Form 10-Q
period 2011-03-31
SMG Indium Resources Ltd.
filed 2011-06-20
CIK 1426506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 000-54391

 SMG INDIUM RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

41 University Drive, Suite 400
Newtown, Pennsylvania	18940
(Address of Principal Executive Offices)	(Zip Code)

(215) 809-2039
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files    ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of Common Stock par value $0.001 per share, outstanding as of June 15, 2011 was 6,775,551.

 SMG INDIUM RESOURCES LTD.

Table of Contents

		Page
Part I	Financial Information

Item 1.	Financial Statements	4

	Condensed Balance Sheets as of March 31, 2011(unaudited) and December 31, 2010	4

	Condensed Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and for the Period January 7, 2008 (Inception) to March 31, 2011(unaudited)	5

	Condensed Statements of Changes in Stockholders’ Equity (for the Period from January 7, 2008 (Inception) to March 31, 2011) (unaudited)	6

	Condensed Statements of Cash Flows For The Three Months Ended March 31, 2011 and 2010 and for the Period January 7, 2008 (Inception) to March 31, 2011 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II	Other Information

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Removed and Reserved	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signatures		29

SMG Indium Resources Ltd.

Cautionary Note regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Indium,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Indium Resources Ltd.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and out other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.

 SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets – Cash	$516,508	$693,940
Prepaid Expense	3,077	3,077
Total Current Assets	519,585	697,017

Inventory - Indium	4,591,016	4,591,016

Total Assets	$5,110,601	$5,288,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued Expenses	$11,832	$10,463
Note Payable to Manager - Related Party	265,000	265,000
Accrued Interest Payable - Manager - Related Party	48,384	45,778
Total Current Liabilities	325,216	321,241

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Class A Common Stock - $.001 par value; authorized - 2,000,000 shares at March 31, 2011 and December 31, 2010; issued and outstanding - 1,163,600 shares at March 31, 2011 and December 31, 2010.	1,164	1,164
Common stock - $.001 par value; authorized 5,000,000 shares at March 31, 2011 and December 31, 2010; issued and outstanding - 155,000 at March 31, 2011 and December 31, 2010.	155	155
Additional Paid-in Capital	5,373,771	5,373,771
Deficit accumulated during the development stage	(589,705)	(408,298)
Total Stockholders' Equity	4,785,385	4,966,792
Total Liabilities and Stockholders' Equity	$5,110,601	$5,288,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

 SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the Period
	Three Months Ended		January 7, 2008 (Inception)
Costs and Expenses:	March 31, 2011	March 31, 2010	to March 31, 2011
Operating costs	$177,432	$24,632	$309,832
Interest expense - Manager	3,975	3,975	48,384
Deferred Offering Costs	-	-	231,489
Total Costs and Expenses	181,407	28,607	589,705

Net Loss	$(181,407)	$(28,607)	$(589,705)

Net Loss per common share - Basic and Diluted	$(1.17)	$(0.18)

Weighted average number of common shares outstanding - Basic and Diluted	155,000	155,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period January 7, 2008 (Inception) to March 31, 2011
(Unaudited)

					Additional	Deficit Accumulated	Total
	Class A Common Stock		Common Stock		Paid	During the	Stockholders
	Shares	Value	Shares	Value	In Capital	Development Stage	Equity (Deficiency)
Issuance of Founders Shares at $.067 per share on January 7, 2008	-	$-	150,000	$150	$9,850	$-	$10,000
Net Loss						(16,895)	(16,895)
Balances at December 31, 2008	-	-	150,000	150	9,850	(16,895)	(6,895)

June 5, 2009 - Shares Issued to CFO on June 5, 2009 Valued at $4.50 per share			5,000	5	22,495		22,500
Issuance of Class A common stock and warrants at $5.00 per share for cash, net of offering expenses	1,003,600	1,004			4,796,996		4,798,000
Net Loss						(337,261)	(337,261)
Balances at December 31, 2009	1,003,600	1,004	155,000	155	4,829,341	(354,156)	4,476,344

Issuance of Class A common stock and warrants at $5.00 per share for cash, net of offering expenses	160,000	160			544,430		544,590
Net Loss						(54,142)	(54,142)

Balances at December 31, 2010	1,163,600	1,164	155,000	155	5,373,771	(408,298)	4,966,792

Net Loss						(181,407)	$(181,407)

Balances at March 31, 2011	1,163,600	$1,164	155,000	$155	$5,373,771	$(589,705)	$4,785,385

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For the Three Months Ended		January 7, 2008 (Inception)
	March 31, 2011	March 31, 2010	to March 31, 2011

Cash flow from operating activities:
Net loss	$(181,407)	$(28,607)	$(589,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of deferred offering costs	-	-	231,489
Stock based compensation	-	-	22,500
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	-	(3,077)
Inventory - Indium	-	(3,419,963)	(4,591,016)
Accrued expenses	1,369	-	11,832
Accrued interest to Manager - Related Party	2,606	3,975	48,384
Net cash used in operating activities	(177,432)	(3,444,595)	(4,869,593)

Cash flow from financing activities:
Proceeds from note payable to Manager - Related Party	-	-	265,000
Proceeds from sale of Class A common stock	-	663,000	5,598,000
Costs relating to the sale of Common Stock	-	-	(255,410)
Deferred offering costs	-	-	(231,489)
Proceeds from issuance of common stock to founding stockholders	-	-	10,000
Net cash provided by financing activities	-	663,000	5,386,101

Net (decrease) increase in cash	(177,432)	(2,781,595)	516,508
Cash, at beginning of period	693,940	3,605,228	-
Cash, at end of period	$516,508	$823,633	$516,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

 SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (a development stage Company) (the “Company”) is a corporation established pursuant to the laws of Delaware on January 7, 2008. On April 2, 2008, the Company changed its name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. The Company’s primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The Company may, from time to time, engage in Direct Sales and Lending transactions - see “Revenue Recognition” below. To assist in the purchase of indium, the Company entered into a Management Services Agreement (the “MSA”) on November 25, 2009 with Specialty Metals Group Advisors, LLC (the “Manager”) to engage the Manager to purchase indium on its behalf. The primary responsibilities of the Manager will be: (i) purchasing and selling indium; (ii) submitting written reports detailing the delivery and payment particulars regarding each purchase and sale of indium to the Company’s Board of Directors; (iii) arranging for the storage of indium; (iv) preparing a bi-weekly report on the Net Market Value (“NMV”); (v) preparing any regulatory filings or special reports to the Company’s stockholders and Board of Directors; and (vi) managing the general business affairs of the Company. The MSA will have an initial term of five years with options to renew upon mutual agreement between the parties. The Company will pay the Manager a fee of 2% per annum of the monthly NMV. This fee will only accrue upon the completion of an Initial Public Offering (“IPO”) by the Company. On May 10, 2011, the Company completed its IPO pursuant to a Registration Statement that was declared effective on May 4, 2011 (see Note 4). The NMV is an internally created formula used by the Company strictly to compute the management fee and the number of IPO units which the Class A stockholders received upon the completion of the IPO. The NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by the Metal Bulletin posted on Bloomberg L.P. for the month, plus cash and other Company assets, less any liabilities multiplied by the monthly fee of 1/6 of 1% (or 2% per annum). The Company intends on publishing the updated spot price, the quantity of indium held in inventory and the Company’s NMV on its website on a bi-weekly basis. There may not be a correlation between its NMV, the price of indium and the price of its common stock. The Company’s business strategy is to achieve long-term appreciation in the value of its indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. The Company will use at least 85.0% of the net proceeds of the IPO to purchase and stockpile already processed and mined indium ingots within 18 months of consummating the IPO. In the event the Company is unable to utilize all 85% of the net proceeds from the IPO to purchase or contract to purchase and stockpile indium within 18 months from the consummation of the IPO, the Company will return to the shareholders their pro-rata share of the unused proceeds designated for the purchase and stockpile of indium. The Company’s indium is insured and physically stored in facilities located in the United States, Canada, Netherlands and/or the United Kingdom. While it is not the Company’s current intention to do so in the short term, at its discretion and based on market conditions, the Company may subsequently lend or sell some or all of its’ indium stockpile to cover annual operating expenses. The Company’s common shares will represent an indirect interest in the physical indium it will own.

Indium is an essential raw material for a number of consumer electronics applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices like television sets, computers, cell phones and digital cameras. Indium is increasingly being used as a crucial raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of Indium are in electrical components, alloys and solders.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Business and Basis of Presentation – (continued)

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these condensed financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2010.  In the opinion of management, the interim unaudited condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The condensed statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2011.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2 — Summary of Significant Accounting Policies

Development Stage Entities

The Company’s principal activities since formation have centered on raising capital, acquiring indium, and beginning to look toward the longer term plan of pursuing an IPO. Accordingly, the Company remains a development stage company as of March 31, 2011 as defined by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) or FASB ASC 910-10. The Company closed on its Initial Public Offering (“IPO”) on May 10, 2011 and as such has completed its raising capital stage and will be commencing its principal operations in the very near future.

Inventory of the Metal Indium

In accordance with FASB ASC 330-10, the Company’s inventory or “stockpile” of the metal indium will be recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. The stockpile of the physical metal indium will be carried at the lower of cost or market with cost being determined on a specific identification method and market being determined as the net realizable value based on a variety of factors which could include among other things, spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform, current levels of supply and demand and general economic conditions. Further, the Company will periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temproary basis. Where such impairment is viewed as something other than temporary, the Company will charge against earnings the value by which the fair market value is less than the cost. Realized gains (losses) from other transactions will be determined for income tax and for financial reporting purposes on a specific identification method when incurred.

Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260-10, “Earnings per Share”. This codification requires presentation of both basic and diluted earnings/(loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method and convertible debt using the if-converted method. If anti-dilutive, the effect of outstanding warrants and options is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three months ended March 31, 2011 and 2010, the basic and diluted EPS loss per share are based upon a weighted average number of shares of 155,000 for each period. For the three months ended March 31, 2011 and 2010, the number of common shares potentially issuable upon the exercise of certain options was 279,999, respectively, has not been included in the computation of the diluted EPS since the effect would be antidilutive. Also, for the period ended March 31, 2011 and 2010, the Class A common shares of 1,163,600 have not been included in the computation of diluted EPS since the effect would be antidilutive.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Revenue Recognition

We envision that our stockpile of indium may be used from time to time for “direct sales and or “lending” transactions. Under a “direct sale” transaction we would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which we would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for non-performance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We anticipate recognizing revenues on purchases and sales of indium under these arrangements in accordance FASB ASC 845-25 “Non-Monetary Transactions” and “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Accordingly we will disclose unconditional purchase obligations under these arrangements (“Disclosure of Long Term Obligations”) and, if applicable, accrue net losses on such unconditional purchase obligations in accordance with FASB ASC 440-10-50.

Income Taxes

The Company follows FASB ASC 740 as it relates to “Accounting for Income Taxes”. Under FASB ASC 740, the Company establishes financial accounting assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Any significant difference between amounts recognized for book purposes versus tax purposes would be accounted for and disclosed accordingly. The Codification clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position(s) on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the ASC provides guidance on derecognition, classification, interest and penalties, disclosure and transition. During the period under audit, there were no such amounts that were recorded or in need of disclosure. Further, no tax benefit was recorded by the Company since inception stemming from the accumulated losses during the development stage. Consequently, the tax benefit is not reasonably assured and therefore not recorded.

Start-Up Costs

The Company follows the guidance of FASB ASC 720-15 as it relates to the “Reporting on the Costs of Start-Up Activities”. This Codification provides guidance on the financial reporting of start-up costs and organizational costs. It requires the costs of start-up activities and organizational costs to be expensed as incurred.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies  – (continued)

Share Based Payment Arrangements

The Company accounts for employee share based payment arrangements in accordance with the provision of FASB ASC 718-10-S99, “Share-Based Payments” (“SBP”). This statement addresses all forms of SBP awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In accordance with this statement, awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. At March 31, 2011, the Company had not yet issued any employee SBP’s and therefore no compensation was recorded in accordance therewith for the period then ended.

On May 10, 2011, the Company completed its IPO. As a result, the stock options granted in 2008 to each of the Company’s three independent directors in the amount of 8,333 options each or 24,999 in total are exercisable at a price of $7.50 per share. These options will expire on May 9, 2016. The Company values these options to be $3,750 (see below). In 2010, the Company agreed to grant an additional 5,000 options to purchase common stock to each of the Company’s four independent directors. These 20,000 directors’ options will be exercisable at $4.50 per share, and will expire on May 9, 2016. The Company estimates that the fair value of the 20,000 director’s options will be approximately $15,800 (see below). The Chief Financial Officer has 50,000 options to purchase common stock at an exercise price of $7.50 per share and 30,000 exercisable at $4.50 per share. Each of these options will expire on May 9, 2016. The Company estimates the value of these options to be $7,500 and $23,700, respectively (see below).

The Manager has 155,000 stock options that are exercisable at $4.50 per share and expire on November 23, 2014. The Company values these options to be $97,650 (see below). Further, the Manager also has 150,000 stock options received in connection with the conversion of 75,000 shares of common stock on the IPO date and an additional 150,000 stock options received in connection with the conversion Company’s Note Payable on the IPO date. These 300,000 stock options expire on May 9, 2016. The Company estimates the value of these options to be $237,000 (see below).

In connection with the foregoing, the Company will record to Compensation Expense in May 2011 a total of $266,900 in connection with the foregoing stock options.

The value of the stock options was determined using the Black-Scholes option pricing model, using the following assumptions: (i) expected volatility of 19.00%; (ii) risk free interest rate of 1.57%; and (iii) a term of 5 years. The volatility rate was based upon the 5 year volatility of Indium.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of FASB ASC 505. Based on the provisions as contained therein, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s outstanding warrants are exercisable only upon the successful completion of the proposed IPO and will become subject to a classification assessment at the time they become exercisable. Notwithstanding, the Company, as a matter of policy, will evaluate any common stock purchase warrants or other free standing derivatives at each reporting date to assess their proper classification using the applicable classification criteria enumerated in FASB ASC 505.

 SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Concentration of Credit Risk

The Company considers all highly liquid securities with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company has not experienced any losses in such accounts. At March 31, 2011, the Company had cash on deposit of approximately $266,500 in excess of federally insured limits of $250,000.

Fair Value of Financial Instruments

For cash and cash equivalents, accrued expenses, and other liabilities, the carrying amount approximates the fair value because of the immediate or short term nature of those instruments. The carrying amount of notes payable approximates fair value due to the length of the maturity of the underlying note and the interest rate which is comparable to market rates currently available to the Company.

Recently Issued Accounting Pronouncements:

FASB ASC 718-740-50 provides guidance for the “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” and addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FASB ASC 718 and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In January 2010, FASB ASC 505 provided guidance on “Accounting for Distributions to Shareholders with Components of Stock and Cash”. This codification clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and EPS). Those distributions should be accounted for and included in the EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards Codification. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

In December 2009, the FASB ASC 860 “Accounting for Transfers of Financial Assets” was issued. This codification addresses the transfers of financial assets where there is a continuing involvement by the transferor either with the transferred assets or with the transferee. This codification raises issues about the circumstances under which the transfers should be considered sales or partial sales and thus established standards for resolving those issues. The Company may from time to time direct sell or lend indium. In each case title and risk of loss shall pass and hence the “continuing involvement” is eliminated. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 3 — Private Placement Offering

In early September 2009, we engaged placement agents to assist us in the 2009 Private Placement. We held the first two closings of the private placement in November and December of 2009, respectively, raising a cumulative total through December 31, 2009 of $5,018,000. On January 8, 2010, the Company closed the last piece of the private placement offering raising an additional $800,000. The aggregate gross proceeds raised in the 2009 Private Placement was $5,818,000 and sold an aggregate of 1,163,600 units. A unit consisted of one share of Class A common stock and one warrant to purchase one share of common stock at an exercise price of $5.75 per share. Immediately after the successful completion of the IPO, the Company’s Private Placement Class A Shareholders were entitled to an adjustment reflecting: (i) the 20% increase in units associated with the failure to complete an IPO within a certain timeframe, plus (ii) the NMV adjustment which is computed by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by the Metal Bulletin posted on Bloomberg L.P., plus cash and other assets, less any liabilities. The Company issued the equivalent of an additional 471,951 units, as previously defined, based on the above calculation in May 2011. During May 2011, the Company recorded a preferential dividend charge to the Common Shareholders of approximately $2,029,390 relating to the additional 471,951 units issued to the Class A Shareholders.The spot price for indium is published by the Metal Bulletin and posted on Bloomberg L.P. on a bi-weekly basis. Immediately prior to the consummation of the IPO, all 1,163,600 shares of the Class A common stock were automatically converted into 1,635,551 shares of common stock after taking into consideration the Private Placement's 20% time based accretion factor resulting in the issuance of 232,720 common shares and the Private Placement's NMV based accretion factor resulting in the issuance 239,231 common shares.

Note 4 — Completion of Initial Public Offering

On May 10, 2011, the Company completed its IPO pursuant to a Registration Statement that was declared effective on May 4, 2011.  The Company sold 4,800,000 units at a price of $5.00 per unit for an aggregate gross proceeds of $24,000,000. As a result of the IPO, the Company raised a total of $22,475,178 in net proceeds after deducting underwriting discounts and commissions of $882,500 and offering expenses of $642,322. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Of this total, approximately $19,103,900 will be used to purchase and stockpile indium and approximately $3,371,277 will be used for general working capital purposes. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. The warrants also contain a call feature that permits the Company to redeem the warrants at a price of $.01 per warrant at any time after the warrants become exercisable, upon providing at least 30 days advance written notice of redemption and if, and only if, the last sales price of the Company’s common stock equals or exceeds $8.00 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption. In addition, the Company may not redeem the Warrants unless the warrants comprising the units sold in the IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Completion of Initial Public Offering – (continued)

If the foregoing conditions are satisfied and the Company calls the warrants for redemption, each warrant holder shall then be entitled to exercise their warrants prior to the date scheduled for redemption. The redemption provisions for the Company’s warrants have been established at a price which is intended to avail to the warrant holders a premium in the market price as compared to the initial exercise price. There can be no assurance, however, that the price of the common stock will exceed either the redemption price of $8.00 or the warrant exercise price of $5.75 after the Company calls the warrants for redemption.

The Company granted to the underwriters an option, exercisable not later than 45 days after the closing date of the IPO, to purchase up to 720,000 additional units at the public offering price less the underwriting discounts and commissions. The underwriters may exercise this option only to cover over-allotments made in connection with the sale of the units offered. On June 9, 2011, the underwriters exercised a portion of their over-allotment option to purchase 250,000 units.  The Company received net proceeds of $1,178,500 in connection with the partial exercise of the over-allotment. On June 16, 2011, the underwriters exercised a portion of their over-allotment option to purchase an additional 34,750 units. The Company expects to receive gross proceeds of $173,750 in connection with the second partial exercise of the over-allotment. The transaction is expected to close on June 21, 2011.

The Company also issued a unit purchase option (“UPO”) to the underwriters or their designees, equal to 5% of the aggregate number of Units sold in the IPO (excluding the over-allotment option). The UPO allows the underwriters to purchase Units at an exercise price of 110% of the price per unit in the IPO (or $5.50 share). The associated warrants in connection with this unit purchase option are exercisable at $5.75. The Company intends to account for the fair value of this purchase option as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company engaged the underwriters as its exclusive advisors with respect to the solicitation of the exercise of the Warrants and, subject to applicable FINRA rules, shall pay the underwriters a fee equal to 5% of the gross proceeds received from the exercise of such Warrants.

Note 5 — Related Party Transaction

In accordance with FASB 850-50 “Related Party Disclosures”, some of the Company’s executives are also members of the Manager, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). Prior to the consummation of the PPM, on November 25, 2009 the Company entered into a management services agreement with SMG Advisors to engage them to perform certain services on behalf of the Company. The Manager is also considered to be a variable interest entity with its members, and not the Company, being the primary obligors. Accordingly, the Managers financial statements are not consolidated with those of the Company. Pursuant to the management services agreement, the Manager will be responsible for: (i) the purchase and sale of indium, (ii) submission of written reports detailing the delivery and payment particulars regarding each purchase and sale to the Company’s Board of Directors, (iii) arrange for the storage of indium and prepare a report on the net market value of the Company’s common stock, (iv) prepare regulatory filing materials, reports to the Company’s stockholders and other reports to its Board of Directors and (v) generally manage the Company’s business and affairs. Upon the initial closing of the minimum funds sought in connection with the PPM, the Company issued to the Manager a five-year stock option exercisable for 155,000 shares of common stock at an exercise price of $4.50 per share (the “Manager Options”). The Manager Options became exercisable upon the completion of the IPO.

The management services agreement has an initial term of five years with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum of its net market value beginning upon the successful completion of the IPO, which will be paid monthly. The Manager has agreed to waive all management fees prior to the completion of the IPO and thus, such management fee will not be paid. Accordingly, the management fee will not begin to accrue until completion of the IPO. The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, President; Richard A. Biele, Chief Operating Officer; Alan Benjamin, Chairman and Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. SMG Advisors is managed by Ailon Z. Grushkin.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Related Party Transaction – (continued)

On January 7, 2008, the Company agreed to reimburse its Chief Operating Officer Richard Biele or his affiliates commencing upon the successful completion of the IPO for office, secretarial and related office expenses as follows: (1) $1,200 per month for rent; (2) reimbursement for up to 20% of his secretary’s salary and healthcare benefits; and (3) office expenses directly related to the Company’s operations. The Company will continue to reimburse its Chief Operating Officer or his affiliates for rent and other office-related expenses as set forth above until such time that the Company notifies its Chief Operating Officer. On June 5, 2009, the Company awarded 5,000 shares of common stock to the Chief Financial Officer (“CFO”) in connection with his work for the Company since inception. The 5,000 shares of commons stock were valued at $22,500 based on the estimated NMV at the IPO date of $4.50. This discretionary award is in consideration for the significant unpaid time the CFO has worked on various business matters for the Company since the inception date of January 7, 2008.

On January 8, 2008, the Company entered into a revolving line of credit with the Manager in the aggregate amount of $300,000 (the “Revolver’). The line of credit was used to fund the deferred offering costs incurred by the Company in connection with its attempt to go public in 2008. To date, the Company has borrowed $265,000 under the line of credit. Borrowings under the line are unsecured and bear interest at the rate of six percent per annum. As of the March 31, 2011 balance sheet date, 1,178 days have been accrued thereunder and the Company has recorded cumulative charges to operations of $48,384 in connection therewith.

On January 25, 2010, the Company amended its revolving line of credit as follows: (i) the maturity date was amended to be due and payable on the earlier of (a) the date the Company completes an IPO; (b) the date of a dissolution, liquidation, winding up or insolvency proceeding commenced by or on behalf of the Company in the event the Company does not complete the IPO; or (c) November 24, 2011. On May 10, 2011, the Company completed its IPO and such amount due to the Manager was automatically converted into 150,000 common stock options exercisable at $4.50 per share expiring on May 9, 2016.

On February 8, 2010, the Company entered into a common stock for option exchange with the Manager. On May 10, 2011, the Company completed its IPO and 75,000 shares of common stock owned by the Manager was automatically converted into 150,000 common stock options exercisable at $4.50 per share expiring on May 9, 2016.

On May 4, 2011, the Company amended its Certificate of Incorporation to extend the life of the company to perpetuity, as stated in the 2009 Private Placement Memorandum. In addition, it increased the number of authorized common stock by 35,000,000 shares to 40,000,000 in total.

Traxys Projects LP, 100% owned by Traxys S.a.r.l and its wholly owned subsidiary, Traxys North America LLC, and Traxys Commodity Fund LP each invested $500,000 in the Company’s 2009 Private Placement. This represents beneficial ownership in the Company by entities affiliated with Traxys North America LLC of 15.2% prior to this offering and 4.3%, upon the completion of the IPO. The Company purchased an aggregate 7.2 tons of indium, approximately 78.1% of its current stockpile, from Traxys North America LLC utilizing proceeds from the 2009 Private Placement in which the Company expended approximately $4.6 million between December 2009 and December 2010 in 21 separate purchase orders. Traxys North America LLC is an indium supplier. The Company did not and does not have any outstanding special agreements or arrangements with Traxys S.a.r.l or any of its affiliates including its wholly owned subsidiary, Traxys North America LLC. Neither Traxys S.a.r.l nor any of its subsidiaries has any capital interest in Traxys Commodity Fund L.P. (the “Fund”) either as a general partner or as a limited partner; it does however have a portion of the carried interest in the Fund and is entitled to receive management fees from the Fund for providing management services. The Chairman and the CEO of Traxys North America LLC comprise two of the four members of the Board of the Fund’s general partner and, subject to the Board’s approval, are primarily responsible for the Fund’s investment decisions.

 SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Commitments and Contingency

The Company entered into an arrangement with Richard T. Morena, the Company’s Chief Financial Officer that will provide for an annual base compensation of $30,000 to be paid in quarterly installments of $7,500. The Company awarded Mr. Morena 5,000 shares of common stock on June 5, 2009 in connection with his services since the Company’s inception. Using the NMV at the proposed IPO date of $4.50, these shares were valued at $22,500. As noted below, Mr. Morena has also been awarded stock options to purchase 50,000 and 30,000 shares of the Company’s common stock at exercise prices equal to $7.50 and $4.50 per share of common stock, respectively, exercisable on May 10, 2011 and expiring on May 9, 2016. Additionally, Mr. Morena will receive an award of 30,000 options annually thereafter on terms to be established by the board of directors and compensation committee of the board of directors.

In connection with the commencement of the Company’s IPO, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2008 Equity Incentive Plan (the “Plan”) in its entirety in January 2008. Under the Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. On July 7, 2010, the Company’s board of directors authorized an increase from 550,000 shares of common stock to 1,000,000 shares of common stock to be reserved for issuance pursuant to the 2008 Long-Term Incentive Compensation Plan. On April 19, 2011, prior to the consummation of the IPO, such increase was submitted and approved by the shareholders. In 2008, the Company had agreed to grant 8,333 options to purchase common stock to each of the Company’s three independent directors and 50,000 options to the Company’s Chief Financial Officer. Exercise of these options was contingent upon the successful completion of the IPO. The options are exercisable at $7.50 per share for a period of five years. In 2010, the Company agreed to grant an additional 5,000 options to purchase common stock to each of the Company’s four independent directors and 30,000 options to the Company’s Chief Financial Officer. Exercise of these options was contingent upon the successful completion of the IPO. The options are exercisable at $4.50 per share, for a period of five years. The Company estimated  the fair value of the 2008 option grant of 24,999 director’s options to be approximately $3,750 and Mr. Morena’s 50,000 options are approximately $7,500 using the Black-Scholes option pricing model. The Company estimated the fair value of the 2010 option grant of 20,000 director’s options to be approximately $15,800 and Mr. Morena’s 30,000 options to be approximately $23,700 using the Black-Scholes option pricing model. The fair value of these options granted to the directors and officers is estimated as of the date of grant using the following assumptions: (i) expected volatility of 19.00%; (ii) risk free interest rate of 1.57%; and (iii) a term of 5 years. The volatility rate was based upon the 5 year volatility of Indium. The assumed discount rate was the default risk free interest rate provided by Bloomberg L.P. on May 10, 2011.

 SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Class A Common Stock

The Company’s Class A common stock consists of authorized shares of 2,000,000, $.001 par value. In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Corporation, all the assets of the Corporation of whatever kind available for distribution shall be distributed as follows: (i) first, to the preferred stock; (ii) second to the Class A common stockholders up to an amount equal to such Class A common stockholders pro rata portion of their initial PPM investment in the Class A common stock; (iii) third, to the Manager up to $265,000 plus accrued interest; and (iv) fourth, the remainder of the assets on liquidations shall be distributed 20% to the Manager and 80% to the Class A Common Stockholders. Additionally, without the approval of a majority of the voting power of the Class A common stock, voting as a separate class, the Company shall not be authorized to issue, redeem or retire any shares of preferred stock, for so long as any Class A common stock is outstanding. The holders of the Class A common stock shall be entitled to receive, share for share with the holders of the common stock, such dividends, if and when declared from time to time by the Board of Directors of the Company. In the event that such dividend is paid in the form of shares of the Company, the holders of Class A common stock shall receive Class A common stock. Holders of Class A Common Stock shall be entitled to one vote for each share of Class A common stock held as of the applicable date on any matter that is submitted to a vote or for the consent of stockholders of the Company. The holders of Class A common stock, together with the holders of the common stock shall exclusively possess all voting power and shall at all times vote on all matters (including, without limitation, the election of directors). Upon the completion of an initial public offering of Corporation’s securities, pursuant to which the Corporation files a registration statement with the Securities and Exchange Commission and raises a minimum amount of $5,000,000 of gross proceeds in a public offering and thereupon becomes subject to the periodic and other reporting obligations of the SEC, all outstanding shares of Class A common stock shall automatically be converted into shares of common stock. Immediately prior to the consummation of the IPO, all 1,163,600 shares of the Class A common stock were automatically converted into 1,635,551 shares of common stock after taking into consideration the Private Placement's 20% time based accretion factor resulting in the issuance of 232,720 common shares and the Private Placement's NMV based accretion factor resulting in the issuance 239,231 common shares.

Such shares shall be increased for the IPO event as follows: (i) if the IPO is completed within one year (November 25, 2010) such shares shall be increased by 10%; (ii) if the IPO event should occur in the second year (i.e. after 11/25/10 but before 11/25/11), then such shares shall be increased by 20%; and (iii) the adjustment for increases in the NMV of the Company was calculated as follows:

Total “Further Adjustment” Shares to be issued:

NMV of the Corporation immediately receding the IPO Closing*	Minus	NMV of the Corporation after the application of the Private Placement gross proceeds from the sale of Class A Common Stock

$5.00 or the IPO Unit Price

* The average indium price used to determine the NMV shall be based on the mid-point of the low and high monthly average prices as published by the Metal Bulletin under the category “Indium Ingots MB free market monthly average in warehouse $ per Kg” for the three (3) month period immediately preceding the Closing date of the IPO

Calculation of “Adjustment Ratio per Private Placement Share”:

Total Further Adjustment Shares to be Issued
	Equals	Adjustment Ratio Per Private
Total Class A Common Shares Outstanding		Placement Share

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2011 and 2010, there were no outstanding preferred shares. For a period of one year after the effectiveness of the IPO, the Company will not offer preferred stock to any of its promoters (including the Company’s officers, directors and the Manager) except on the same terms as it is offered to all other existing or new stockholders. In addition, a majority of the Company’s independent directors that do not have an interest in the transaction shall approve any offering of preferred stock and have access, at the Company’s expense, too our counsel or independent counsel. Any document relating to an offering of preferred stock by the Company will disclose whether the dividends on the preferred stock are cumulative, the risk of failure to declare or pay dividends on the preferred stock and the equity characteristics of any convertible preferred stock being offered to investors.

Note 9 — Segment Information

The Company operates a single segment business in which it owns and accumulates stockpiles of indium. At March 31, 2011 and December 31, 2010, the Company’s management calculated the NMV of the Company to be $6,575,864 and $5,540,655, respectively. The Company’s management monitors the performance of this segment based, in part, on the changes in NMV. This NMV, which gives effect to the fair value of indium, exceeds the Company’s net book value at March 31, 2011 and December 31, 2010 of $4,785,385 and $4,966,792 by approximately $1,790,479 and $573,863, respectively. The $1,790,479 represents the excess of the indium spot value of $695 (as published in Metal Bulletin posted on Bloomberg LP (Bloomberg LP is not regulated or government approved)) relating to the 9,182 kilograms of indium owned as of March 31, 2011 for a fair market value of $6,381,494 versus its historical book value $4,591,015. The $573,863 represents the excess of the indium spot value of $562.50 (as published in Metal Bulletin posted on Bloomberg LP (Bloomberg LP is not regulated or government approved)) relating to the 9,182 kilograms of indium owned as of December 31, 2010 for a value of $5,164,878 versus its historical book value $4,591,015. The Company’s business strategy is to achieve long-term appreciation in the value of its indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices.

Note 10 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that have required adjustment or disclosure in the financial statements other than mentioned below.

As of May 5, 2011, all of the Class A common shares authorized have been converted into common shares and all the Class A common unissued shares have been cancelled.

Subsequent to March 31, 2011, the Company purchased 11,076 kilograms of indium from three different suppliers. The Company paid an average price of approximately $780 per kg. at a total cost of approximately $8,639,000. As detailed on the Company’s Form 8-K as filed on May 19, 2011, this was part of a purchase commitment the Company entered into in which it had committed to purchase 8 metric tons of Indium. As of June 20, 2011, the Company has purchased and taken delivery of approximately 6 metric tons of indium against the 8 metric ton commitment.

On May 10, 2011, the Company entered into an Amended and Restated Management Services Agreement with the Manager which extends for a period of five years on substantially the same terms.

SMG INDIUM RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 10 — Subsequent Events  - (continued)

On June 9, 2011, the Company consummated the closing of 250,000 units subject to the underwriter’s over-allotment option. Each unit consists of one share of common stock, $.001 par value per share, and one warrant, each to purchase one share of the Company’s common stock. The units were sold at an offering price of $5.00 per unit, generating total gross proceeds of $1,250,000. After deducting expenses related thereto, the Company received net proceeds of $1,178,500 in connection with the overallotment.

On June 13, 2011, at the Company's annual board meeting, the board of directors authorized the Company to grant the annual stock option awards of 5,000 stock options to each of the Company's three independent directors and 30,000 stock options to the Company's CFO. The stock options are exercisable at $4.75 and expire five years from the date of issuance. In addition, the board of directors authorized the Company to grant Richard Morena, the Company's CFO, 10,000 shares of common stock as additional compensation for services rendered to date.

On June 16, 2011, the underwriters exercised a portion of their over-allotment option to purchase an additional 34,750 units. The Company expects to receive gross proceeds of $173,750 in connection with the second partial exercise of the over-allotment. The transaction is expected to close on June 21, 2011. The effect of these units have not been considered in this Form 10-Q since the closing on such units will be after the filing of this report with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SMG Indium Resources Ltd. was formed under the laws of the State of Delaware on January 7, 2008. On April 2, 2008, we changed our name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. We were formed to purchase and stockpile the specialty metal indium. We intend to utilize cash derived from the proceeds of offerings of our capital stock, debt, or a combination of cash, capital stock and debt, for acquiring and storing indium.

In early September 2009, we engaged placement agents to assist us in the 2009 Private Placement. We held the first two closings of the private placement in November and December of 2009, respectively, raising a cumulative total through December 31, 2009 of $5,018,000. In January 2010, we closed the last piece of the private placement offering raising an additional $800,000. The aggregate gross proceeds raised in the 2009 Private Placement was $5,818,000. With the capital raised through the 2009 Private Placement, in December 2009 we began purchasing and stockpiling indium. As of March 31, 2011, we purchased approximately $4,591,000 of indium. Our indium is currently stored in a secure insured bonded warehouse facility located in New York owned by The Brink’s Company. We did not generate any revenue during the quarter ending March 31, 2011 and March 31, 2010.

On May 4, 2011, SMG Indium Resources Ltd. amended its certificate of incorporation to provide for 40,000,000 shares of authorized common stock, par value $.001 per share and 1,000,000 shares of authorized preferred stock, par value $.001. In addition, the Company amended its corporate charter extending the life of the Company to perpetuity.

On May 10, 2011, SMG Indium Resources Ltd. completed its Initial Public Offering of 4,800,000 Units at $5.00 per Unit and raised a total of $24,000,000.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. After deducting fees in connection with the offering, the net proceeds were approximately $22,475,000. Of this total, approximately $19,104,000 will be used to purchase and stockpile indium and approximately $3,371,000 will be used for general working capital to fund operations. Immediately prior to the consummation of the IPO, all 1,163,600 shares of the Class A common stock were automatically converted into 1,635,551 shares of common stock after taking into consideration the PPM's 20% time based accretion factor resulting in the issuance of 232,720 common shares and the PPM's NMV based accretion factor resulting in the issuance 239,231 common shares. The total shares of common stock outstanding following the IPO and after giving effect to the conversion of 75,000 shares of common stock owned by the Manager into 150,000 common stock options, the underwriters' partial exercise of the over-allotment in the amount of 250,000 units and the board of directors authorizing the Company to grant the CFO 10,000 common shares as additional compensation for services rendered was 6,775,551.

On May 10, 2011, the Company entered into an Amended and Restated Management Services Agreement with the Manager which extends for a period of five years on substantially the same terms.

 Our Company

We were formed to purchase and stockpile the metal indium. Our strategy is to achieve long-term appreciation in the value of our indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. We plan to achieve long-term appreciation in the value of our indium stockpile primarily through price appreciation of the physical metal. Although the price of indium has declined substantially from its high in March 2005, it is our belief that the long-term industry prospects for indium are attractive and over time the price of the metal will appreciate. To our knowledge, this is currently the only investment that allows potential stockholders to participate in the price appreciation of indium other than physical delivery of the metal itself. Our structure provides a simple and efficient mechanism by which a potential public stockholder may benefit from the appreciation in the price of indium. Our shareholders have the ability to effectively purchase an interest in indium in a manner that does not directly include the risks associated with ownership of companies that explore for, mine and process indium. Our common shares represent an indirect interest in the physical indium we own.

All of the indium we purchase and own is and will be insured and physically stored in third-party warehouses or storage facilities located in the United States, Canada, Netherlands and or the United Kingdom. Our Manager, Specialty Metals Group Advisors LLC, will negotiate storage arrangements for our indium holdings and is required to use commercially reasonable efforts to ensure that the indium holdings have the benefit of insurance arrangements obtained on standard industry terms.

We currently store and intend to store our indium stockpile in reputable, adequately capitalized and insured third-party facilities that have the following characteristics:

• Experience storing minor metals or precious metals such as gold, silver, platinum, and palladium.
• Provide comprehensive inventory service that includes:
• reporting on inventory positions to our company and auditors,
• full liability for our inventory held in their facility,
• insurance on standard industry terms and
• proper warehouse security such as the use of alarm systems, digital cameras, and or independent power sources.
• Management throughout the supply chain from mine to end user by:
• preparation of the shipment in accordance with our instructions,
• conduct visual inspections, spot checks and arrange and facilitate for independent third-party assays,
• confirmation of deliveries to supplier packing lists,
• weighing according to industry standards,
• preparation of documents for letter of credit,
• experience dealing with import and export duties,
• flexible infrastructure that is tractor-trailer accessible during regular business hours,
• storage, acceptance and release of shipment upon receipt of formal instructions, and
• facilities for third-party inspection and assaying.

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. Subsequent to our 2009 Private Placement and up until the IPO, our Manager purchased on our behalf approximately 9.2 tons of indium, which is currently stored in an insured, secure facility in New York owned and operated by Brink’s Global Services U.S.A., Inc. (‘‘Brink’s’’), a bonded warehouse. Initially, a member of our senior management will be responsible for warehouse facilities’ inspection. We expect our chief executive officer or our chief operating officer to inspect the facilities. The facilities will be visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or we deem the warehouse company’s insurance inadequate.

We will monitor the ratio of our common share price to the value of our indium holdings and may sell some of our indium holdings and buy back common shares when the common share price is less than the NMV per share or sell common shares and buy indium when the common share price is higher than the NMV per share.

Our expenses will be required to be satisfied by cash on hand that is not set aside for the purchase of indium. Cash on hand is expected to be sufficient to satisfy our expenses for approximately 40 months. Our annual expenses, including management fees, are estimated to be approximately $1,172,500. While it is not our current intention to do so in the short-term, at our discretion, we may subsequently lend or sell some or all of our indium stockpile to cover our operating expenses. Alternatively, we may seek to raise additional capital to cover our operating expenses through potentially dilutive equity offerings or debt financing. For a detailed description of such expenses, please see ‘‘Management of SMG Indium Resources Ltd. — Management Services Agreement.’’ We are a taxable United States corporation and are subject to federal and state taxes.

Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our NMV may also decline. Regardless of our ability to purchase indium in a timely manner, we incurred initial offering expenses of approximately $642,000 and projected yearly operating expenses (before storage and insurance) of approximately $1,101,500. We anticipate our yearly operating expenses will increase by approximately $71,000 to approximately $1,172,500 per annum once we are able to fully utilize the net proceeds from this offering allocated to purchase and stockpile indium. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to the expenses listed above. The percentage increase required cannot be accurately determined at this time. It is highly dependent upon several variables including, but not limited to, the exact number of kilograms of indium purchased, the average price paid and the amount of time it takes for us to fully spend the allocated net proceeds from this offering to complete the buildup of our indium stockpile.

On January 8, 2010, we completed the private placement offering. We sold an aggregate of 1,163,600 units to 61 investors for gross proceeds of $5,818,000. Each unit consisted of one share of Class A common stock, par value $.001 per share, and one warrant to purchase one share of common stock at an exercise price of $5.75 per share. Immediately after the successful completion of the IPO, each share of Class A common stock converted into one share of common stock, subject to certain adjustments. The private placement shareholders were entitled to receive shares and warrants adjusted for increases or decreases based upon the increase or decrease of our NMV from the closing of the 2009 Private Placement to our NMV and elapsed time to complete the IPO from the 2009 Private Placement closing date. Based on the terms of the 2009 Private Placement, upon the final closing of the 2009 Private Placement, our NMV was approximately $5,526,826. This was calculated by applying the $5,818,000 gross proceeds from the 2009 Private Placement to our cash of $8,764 and adding the prepaid expenses of $3,077 then deducting (i) $265,000 revolving credit note payable to the Manager; (ii) $29,658 of interest payable on the revolving credit note and (iii) $8,356 in accrued expenses.

Results of Operations

Three Months Ended March 31, 2011 and 2010

	Unaudited
	Three Months Ended
Costs and Expenses:	March 31, 2011	March 31, 2010
Operating costs	$177,432	$24,632
Interest expense - Manager	3,975	3,975
Total Costs and Expenses	181,407	28,607

Net Loss	$(181,407)	$(28,607)

Net Loss per common share - Basic and Diluted	$(1.17)	$(0.18)

Weighted average number of common shares outstanding - Basic and Diluted	155,000	155,000

Revenues

We have not generated any revenues to date. We do not expect to generate revenues since our primary business plan is to purchase and stockpile already mined and processed indium ingots. Notwithstanding the rise and fall of the price of indium from period to period, the value of our indium stockpile or inventory of indium, will be recorded on our balance sheet at the lower of cost or market. We will not record any revenues until such time we either sell indium from our inventory or until we lend indium. We expect our monthly expenses to increase or decrease with the change in our NMV. The monthly management fee payable to our Manager is directly correlated to our NMV which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile. Our activity since the closing of the private placement has been centered on purchasing indium and preparing for an initial public offering. As of March 31, 2011, the Manager purchased on our behalf approximately 9.2 tons of indium from three regular indium suppliers at an average cost of $500 per kilogram. These purchases were funded from the net proceeds received from the 2009 Private Placement.

We purchased indium but have not generated any revenues to date. Our entire activity since inception has been to commence our acquisition of a stockpile of indium and to prepare for our proposed initial public offering through an offering of our equity securities. From inception, we have raised approximately $5,828,000. On January 8, 2010, we completed the final private placement offering selling a total of approximately $5,818,000 of convertible units. To date, we have used the proceeds of such private placement offerings to purchase 9.2 tons of indium and to provide for general corporate and working capital expenses.

For the three months ended March 31, 2011, we reported a net loss of $181,407 as compared with a net loss for the three months ended March 31, 2010 of $28,607. The three months ended March 31, 2011 primarily reflects operating costs and the expenses associated with preparing for our second attempt at an initial public offering of $177,432 and accruals relating to the interest on the revolving line of credit with the Manager in the amount of $3,975. For the three months ended March 31, 2010, the loss primarily reflects operating costs and expenses of $24,632 and accruals relating to the interest on the revolving line of credit with the Manager in the amount of $3,975. For the three months ended March 31, 2011, we reported a net loss of $181,407 or an increase in the net loss of $152,800 compared with the three months ended March 31, 2010. The principal reasons for the increase in the 2011 net loss was due to legal, accounting and printing fees and expenses associated with preparing for our initial public offering filing that was consummated and became effective May 4, 2011.

GAAP vs. NON-GAPP

We use the term Net Market Value (“NMV”) throughout this report when we discuss the value of our indium holdings. We define the term NMV, as used in this report, as the product of multiplying the number of kilograms of indium held by the Company at any given point by the spot price for indium as published by the Metal Bulletin posted on Bloomberg L.P., plus cash and other Company assets, less any liabilities.  The use of the term NMV is a non-GAAP financial measurement. Despite this fact, the reason why the Company relies on this term is because:

•
it is a measurement of the true value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•
it provides the greatest transparency to our shareholders in evaluating how the Company is doing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin on Bloomberg L.P.;

•	to internally evaluate the performance of the Manager, who is entitled to a management fee based upon the NMV metric each month;

•
to provide additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for shareholders and potential investors to evaluate how management has done in terms of the indium purchased versus the net market value at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

No assurances can be given that the Company could liquidate its indium holdings at the market prices published by Metal Bulletin.

Liquidity and Capital Resources

Since our inception, we have incurred losses and, as of March 31, 2011, we had an accumulated deficit of $589,705. We have not yet achieved profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. We do not expect to generate revenues or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. The purpose of our Company is to permit a simple and efficient mechanism by which an investor may benefit from the appreciation in the price of indium. The value of our Company is designed to track and correspond with fluctuations in the price of indium. In theory, our stock price should correlate to increases or decreases in the value of our Company, which is directly tied to fluctuations in indium prices. We will not generate any revenues until such time we either sell indium from our inventory or lend indium. We expect our monthly expenses to increase or decrease with the change in our NMV. The monthly management fee payable to our Manager is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile.

On January 8, 2008, we entered into a revolving line of credit with the Manager in the aggregate amount of $300,000. The revolver was used to fund the deferred offering costs incurred by us in connection with our attempted initial public offering in 2008. To date, we have borrowed $265,000 under the revolving line of credit. The revolving line of credit is unsecured and bears interest at the rate of 6.0% per annum. As of March 31, 2011 and December 31, 2010, there were 1,178 and 1,088 days, respectively of interest accrued thereunder. At March 31, 2011 and December 31, 2010 we recorded an interest expense of $48,384 and $45,778, respectively in connection with the $265,000 revolving line of credit. On January 25, 2010, we amended our revolving line of credit as follows: (i) the maturity date was amended to be due and payable on the earlier of: (a) the date we complete an initial public offering; (b) the date of a dissolution, liquidation, winding up or insolvency proceeding commenced by or on our behalf in the event we do not complete the initial public offering, whereas upon the completion of such offering, the amount due under the note will automatically convert into options to purchase 150,000 shares of common stock at an exercise price of $4.50 per share; or (c) November 24, 2011. On May 10, 2011, we completed the IPO and as a result, the amount due to the Manager automatically converted into 150,000 common stock options exercisable at $4.50 per share for a period of five years.

On November 25, 2009 and December 11, 2009 we completed the first two closings of the 2009 Private Placement and accordingly raised a total of $5,018,000. From this total, closing fees consisting of legal and commission expenses totaled $220,000. The net proceeds of $4,798,000 from the 2009 Private Placement are required to be utilized as follows: (i) at least 90% of the net proceeds from the private placement will be used to begin stockpiling indium; and (ii) 10% will be used for general working capital purposes. As a result of the 2009 Private Placement, we issued 1,003,600 shares of Class A common stock and warrants to purchase 1,003,600 shares of common stock. Additional Warrants were issued to the finders in the amount of 37,800. The Warrants have an exercise price of $5.75 per share and become exercisable upon completion of an initial public offering. On January 8, 2010, the 2009 Private Placement’s final closing date, we sold 160,000 additional units for net proceeds of $800,000. No fees were paid out in connection with the sale of these additional units. The aggregate gross proceeds secured in connection with the 2009 Private Placement totaled $5,818,000. After deducting the $220,000 in closing costs associated with legal expenses and broker’s commissions, the net proceeds available pursuant to the 2009 Private Placement amounted to approximately $5,598,000 of which 90%, or approximately $5,038,200, was available for indium purchases and $559,800 was to be used for general working capital purposes. The total Class A common shares and warrants issued in connection with the 2009 Private Placement were 1,163,600. After including the broker warrants of 37,800, the total warrants issued aggregated 1,201,400.

On May 10, 2011, we completed our IPO and sold 4,800,000 units at $5.00 per unit raising gross proceeds of $24,000,000. On June 9, 2011, our underwriters' partially exercised the over-allotment and sold an additional 250,000 units, raising gross proceeds of $1,250,000. In the aggregate, we sold 5,050,000 units at $5.00 per unit raising gross proceeds of $25,250,000. The net proceeds from the sale of the units in the IPO offering was approximately $23,653,678 (including the Underwriter’s partial exercise of the over-allotment). We intend to use at least $20,105,626 of the net proceeds of this offering to acquire indium. Pursuant to a Management Services Agreement, as amended, we shall pay to the Manager a fee equal to 2.0% per annum of our NMV. We intend to pay such management fee from the proceeds of the offering not used to purchase indium.

Indium Inventory

For the three months ended March 31, 2011 and December 31, 2010, we held 9,182 kilograms of indium in inventory at Brinks Global Services USA, a third-party secure storage facility in New York. We are the named insured by Lloyds of London. We did not purchase, sell or lend any indium during the three months ended March 31, 2011. Our cost basis for the indium is $4,591,015 or approximately $500.00 per kilogram. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. On March 30, 2011, Metal Bulletin's quoted price for indium was $695.00 per kilogram, an increase of $132.50 per kilogram from the $562.50 per kilogram price published by Metal Bulletin on December 24, 2010.

At March 31, 2010, we held 9,182 kilograms of indium in inventory.  We purchased 6,647 kilograms of indium for $3,419,963, or $514.48 per kilogram, during the three months ended March 31, 2010. We utilized the proceeds from the 2009 Private Placement, which was completed on January 8, 2010, to purchase the indium in 17 separate purchase orders from three different suppliers. 5,647 kilograms, or approximately 85% of the indium purchased, was metal of Chinese origin with a minimum purity level of 99.99% or 4N. The majority of the indium purchased was 99.995% purity, or 4N5. The cost basis for the 9,182 kilograms of indium we held in inventory at March 31, 2010 was $4,591,015, or approximately $500.00 per kilogram. Metal Bulletin's quoted price for indium on March 31, 2010 was $597.50 per kilogram, an increase of $237.50 per kilogram from the $360.00 per kilogram price published by Metal Bulletin on March 27, 2009.

Since completion of the IPO, we purchased an aggregate of 11,076 kilograms of indium in six purchase orders from three separate suppliers at an average purchase price of $780 per kilogram at a total cost of approximately $8,639,017. As of June 20, 2011, we have taken delivery of approximately 6,064 kilograms out of the 11,076 kilograms of indium purchased. We expect to take delivery of the balance of the indium purchased by the end of June 2011 or in July 2011. Based on Metal Bulletin's reported spot price of indium of $790 per kilogram on June 17, 2011, we would need to purchase an additional 14,500 kilograms of indium to fully expend 85% of the net proceeds from the IPO. We have 18 months from the effective date of our registration statement to spend 85% of the net proceeds from the IPO. We fully expect that we will be able to complete these purchases within the 18 month time period ending November 4, 2012. If we have not spent 85% of the net proceeds from the IPO on purchasing indium, we will distribute such unused proceeds to our stockholders, pro-rata, as a return of capital.

Sources of Liquidity

We initially financed our operations and capital expenditures by issuing revolving credit notes and selling common stock to our Manager, which is owned by our founders. We received a $265,000 advance from our Manager as part of a $300,000 revolving credit line. Since January 7, 2008, through the issuance of shares in our 2009 Private Placement, we have received net proceeds of $5,018,000 through December 31, 2009 and thereafter, we received an additional $800,000 in January 2010 in connection with the final closing of the private placement for total gross proceeds in connection with the 2009 Private Placement of $5,818,000.

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $516,508 and $693,940, respectively. To date, the net proceeds from the private placement have been primarily used in connection with purchasing $4,591,015 of indium, the expenses paid in connection with the IPO of $642,322 and other ongoing operating expenses. We completed our IPO on May 10, 2011 and received net proceeds of $22,475,178. In addition, on June 9, 2011, our underwriters' partially exercised the over-allotment and we received net proceeds of $1,178,500.

Working Capital and Capital Expenditure Needs

Upon consummation of the offering, 15.0% of the net proceeds of $22,475,178 or $3,371,277 (or $3,878,877 if the underwriters’ over-allotment option is exercised in full) shall be allocated to general working capital purposes. We expect that these funds will be sufficient to allow us to operate for approximately 40 months. Over this time period, we will use these funds for paying the annual management fee to the Manager for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. Once we have spent all of the allocated net proceeds of this offering on our indium stockpile, we anticipate that we will incur annual expenses of approximately $1,172,500 in the aggregate, including: (i) storage and holding of indium — $65,000; (ii) insurance — $32,500; (iii) shareholder communications and relations and maintaining the effectiveness of our registration statement for the shares of common stock underlying our public warrants— $150,000; (iv) the annual Manager’s fee — $600,000; (v) director and officer liability insurance premiums — $150,000; and (vi) other/administrative expenses including legal, accounting and director fees— $175,000. Although we do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business, we may need to raise additional capital if we encounter unforeseen costs. The proceeds we may receive from the exercise of the warrants issued in this offering and the 2009 Private Placement will be allocated to the purchase of additional indium and for general working capital purposes, including but not limited to the payment of our operating expenses. The exact percentage of the warrant proceeds allocated toward purchasing additional indium and the time period to purchase indium using such proceeds will be determined by the Manger, in its sole discretion.

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we do raise additional capital, we will use the proceeds to purchase and stockpile indium.

Off Balance Sheet Transactions

We are not party to any off balance sheet transactions.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are a smaller reporting company, and therefore we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer (Principal Executive Officer) and our President, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

We are a smaller reporting company, and therefore we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

 *           A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Indium Resources Ltd.
(Registrant)

June 20, 2011	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

June 20, 2011	/s/ Richard T. Morena
Date	Richard T. Morena
Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).