Form 10-Q/A
period 2011-06-30
SMG Indium Resources Ltd.
filed 2011-10-17
CIK 1426506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)
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

SMG INDIUM RESOURCES LTD.

Explanatory Note

The purpose of this amendment on Form 10-Q/A for SMG Indium Resources Ltd. (“the Company”) is to amend the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, to adjust the recording of an adjustment to the Class A Common Stockholders. This Amendment is being filed for the purpose of restating certain amounts in Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as for currently dated Certifications from the Company’s Principal Executive Officer and Principal Financial Officer as provided by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The Certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this amended filing as exhibits 31.1, 31.2, 32.1 and 32.2. The Class A Common Stockholders were entitled to an adjustment at the time the Company’s Initial Public Offering (“IPO”) was declared effective reflecting: (i) a 20% increase in shares and warrants associated with the Company’s failure to complete an IPO within a certain timeframe, plus (ii) an NMV adjustment which is computed by multiplying the number of kilograms of indium held by the Company by the trailing three month average spot price for indium at the time of the IPO as published by Metal Bulletin PLC and posted on Bloomberg L.P., plus cash and other assets, less any liabilities. As a result of the required adjustment, the Company issued the equivalent of an additional 471,951 shares of common stock and warrants. In the Company’s Form 10-Q for the quarter ended June 30, 2011, the Company recorded a stock dividend that was accounted for as a stock split relating to the additional shares and warrants issued to the Class A Common Stockholders. After a discussion with its independent registered public accountants, the Company and its audit committee agreed that the adjustment should have been recorded as a preferential dividend. The Company’s condensed balance sheet and statement of changes in stockholders’ equity as of June 30, 2011 have been restated to reflect a preferential dividend of $2,359,755 resulting in an increase to accumulated deficit and a corresponding increase to additional paid-in capital. There is no effect on the condensed statement of cash flows as the dividend was a non-cash item. The Company’s net loss per common share for the three months and six months ended June 30, 2011 has been adjusted to reflect the preferential dividend as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(As Restated)	(As Restated)

Net Loss	$(716,545)	$(897,952)

Preferential Dividend to Class A Common Stockholders	(2,359,755)	(2,359,755)

Net Loss Applicable to Common Stockholders	$(3,076,300)	$(3,257,707)

Net Loss per Common Share - Basic and Diluted	$(0.80)	$(1.62)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,852,840	2,014,135

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any related or other disclosures made in the initial filing.

PART I—FINANCIAL INFORMATION
Item 1.       Financial Statements.

SMG INDIUM RESOURCES LTD.
CONDENSED BALANCE SHEETS
(As Restated)

	As Restated
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,980,664	$693,940
Prepaid expenses	68,568	3,077
Total Current Assets	4,049,232	697,017

Cash and cash equivalents restricted for indium purchases	11,729,466	-
Inventory - indium	13,224,942	4,591,016

Total Assets	$29,003,640	$5,288,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$68,159	$10,463
Note payable to Manager - related party	-	265,000
Accrued interest payable - Manager - related party	-	45,778
Total Current Liabilities	68,159	321,241

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Class A common stock - $.001 par value; authorized - 0 shares and 2,000,000 shares at June 30, 2011 and December 31, 2010, respectively; issued and outstanding - 0 shares and 1,163,600 shares at June 30, 2011 and December 31, 2010, respectively	-	1,164
Common stock - $.001 par value; authorized 40,000,000 shares and 5,000,000 shares at June 30, 2011 and December 31, 2010, respectively; issued and outstanding 6,832,301 shares and 155,000 shares at June 30, 2011 and December 31, 2010, respectively	6,833	155
Additional paid-in capital	32,594,653	5,373,771
Accumulated deficit	(3,666,005)	(408,298)
Total stockholders' equity	28,935,481	4,966,792
Total Liabilities and Stockholders' Equity	$29,003,640	$5,288,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(As Restated)		(As Restated)
Operating Costs:
Operating expenses-Manager-related party	$201,587	$-	$201,587	$-
Officers and directors compensation expense	387,070	-	387,070	-
Other operating expenses	136,302	41,999	313,734	66,631
Total Operating Costs	724,959	41,999	902,391	66,631

Other expense (income):
Interest expense - Manager-related party	1,325	4,019	5,300	7,994
Interest income	(9,739)	-	(9,739)	-
Net Loss	(716,545)	(46,018)	(897,952)	(74,625)

Preferential Dividend to Class A Common Stockholders	(2,359,755)	-	(2,359,755)	-

Net Loss Applicable to Common Stockholders	$(3,076,300)	$(46,018)	$(3,257,707)	$(74,625)

Net Loss per Common Share - Basic and Diluted	$(0.80)	$(0.30)	$(1.62)	$(0.48)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,852,840	155,000	2,014,135	155,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011
(Unaudited)
As Restated

					Additional		Total
	Class A Common Stock		Common Stock		Paid		Stockholders
	Shares	Value	Shares	Value	In Capital	Accumulated Deficit	Equity
Balances at December 31, 2010	1,163,600	$1,164	155,000	$155	$5,373,771	$(408,298)	$4,966,792

Awards of stock options to CFO and Directors	-	-	-	-	93,050	-	93,050
Exchange of Manager-related party note payable for stock options	-	-	-	-	316,078	-	316,078
Exchange by Manager-related party of 75,000shares of common stock for stock options	-	-	(75,000)	(75)	75	-	-
Issuance of common stock and warrants in IPO at $5.00 per unit, net	-	-	5,084,750	5,085	24,207,258	-	24,212,343
Conversion of Class A Common Stock for shares of common stock	(1,163,600)	(1,164)	1,163,600	1,164	-	-	-
Stock dividend on Class A common stock in connection with IPO	-	-	471,951	472	2,359,283	(2,359,755)	-
Awards of common stock to officers	-	-	32,000	32	147,488	-	147,520
Award of stock options to Manager-related party	-	-			97,650	-	97,650
Net Loss	-	-				(897,952)	(897,952)
Balances at June 30, 2011	-	$-	6,832,301	$6,833	$32,594,653	$(3,666,005)	$28,935,481

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Unaudited
	For the Six Months Ended
	June 30, 2011	June 30, 2010

Cash flow from operating activities:
Net loss	$(897,952)	$(74,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation to officers and directors	240,570	-
Non-cash compensation to Manager-related party	97,650	-
Accrued interest to Manager - related party	5,300	7,994
Changes in operating assets and liabilities:
Increase in prepaid expenses	(65,491)	-
Increase in cash and cash equivalents restricted for indium purchases	(11,729,466)
Increase in inventory - indium	(8,633,926)	(3,419,963)
Increase in accounts payable and accrued expenses	57,696	-
Net cash used in operating activities	(20,925,619)	(3,486,594)

Cash flow from financing activities:
Proceeds from IPO and overallotments, net	24,212,343	-
Proceeds from sale of Class A common stock, net	-	648,000
Net cash provided by financing activities	24,212,343	648,000

Net increase (decrease) in cash and cash equivalents	3,286,724	(2,838,594)
Cash and cash equivalent3, at beginning of period	693,940	3,605,228
Cash and cash equivalents, at end of period	$3,980,664	$766,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Restatement and Organization and Nature of Business and Basis of Presentation

Restatement

The Company’s interim condensed financial statements for the three months and six months ended June 30, 2011 have been restated to reflect the recording of the adjustment to the Class A Common Stockholders as a result of the Company’s initial public offering (“IPO”). The Class A Common Stockholders were entitled to an adjustment reflecting: (i) a 20% increase in shares and warrants associated with the Company’s failure to complete an IPO within a certain timeframe, plus (ii) an NMV adjustment which is computed by multiplying the number of kilograms of indium held by the Company by the trailing three month average spot price for indium at the time of the IPO as published by Metal Bulletin PLC and posted on Bloomberg L.P., plus cash and other assets, less any liabilities. The Company issued the equivalent of an additional 471,951 shares of common stock and warrants to the Class A Common Stockholders upon the closing of the IPO. In the Company’s Form 10-Q for the quarter ended June 30, 2011, the Company recorded a stock dividend that was accounted for as a stock split relating to the additional shares and warrants issued to the Class A Common Stockholders. After a discussion with its independent registered public accountants, the Company and its audit committee agreed that the adjustment should have been recorded as a preferential dividend. The Company’s condensed balance sheet and statement of changes in stockholders’ equity as of June 30, 2011 have been restated to reflect a preferential dividend of $2,359,755 resulting in an increase to accumulated deficit and a corresponding increase to additional paid-in capital. There is no effect on the condensed statement of cash flows as of June 30, 2011 as the dividend was a non-cash item. The Company’s net loss per share for the three months and six months ended June 30, 2011 has been adjusted to reflect the preferential dividend as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	As Restated	As Restated

Net Loss	$(716,545)	$(897,952)

Preferential Dividend to Class A Common Stockholders	(2,359,755)	(2,359,755)

Net Loss Applicable to Common Stockholders	$(3,076,300)	$(3,257,707)

Net Loss per Common Share - Basic and Diluted	$(0.80)	$(1.62)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,852,840	2,014,135

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of Delaware on January 7, 2008. Effective with the interim condensed financial statements for the quarter ended June 30, 2011, the Company is considered an operating company and is no longer in the development stage. On April 2, 2008, the Company changed its name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. The Company’s primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. While it is not the Company’s current intention to do so in the short term, at its discretion and based on market conditions, the Company may subsequently lend or sell some or all of its’ indium stockpile to cover annual operating expenses- see Note 2, “Revenue Recognition.” The Company’s common shares represent an indirect interest in the physical indium it owns.

To assist in the purchase of indium, the Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”) with a related party, Specialty Metals Group Advisors, LLC (the “Manager”) - see Note 4. The primary responsibilities of the Manager are: (i) purchasing and selling indium; (ii) submitting written reports detailing the delivery and payment particulars regarding each purchase and sale of indium to the Company’s Board of Directors; (iii) arranging for the storage of indium; (iv) preparing a bi-weekly report on the Net Market Value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and Board of Directors; and (vi) managing the general business affairs of the Company. The MSA will have an initial term of five years with options to renew upon mutual agreement between the parties. Pursuant to the terms of the MSA, the Company is required to pay the Manager a fee of 2% per annum of the monthly NMV beginning in May 2011 upon the completion of the Company’s Initial Public Offering (“IPO”) see Note 4. Since the Company was not obligated to pay any fees prior to the IPO, no fees were paid or accrued to the Manager prior to May 2011. The Company recorded fees of $103,937 to the Manager in the second quarter of 2011 for the months of May and June 2011-see Note 4.

The NMV is not a generally accepted accounting principles (“GAAP”) measurement. It is an internally created formula used by the Company to compute the management fee and the number of IPO units which the Class A stockholders received upon the completion of the IPO. The NMV, for this purpose, is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin PLC and posted on Bloomberg L.P. for the month, plus cash and other Company assets, less any liabilities multiplied by the monthly fee of 1/6 of 1% (or 2% per annum). The Company publishes the updated spot price, the quantity of indium held in inventory and the Company’s NMV on its website on a bi-weekly basis. There may not be a correlation between its NMV, the price of indium and the price of its common stock.

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

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Restatement and Organization and Business and Basis of Presentation – (continued)

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

Note 2 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The Company has classified 85% of the net proceeds from the IPO as restricted cash and cash equivalents for indium purchases in long-term assets. The balance in restricted cash of $11,729,466 represents the Company’s remaining commitment to purchase indium at June 30, 2011 to achieve up to the 85% of the net proceeds from the IPO.

Inventory of the Metal Indium

In accordance with FASB ASC 330-10, the Company’s inventory or “stockpile” of the metal indium will be recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific identification method and market being determined as the net realizable value based on a variety of factors which could include among other things, spot prices obtained from Metal Bulletin PLC on Bloomberg L.P., a real-time financial information services data platform, current levels of supply and demand and general economic conditions. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other-than-temporary, the Company will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from other transactions will be determined for income tax and for financial reporting purposes on a specific identification method when incurred.

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

The Company recorded non-cash charges for SBP of $338,220, of which $97,650 was included in expenses of the Manager- related party in the interim condensed statements of operations for both the three months and six months ended June 30, 2011, respectively. As of March 31, 2011 the Company had not issued any SBP. The fair value of each option granted during the three months and six months ended June 30, 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

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

During the quarter ended June 30, 2011, the Company’s Class A Common Stockholders converted 1,163,600 shares of Class A common stock outstanding for 1,635,551 common shares including 471,951 shares representing an adjustment required as a result of the consummation of the IPO. Such adjustment resulted in a non-cash preferential dividend of $2,359,755 that was recorded in the interim condensed statement of stockholders’ equity at June 30, 2011 - see Note 3.

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

Class A Common Stock

In 2009 and 2010, the Company raised aggregate net proceeds of $5,818,000 from the sale of an aggregate of 1,163,600 units in a private placement. A unit consisted of one share of Class A common stock and one warrant to purchase one share of common stock at an exercise price of $5.75 per share. The warrants became exercisable immediately after the IPO and expire in May 2016. The Class A stockholders converted all of their Class A common shares into common shares immediately prior to the IPO.  The Class A Shareholders were entitled to an adjustment reflecting: (i) the 20% increase in shares and warrants associated with the failure to complete an IPO within a certain timeframe, plus (ii) the NMV adjustment which is computed by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin PLC and posted on Bloomberg L.P., plus cash and other assets, less any liabilities. The Company issued the equivalent of an additional 471,951 common shares and warrants. In May 2011, the Company recorded a non-cash preferential dividend of $2,359,755 relating to the additional shares and warrants issued to the Class A Common Stockholders.  The additional shares and warrants were valued using the IPO price of $5.00 per unit since the terms of the warrants were the same as the IPO warrants. The 471,951 adjustment took into consideration the 20% time based accretion factor resulting in the issuance of 232,720 common shares and warrants and the NMV based accretion factor resulting in the issuance 239,231 common shares and warrants. The NMV based adjustment for the increase of 239,231 was calculated as follows:

Total “Further Adjustment” Shares to be issued:

NMV of the Corporation immediately preceding the IPO Closing*	Minus	NMV of the Corporation after the application of the Private Placement gross proceeds from the sale of Class A Common Stock

$5.00 or the IPO Unit Price

* The average indium price used to determine the NMV shall be based on the mid-point of the low and high monthly average prices as published by Metal Bulletin PLC under the category “Indium Ingots MB free market monthly average in warehouse $ per Kg” for the three (3) month period immediately preceding the Closing date of the IPO

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

In May 2011, the Company completed its IPO pursuant to a Registration Statement that was declared effective on May 4, 2011.  The Company sold an aggregate of 5,084,750 units, including the partial exercise of the underwriters’ overallotment option, at a price of $5.00 per unit for aggregate net proceeds of $23,956,933 after deducting underwriting discounts and commissions of and offering expenses aggregating $1,466,817. Of those, expenses (1) 1,211,407 has been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital during the six months ended June 30, 2011 and (2) $255,410 was recorded as a reduction of additional paid-in capital in the Company’s balance sheet at December 31, 2010. Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Of the total net proceeds, approximately $20,363,393 will be used to purchase and stockpile indium and approximately $3,593,540 will be used for general working capital purposes. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. The warrants also contain a call feature that permits the Company to redeem the warrants at a price of $.01 per warrant at any time after the warrants become exercisable, upon providing at least 30 days advance written notice of redemption and if, and only if, the last sales price of the Company’s common stock equals or exceeds $8.00 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption. In addition, the Company may not redeem the warrants unless the warrants comprising the units sold in the IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

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

The Company also issued a unit purchase option (“UPO”) to the underwriters or their designees, equal to 5% of the aggregate number of units sold in the IPO (excluding the over-allotment option). The underwriter paid $100 for the UPO which is included in the net proceeds from the IPO in the Company’s interim condensed statement of changes in stockholders’ equity for the six months ended June 30, 2011.The UPO allows the underwriters to purchase units at an exercise price of 110% of the price per unit in the IPO (or $5.50 share). The associated warrants in connection with this unit purchase option are exercisable at $5.75. The Company accounted for the fair value of this purchase option as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company engaged the underwriters as its exclusive advisors with respect to the solicitation of the exercise of the Warrants and, subject to applicable FINRA rules, shall pay the underwriters a fee equal to 5% of the gross proceeds, if any, received from the exercise of such Warrants.

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

Stock Options

In 2008, the Company agreed to grant 8,333 options to purchase common stock to each of the Company’s three independent directors and 50,000 options to the Company’s Chief Financial Officer, contingent upon the successful completion of the IPO. The options are exercisable at $7.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. These options were valued upon the closing of the IPO at $0.15 per share using the Black-Scholes option pricing model.

In 2010, the Company agreed to grant an additional 5,000 options to purchase common stock to each of the Company’s four non-executive directors and 30,000 options to the Company’s Chief Financial Officer, contingent upon the successful completion of the IPO. The options are exercisable at $4.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. The Company estimated the fair value of the 2010 option grants at $0.79 per share using the Black-Scholes option pricing model.

In June 2011, the Company agreed to grant an additional 5,000 stock options to each of the Company’s three independent directors and 30,000 options to the Company’s CFO. The options are exercisable at $4.75 per share, vest immediately and expire in five years. The Company estimated that the fair value of the director’s and CFO options are $0.94 per share using the Black-Scholes option pricing model.

The Company recorded non-cash officers’ and directors’ compensation expense aggregating $93,050 for the above stock options during the three month and six month period ended June 30, 2011.

Upon the successful completion of the IPO, the Manager, a related party, was granted 155,000 stock options that are exercisable at $4.50 per share, vesting immediately upon the closing of the IPO and expire on November 23, 2014. The Company valued these options at $0.63 per share using the Black-Scholes option pricing model and resulted in non-cash compensation expense of $97,650 recorded as operating expenses-Manager – related party during the three months and six months ended June 30, 201l.

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

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Related Party Transaction – (continued)

On May 10, 2011, the Company completed its IPO and 75,000 shares of common stock owned by the Manager were automatically converted into 150,000 common stock options exercisable at $4.50 per share expiring on May 9, 2016 (see Note 3).

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

The $2,216,818 represents the excess of the indium spot value of $762.50 (as published by Metal Bulletin PLC and posted on Bloomberg LP (Bloomberg LP is not regulated or government approved)) relating to the 20,251 kilograms of indium owned as of June 30, 2011 for a fair market value of $15,441,760 versus its historical book value $13,224,942. The $573,863 represents the excess of the indium spot value of $562.50 per kilogram (as published by Metal Bulletin PLC and posted on Bloomberg LP) relating to the 9,182 kilograms of indium owned as of December 31, 2010 for a value of $5,164,878 versus its historical book value $4,591,015. The Company’s business strategy is to achieve long-term appreciation, if any, in the value of its indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Indium,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Indium Resources Ltd.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including and not limited to indium price volatility from supply and demand factors, international export quotas that could affect the availability of indium and our ability to purchase indium, lack of any internationally recognized exchanges for indium, limited number of potential suppliers of indium and potential customers who purchase indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value, and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Prospectus dated May 4, 2011 as filed with the Securities and Exchange Commission.

Restatement

The Company’s interim condensed financial statements for the three months and six months ended June 30, 2011 have been restated to reflect the recording of the adjustment to the Class A Common Stockholders as a result of the Company’s initial public offering (“IPO”). The Class A Common Stockholders were entitled to an adjustment reflecting: (i) a 20% increase in shares and warrants associated with the Company’s failure to complete an IPO within a certain timeframe, plus (ii) an NMV adjustment which is computed by multiplying the number of kilograms of indium held by the Company by the trailing three month average spot price for indium at the time of the IPO as published by Metal Bulletin PLC and posted on Bloomberg L.P., plus cash and other assets, less any liabilities. The Company issued the equivalent of an additional 471,951 shares of common stock and warrants to the Class A Common Stockholders upon the closing of the IPO. In the Company’s Form 10-Q for the quarter ended June 30, 2011, the Company recorded a stock dividend that was accounted for as a stock split relating to the additional shares and warrants issued to the Class A Common Stockholders. After a discussion with its independent registered public accountants, the Company and its audit committee agreed that the adjustment should have been recorded as a preferential dividend. The Company’s condensed balance sheet and statement of changes in stockholders’ equity as of June 30, 2011 have been restated to reflect a preferential dividend of $2,359,755 resulting in an increase to accumulated deficit and a corresponding increase to additional paid-in capital. There is no effect on the condensed statement of cash flows as of June 30, 2011 as the dividend was a non-cash item. The Company’s net loss per share for the three months and six months ended June 30, 2011 has been adjusted to reflect the preferential dividend as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(As Restated)	(As Restated)

Net Loss	$(716,545)	$(897,952)

Preferential Dividend to Class A Common Stockholders	(2,359,755)	(2,359,755)

Net Loss Applicable to Common Stockholders	$(3,076,300)	$(3,257,707)

Net Loss per Common Share - Basic and Diluted	$(0.80)	$(1.62)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,852,840	2,014,135

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

In 2010, we completed a private placement that resulted in gross proceeds of $5,818,000. With the capital raised through the private placement, we began purchasing and stockpiling indium. In May 2011, we completed an Initial Public Offering (“IPO”) of an aggregate of 5,084,750 units at $5.00 per unit and raised aggregate net proceeds of $23,956,933 including the partial exercise of the underwriters’ overallotment option.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016.  Of this total raised, 85% of the net proceeds, or approximately $20,363,393, will be used to purchase and stockpile indium and 15% of the net proceeds, or approximately $3,593,540, will be used for general working capital to fund operations. Effective August 4, 2011, the units sold in the IPO split with the common stock and the warrants trading separately under the ticker symbols SMGI.OB and SMGIW.OB, respectively

As of June 30, 2011, we purchased approximately $13,224,942 of indium with the aggregate net proceeds of the IPO and the private placement. Our indium is currently stored in a secure insured bonded warehouse facility located in New York owned by The Brink’s Company.

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

We will monitor the ratio of our common share price to the value of our indium holdings and may sell some of our indium holdings and buy back common shares when the common share price is less than the NMV per share or sell common shares and buy indium when the common share price is higher than the NMV per share. NMV is a non-GAAP measure-see below under “GAAP verses Non GAAP Disclosure.”

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

Inventory or ‘‘Stockpile’’ of the Metal Indium

Our inventory or ‘‘stockpile’’ of the metal indium is recorded on the date we take delivery of the physical metal. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific identification method and market being determined as the net realizable value as computed from the closing spot price posted by Metal Bulletin PLC on Bloomberg L.P., a real time financial information services data platform, based on the last day of the period. The difference between cost and fair market value is reviewed on a periodic basis to determine if a loss should be recognized where the utility of indium has been impaired. Where such impairment is viewed as something other than temporary, we will reflect in earnings the value by which the fair market value is less than the cost. Realized gains (losses) from other transactions will be determined for income tax and for financial reporting purposes on specific identification method.

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

We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which we would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or ‘‘USPA’’). The USPA would also contain terms providing the counterparty with substantial disincentives (‘‘penalty fees’’) for non-performance of the return of indium to the company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We anticipate recognizing revenues on purchases and sales of indium under these arrangements in accordance with FASB ASC 845-25 ‘‘Non-Monetary Transactions’’ and ‘‘Accounting for Purchases and Sales of Inventory with the Same Counterparty.’’ Accordingly we will disclose unconditional purchase obligations under these arrangements (‘‘Disclosure of Long Term Obligations’’) and, if applicable, accrue net losses on such unconditional purchase obligations in accordance with FASB ASC 440-10-50. At June 30, 2011, there have been no such transactions

Recently Issued Accounting Pronouncements

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

Results of Operations

The results of operation for the three months and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(As Restated)		(As Restated)
Operating Costs:
Operating expenses-Manager-related party	$201,587	$-	$201,587	$-
Officers and directors compensation expense	387,070	-	387,070	-
Other operating expenses	136,302	41,999	313,734	66,631
Total Operating Costs	724,959	41,999	902,391	66,631

Other expense (income):
Interest expense - Manager-related party	1,325	4,019	5,300	7,994
Interest income	(9,739)	-	(9,739)	-
Net Loss	(716,545)	(46,018)	(897,952)	(74,625)

Preferential Dividend to Class A Common Stockholders	(2,359,755)	-	(2,359,755)	-

Net Loss Applicable to Common Stockholders	$(3,076,300)	$(46,018)	$(3,257,707)	$(74,625)

Net Loss per Common Share - Basic and Diluted	$(0.80)	$(0.30)	$(1.62)	$(0.48)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,852,840	155,000	2,014,135	155,000

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

Net loss applicable to common stockholders was $3,076,300 for the three months ended June 30, 2011 or $0.80 per basic and diluted share compared to a net loss of $46,018 or $0.30 per basic and diluted share in the comparable period ended June 30, 2010. The increase in the net loss applicable to common stockholders was substantially due to higher operating costs in 2011 and the non-cash preferential dividend to Class A Common Stockholders of $2,359,755.

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

For the six months ended June 30, 2011, we reported a net loss applicable to common stockholders of $3,257,707 (or $1.62 per basic and diluted share) as compared with a net loss for the six months ended June 30, 2010 of $74,625 (or $0.48 per basic and diluted share). The increase was substantially due to higher operating costs in 2011 and the non-cash preferential dividend to Class A Common Stockholders of $2,359,755.

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

GAAP vs. NON-GAAP Disclosure

We use the term Net Market Value (“NMV”) throughout this report when we discuss the value of our indium holdings. We define the term NMV, as used in this report, as the product of multiplying the number of kilograms of indium held by the Company at any given point by the spot price for indium as published by Metal Bulletin PLC and posted on Bloomberg L.P., plus cash and other Company assets, less any liabilities.  The use of the term NMV is a non-GAAP financial measurement. A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

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

•
it provides the greatest transparency to our shareholders in evaluating how the Company is doing relative to the indium purchased by the Company when compared to the current market prices for indium published by Metal Bulletin PLC and posted on Bloomberg L.P.;

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses of $1,306,250 and we have not yet achieved profitability. We also recorded a non-cash preferential dividend to Class A Common Stockholders of $2,359,755 resulting in an accumulated deficit of $3,666,005 at June 30, 2011. We expect that our normal cash general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability. We do not expect to generate revenues over the near term or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. As a result, we expect to continue to incur operating losses and we may never achieve profitability. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control.

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

We are required to utilize 85% of the net proceeds from the IPO to purchase indium. We purchased $8,633,927 of indium from the date of the IPO through June 30, 2011.We expect that the existing cash will be sufficient to fund $11,729,466 of our remaining indium purchases necessary to achieve the 85% of the funds received in the IPO at June 30, 2011. Further, 15% of the net proceeds from the IPO shall be allocated to general working capital purposes. We expect that these funds will be sufficient to allow us to operate for approximately three years from June 30, 2011. Over this time period, we will use these funds for paying the annual management fee to the Manager, a related party, for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We anticipate that we will incur annual cash expenses of approximately $1,275,000 in the aggregate including: (i) storage and insurance for indium — $75,000; (ii) the annual related party Manager’s fee — $620,000; (iii) director and officer liability insurance premiums — $75,000; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees— $505,000.. Further, we have and we expect to continue to incur, from time to time, non-cash compensation expenses which is not included in the aforementioned normal cash operating expenses Although we do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business over the next three years, we may need to raise additional capital if we encounter unforeseen costs. The proceeds, if any, we may receive from the exercise of the warrants issued in this offering and the 2009 Private Placement will be allocated to the purchase of additional indium and for general working capital purposes, including but not limited to the payment of our operating expenses. The exact percentage of the warrant proceeds allocated toward purchasing additional indium and the time period to purchase indium using such proceeds will be determined by the Manger, in its sole discretion.

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

As of June 30, 2011 and December 31, 2010, we held 20,251 and 9,182 kilograms of indium respectively in inventory at Brinks Global Services USA, a third-party secure storage facility in New York. We are the named insured by Lloyds of London. .As of June 30, 2011, our aggregate cost basis for the indium is $13,224,942 or approximately $653 per kilogram. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. On June 29, 2011, Metal Bulletin's quoted price for indium was $762.50 per kilogram, an increase of $200.00 per kilogram from the $562.50 per kilogram price published by Metal Bulletin on December 24, 2010.

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

As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

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

SMG Indium Resources Ltd.
(Registrant)

October 17, 2011	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

October 17, 2011	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*            A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**          Furnished. Not filed. Not incorporated by reference. Not subject to liability.