Form 10-Q
period 2011-09-30
SMG Indium Resources Ltd.
filed 2011-11-14
CIK 1426506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of November 11, 2011 was 6,832,301.

 SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION
Item 1.       Financial Statements.

 SMG INDIUM RESOURCES LTD.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,768,278	$693,940
Prepaid expenses	43,977	3,077
Total Current Assets	3,812,255	697,017

Cash and cash equivalents restricted for indium purchases	7,204,881	-
Inventory – indium	17,020,285	4,591,016
Equipment, net of accumulated depreciation	1,012
Total Assets	$28,038,433	$5,288,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager fee of $50,559	$157,189	$10,463
Note payable to Manager - related party	-	265,000
Accrued interest payable - Manager - related party	-	45,778
Total Current Liabilities	157,189	321,241

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Class A common stock - $.001 par value; authorized - 0 shares and 2,000,000 shares at September 30, 2011 and December 31, 2010, respectively; issued and outstanding - 0 shares and 1,163,600 shares at September 30, 2011 and December 31, 2010, respectively	-	1,164
Common stock - $.001 par value; authorized 40,000,000 shares and 5,000,000 shares at September 30, 2011 and December 31, 2010, respectively; issued and outstanding 6,832,301 shares and 155,000 shares at September 30, 2011 and December 31, 2010, respectively	6,833	155
Additional paid-in capital	32,596,753	5,373,771
Accumulated deficit	(4,722,342)	(408,298)
Total Stockholders' Equity	27,881,244	4,966,792
Total Liabilities and Stockholders' Equity	$28,038,433	$5,288,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

 SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Costs:
Inventory-indium write-down	$729,245	-	$729,245	-
Operating expenses-Manager-related party	154,694	-	356,281	-
Officers and directors compensation expense	27,100	-	414,170	-
Other operating expenses	154,851	14,632	470,206	26,677
Total Operating Costs	1,065,890	14,632	1,969,902	26,677

Other expense (income):
Interest expense - Manager-related party	-	3,975	5,300	12,057
Interest income	(11,174)	-	(20,913)	-
Net Loss	(1,054,716)	(18,607)	(1,954,289)	(38,734)

Preferential Dividend to Class A Common Stockholders	-	-	(2,359,755)	-

Net Loss Applicable to Common Stockholders	$(1,054,716)	$(18,607)	$(4,314,044)	$(38,734)

Net Loss per Common Share - Basic and Diluted	$(0.15)	$(0.12)	$(1.19)	$(0.25)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,832,301	155,000	3,637,839	155,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

					Additional		Total
	Class A Common Stock		Common Stock		Paid-In	Accumulated	Stockholders
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balances at December 31, 2010	1,163,600	$1,164	155,000	$155	$5,373,771	$(408,298)	$4,966,792

Awards of stock options to	-	-	-	-	-	-	-
officers and directors	-	-	-	-	95,150	-	95,150
Exchange of Manager-related party note payable for stock options	-	-	-	-	316,078	-	316,078
Exchange by Manager-related party of shares of common stock for stock options	-	-	(75,000)	(75)	75	-	-
Issuance of common stock and warrants in IPO at $5.00 per unit, net	-	-	5,084,750	5,085	24,207,258	-	24,212,343
Conversion of Class A common stock for shares of common stock	(1,163,600)	(1,164)	1,163,600	1,164	-	-	-
Preferential dividend of units to Class A Common Stockholders in connection with IPO	-	-	471,951	472	2,359,283	(2,359,755)	-
Awards of common stock to officers			32,000	32	147,488	-	147,520
Award of stock options to Manager-related party	-	-	-	-	97,650	-	97,650
Net Loss	-	-	-	-	-	(1,954,289)	(1,954,289)
Balances at September 30, 2011	-	$-	6,832,301	$6,833	$32,596,753	$(4,722,342)	$27,881,244

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash flow from operating activities:
Net loss	$(1,954,289)	$(38,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of inventory	729,245	-
Non-cash compensation to officers and directors	242,670	-
Non-cash compensation to Manager-related party	97,650	-
Accrued interest to Manager - related party	5,300	12,057
Changes in operating assets and liabilities:
Increase in prepaid expenses	(40,900)	-
Increase in cash and cash equivalents restricted for indium purchases	(7,204,881)	-
Increase in inventory - indium	(13,158,514)	(3,419,963)
Increase in accounts payable and accrued expenses	146,726	-
Net cash used in operating activities	(21,136,993)	(3,446,640)

Cash flow from investing activities:
Purchase of equipment	(1,012)	-
Net cash used in investing activities	(1,012)	-

Cash flow from financing activities:
Proceeds from IPO and overallotments, net	24,212,343	(255,410)
Proceeds from sale of Class A common stock, net	-	800,000
Net cash provided by financing activities	24,212,343	544,590

Net increase (decrease) in cash and cash equivalents	3,074,338	(2,902,050)
Cash and cash equivalents, at beginning of period	693,940	3,605,228
Cash and cash equivalents, at end of period	$3,768,278	$703,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

 SMG INDIUM RESOURCES LTD.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of Delaware on January 7, 2008. On April 2, 2008, the Company changed its name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. The Company operates a single-segment business whose primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. Effective with the quarter ended June 30, 2011, the Company is considered an operating company and is no longer considered a development stage company. While it is not the Company’s current intention to do so in the short term, at its discretion and based on market conditions, the Company may subsequently lend or sell some or all of its indium stockpile to cover annual operating expenses. The Company’s common shares represent an indirect interest in the physical indium it owns.

To assist in the purchase of indium, the Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”) with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The primary responsibilities of the Manager are: (i) purchasing and selling indium; (ii) submitting written reports to the Company’s Board of Directors detailing the delivery and payment particulars regarding each purchase and sale of indium; (iii) arranging for the storage of indium; (iv) preparing a biweekly report on the net market value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and Board of Directors; and (vi) managing the general business affairs of the Company. The MSA will have an initial term of five years with options to renew upon mutual agreement between the parties. Pursuant to the terms of the MSA, the Company is required to pay the Manager a fee of 2% per annum of the monthly NMV beginning in May 2011 upon the completion of the Company’s Initial Public Offering (“IPO”) see Note 4. Since the Company was not obligated to pay any fees prior to the IPO, no fees were paid or accrued to the Manager prior to May 2011.

The NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee and the number of IPO units that the Class A stockholders received upon the completion of the IPO. The NMV, for this purpose, is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. for the month, plus cash and other Company assets, less any liabilities. At September 30, 2011 and December 31, 2010, the Company’s management calculated the NMV of the Company to be $30,204,288 and $5,540,655, respectively. At September 30 ,2011 and December 31, 2010,  the excess of the indium spot price as of the respective dates (as published in Metal Bulletin and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved), over the historical book value was  $2,323,044 and $573,864, respectively. The Company publishes the updated spot price, the quantity of indium held in inventory and the Company’s NMV on its web site on a biweekly basis. There may not be a correlation between its NMV, the price of indium and the price of its common stock. Further, there may not be a correlation between the spot price of indium as publish by Metal Bulletin and posted on Bloomberg L.P. and the amount the Company may realize upon selling indium in the open market.

The Company’s business strategy is to purchase and stockpile indium in order to achieve long-term appreciation in the value of its indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. The Company is required to use at least 85% of the net proceeds of the IPO to purchase and stockpile already processed and mined indium ingots within 18 months of consummating the IPO. In the event the Company is unable to utilize all 85% of the net proceeds from the IPO to purchase or contract to purchase and stockpile indium within 18 months from the consummation of the IPO, the Company will return to the stockholders their prorata share of the unused proceeds designated for the purchase and stockpile of indium. The Company’s indium is insured and physically stored in a facility located in New York. In the future, the Company’s indium may be stored in other facilities in the United States, Canada, the Netherlands and/or the United Kingdom.

Indium is a raw material used in a number of consumer electronics applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computers, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Business and Basis of Presentation – (continued)

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP  for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2010 included in the Company’s Prospectus dated May 4, 2011, filed with the Securities and Exchange Commission. In the opinion of management, the interim unaudited condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2010 has been derived from the Company’s 2010 audited financial statements included in the Company’s Prospectus dated May 4, 2011, as filed with the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any interim period.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation of inventory, share-based compensation, income tax, and revenue recognition. Actual results could differ from those estimates.

Note 2 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Upon the closing of the IPO, the Company classified 85% of the net proceeds from the IPO as noncurrent restricted cash and cash equivalents designated for the purchase of indium, which is a noncurrent assets. The balance sheet at September 30, 2011 includes restricted cash of $7,204,881, representing the Company’s remaining commitment to purchase indium at September 30, 2011 in order to utilize 85% of the net proceeds from the IPO.

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. Cost is determined using the specific-identification method. The stockpile of the physical metal indium is classified as noncurrent as the Company does not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings on an interim basis the amount by which the spot price of indium is less than costs on a specific-identification basis.  Increases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other-than-temporary, the Company will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. At September 30, 2011, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down of $729,245. The spot price of indium on November 4, 2011 was $660 per kilogram which is lower than the spot price on September 30, 2011 of $715 per kilogram. If the spot price of indium does not recover to $715 per kilogram by December 31, 2011, the Company will be required to take an additional write-down in the fourth quarter of 2011.

SMG INDIUM RESOURCES LTD.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Basic and Diluted Earnings (Loss) per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury-stock method and convertible stock using the if-converted method. If anti-dilutive, the effect of outstanding warrants and options is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three months and nine months ended September 30, 2011, the basic and diluted net loss per share are based upon a weighted average number of shares outstanding of 6,832,301 and 3,637,839, respectively, and 155,000 for both the three months and nine months ended September 30, 2010. For the three months and nine months ended September 30, 2011, the number of common shares potentially issuable upon the exercise of certain (1) warrants was 7,035,901 and (2) options was 867,499. For the three months and nine months ended September 30, 2010, there were 1,239,200 shares of common stock potentially issuable upon the exercise of warrants. These potentially issuable shares have been excluded from the computation of the diluted EPS since the effect would be anti-dilutive. Also, for the three months and nine months ended September 30, 2010, 1,163,600 shares of Class A common stock were excluded from the calculation of dilutive EPS since the effect would be anti-dilutive.

Revenue Recognition

While it is not the Company’s current intention to do so, the stockpile of indium may be used from time to time for “direct sales” and or “lending” transactions. Under a “direct sale” transaction, the Company would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. The Company may also elect to enter into a lending transaction. In indium lending transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. While the Company believes that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. The Company anticipates accounting for any USPA transaction on a combined basis (sale and purchase) and will evaluate whether, and in what period, revenue may be recognized based on the specific terms of any arrangements. The Company will disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s history of operating losses.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

The Company recorded noncash charges for SBP of $2,100 and $340,320, respectively, for the three months and nine months ended September 30, 2011, of which $97,650 was included in expenses of the Manager, related party, in the interim condensed statements of operations for the nine months ended September 30, 2011. There was no share-based compensation recorded prior to 2011. The fair value of each option granted during the three months and nine months ended September 30, 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions in the following table:

	Three Months	Nine Months
	Ended September 30, 2011

Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	19%	19%
Risk-free interest rate	0.87%	0.87-1.57%

The weighted average fair value at the date of grant for options granted during the three months and nine months ended September 30, 2011, was $0.84 and $0.69 per share, respectively. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), and (ii) is index to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) is not indexed to the Company’s common stock. The Company assesses classification of its equity classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts (warrants and unit purchase option (“UPO”) were accounted for as equity through September 30, 2011.

  SMG INDIUM RESOURCES LTD.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At September 30, 2011, the Company had cash on deposit (inclusive of restricted cash) of $10,723,159 in excess of federally insured limits of $250,000.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market.

For cash and cash equivalents, accrued expenses, and other liabilities, the carrying amount approximated the fair value because of the immediate or short term-nature of those instruments. The carrying amount of notes payable at December 31, 2010 approximates fair value due to the length of the maturity of the underlying note and the interest rate, which is comparable to market rates currently available to the Company.

Equipment

Equipment is stated at cost and depreciated on a straight-line basis over the estimated useful life of three years.

Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

•
In May 2011, the Company issued 150,000 stock options to acquire shares of the Company’s common stock at $4.50 per share to the Manager, a related party, in repayment of the $316,078 owed under the revolving line of credit including the accrued interest - see Note 4.

•
In May 2011, the Manager, a related party, exchanged 75,000 shares of common stock for fully vested options to acquire 150,000 shares of common stock at $4.50 per share expiring in May 2016. The 75,000 shares of common stock were retired -see Note 4.

•
In May 2011, the Company’s Class A Common Stockholders converted 1,163,600 shares of Class A common stock outstanding for 1,635,551 common shares including 471,951 shares representing an adjustment required as a result of the consummation of the IPO. Such adjustment resulted in a non-cash preferential stock dividend of $2,359,755 - see Note 3.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2011 and 2010, there were no outstanding preferred shares. For a period of one year after the effectiveness of the IPO, the Company will not offer preferred stock to any of its promoters (including the Company’s officers, directors and the Manager, a related party) except on the same terms as it is offered to all other existing or new stockholders. In addition, a majority of the Company’s independent directors that do not have an interest in the transaction shall approve any offering of preferred stock and have access, at the Company’s expense, to its counsel or independent counsel. Any document relating to an offering of preferred stock by the Company will disclose whether the dividends on the preferred stock are cumulative, the risk of failure to declare or pay dividends on the preferred stock and the equity characteristics of any convertible preferred stock being offered to investors.

Class A Common Stock

In 2009 and 2010, the Company raised aggregate net proceeds of $5,598,000 from the sale of an aggregate of 1,163,600 units in a private placement. A unit consisted of one share of Class A common stock and one warrant to purchase one share of common stock at an exercise price of $5.75 per share. The warrants became exercisable immediately after the IPO and expire in May 2016. The Class A Common Stockholders converted all of their Class A common stock into common stock immediately prior to the IPO.  The Class A Common Stockholders were entitled to an adjustment reflecting: (i) the 20% increase in shares of common stock and warrants associated with the failure to complete an IPO within a certain timeframe, plus (ii) the NMV adjustment (“Further Adjustment” shares) which is computed by multiplying the number of kilograms of indium held by the Company by the average spot price (see * below) for indium published by the Metal Bulletin posted on Bloomberg L.P., plus cash and other assets, less any liabilities. The Company issued an additional 471,951 shares of common stock and warrants with an exercise price of $5.75 per share to the Class A Common Stockholders in connection with the IPO that was accounted for as a non-cash preferential dividend of $2,359,755.  The additional shares of common stock and warrants were valued using the IPO price of $5.00 per unit, as the terms of the warrants were the same as the IPO warrants.  The 471,951 adjustment took into consideration the 20% time-based accretion factor resulting in the issuance of 232,720 shares of common stock and warrants and the NMV-based accretion factor resulting in the issuance 239,231 shares of common stock and warrants. The NMV based adjustment for the increase of 239,231 shares of common stock and warrants was calculated as follows:

Total “Further Adjustment” Shares to be issued:

NMV of the Company immediately preceding the IPO Closing*	Minus	NMV of the Company after the application of the Private Placement gross proceeds from the sale of Class A Common Stock

Divided by: $5.00 or the IPO Unit Price

* The average indium price used to determine the NMV shall be based on the midpoint of the low    and high monthly average prices as published by the Metal Bulletin under the category “Indium Ingots MB free market monthly average in warehouse $ per kg” for the three (3) month period immediately preceding the Closing date of the IPO.

 SMG INDIUM RESOURCES LTD.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Class A Common Stock, continued

Calculation of “Adjustment Ratio per Private Placement Share”:

Total Further Adjustment Shares to be Issued
	Equals	Adjustment Ratio Per Private
Total Class A Common Stock Outstanding		Placement Share

Following the conversion of all of the Class A shares into common shares, all of the authorized but unissued shares of the Class A common stock were retired.

Common Stock

On May 4, 2011, the Company amended its Certificate of Incorporation to extend the life of the Company to perpetuity. In addition, it increased the number of authorized common stock from 5,000,000 shares to 40,000,000 shares.

The Company completed its IPO pursuant to a Registration Statement that was declared effective May 4, 2011. The Company sold an aggregate of 5,084,750 units, including the partial exercise of the underwriters’ overallotment option, at a price of $5.00 per unit for aggregate net proceeds of $23,956,933 after deducting underwriting discounts and commissions of and offering expenses aggregating $1,466,817. Of those expenses (1) $1,211,407 has been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital during the nine months ended September 30, 2011 and (2) $255,410 was recorded at December 31, 2010. Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Of the total net proceeds, approximately $20,363,393 is committed to be used to purchase and stockpile indium and approximately $3,593,540 will be used for general working capital purposes. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. The warrants also contain a call feature that permits the Company to redeem the warrants at a price of $0.01 per warrant at any time after the warrants become exercisable, upon providing at least 30 days advance written notice of redemption and if, and only if, the last sales price of the Company’s common stock equals or exceeds $8.00 per share for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption. In addition, the Company may not redeem the warrants unless the warrants comprising the units sold in the IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date scheduled for the redemption.

If the foregoing conditions are satisfied and the Company calls the warrants for redemption, each warrant holder shall then be entitled to exercise their warrants prior to the date scheduled for redemption. The redemption provisions for the Company’s warrants have been established at a price that is intended to avail to the warrantholders a premium in the market price as compared to the initial exercise price. There can be no assurance, however, that the price of the common stock will exceed either the redemption price of $8.00 or the warrant exercise price of $5.75 after the Company calls the warrants for redemption.

The Company also issued a UPO to the underwriters or their designees for 240,000 units. The underwriters paid $100 for the UPO, which is included in the net proceeds from the IPO in the Company’s interim condensed statement of changes in stockholders’ equity for the nine months ended September 30, 2011. The UPO allows the underwriters to purchase units at an exercise price of 110% of the price per unit in the IPO (or $5.50 share) commencing one year from the date of the IPO and expiring in four years from the effective date of the IPO. The associated warrants in connection with this UPO are exercisable at $5.75. The Company accounted for the fair value of this purchase option as an expense of the IPO resulting in a charge directly to additional paid-in capital. The Company engaged the underwriters as its exclusive advisors with respect to the solicitation of the exercise of the warrants and, subject to applicable Financial Industry Regulatory Authority rules, shall pay the underwriters a fee equal to 5% of the gross proceeds, if any, received from the exercise of such warrants for a period of twelve months from May 4, 2011.

SMG INDIUM RESOURCES LTD.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Equity Compensation Plan

In January 2008, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. On July 7, 2010, the Company’s Board of Directors authorized an increase from 550,000 shares of common stock to 1,000,000 shares of common stock to be reserved for issuance pursuant to the Plan. On April 19, 2011, prior to the consummation of the IPO, such increase was submitted and approved by the shareholders. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s Board of Directors. Options granted to date have vested immediately and expire in five years.

Stock Options

In 2008, the Company agreed to grant 8,333 options to purchase common stock to each of the Company’s three independent directors and 50,000 options to the Company’s Chief Financial Officer, contingent upon the successful completion of the IPO. The options are exercisable at $7.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. These options were valued upon the closing of the IPO at $0.15 per share using the Black-Scholes-Merton option pricing model.

In 2010, the Company agreed to grant an additional 5,000 options to purchase common stock to each of the Company’s four nonexecutive directors and 30,000 options to the Company’s Chief Financial Officer, contingent upon the successful completion of the IPO. The options are exercisable at $4.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. The Company estimated the fair value of the 2010 option grants at $0.79 per share using the Black-Scholes-Merton option pricing model.

In June 2011, the Company agreed to grant an additional 5,000 stock options to each of the Company’s three independent directors and 30,000 options to the Company’s CFO. The options are exercisable at $4.75 per share, vest immediately and expire in five years. The Company estimated that the fair value of the director’s and CFO options are $0.94 per share using the Black-Scholes-Merton option pricing model.

In July 2011, the Company awarded its new CFO options to acquire 2,500 shares of common stock at $4.51 per share. The options vested immediately and expire on July 22, 2016. The Company estimated the fair value of the options at $0.84 using the Black-Scholes-Merton option pricing model.

The Company recorded non-cash officers’ and directors’ compensation expense aggregating $2,100 and $95,150 for the above stock options during the three months and nine months ended September 30, 2011, respectively.

Upon the successful completion of the IPO, the Manager, a related party, was granted 155,000 stock options that are exercisable at $4.50 per share, vesting immediately upon the closing of the IPO and expire on November 23, 2014. The Company valued these options at $0.63 per share using the Black-Scholes-Merton option pricing model and resulted in non-cash compensation expense of $0 and $97,650 recorded as operating expenses-Manager – related party during the three months and nine months ended September 30, 2011.

Further, the Manager, a related party, also received 150,000 stock options in connection with the exchange of 75,000 shares of common stock on the IPO closing date and an additional 150,000 stock options received in connection with the exchange of the Company’s Note Payable on the IPO closing date. These 300,000 stock options are exercisable at $4.50 per share, vest immediately and expire on May 9, 2016. The exchange of (1) the stock options for common stock resulted in an adjustment to retire the common stock, and (2) the Note Payable and related interest was recorded as an equity transaction in the accompanying interim condensed statement of changes in stockholders’ equity for the nine months ended September 30, 2011. No gain was recognized on either exchange because the Manager is a related party.

 SMG INDIUM RESOURCES LTD.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Stock Options, continued

During the three months and nine months ended September 30, 2011, the aggregate number of stock options issued was 2,500 and 627,499, respectively. The range of exercise prices was $4.50 to $7.50, the weighted average grant date fair value was $0.68 and the aggregate exercise price was $3,060,018. There were no options outstanding at December 31, 2010 and there is no unrecognized costs associated with share- based awards at September 30, 2011.

Stock Awards

In June 2011, The Company awarded 32,000 fully-vested restricted shares of common stock to its officers resulting in non-cash compensation expense of $147,520 recorded during the nine- months ended September 30, 2011 based on the fair value at the time of the awards of $4.61 per share based on the NMV on the date of issue since the Company’s common stock was not trading separate from the units issued in the IPO.

Warrants

As of September 30, 2011, the Company has outstanding warrants exercisable for 7,035,901 shares of the Company’s common stock at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO which expire on May 4, 2015.

Note 4 — Related-Party Transaction

The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, President; Richard A. Biele, Chief Operating Officer; Alan C. Benjamin, Chairman and Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. SMG Advisors is managed by Ailon Z. Grushkin. The Manager’s financial statements are not consolidated with those of the Company. Pursuant to the MSA, the Manager is responsible for: (i) purchasing and selling indium, (ii) submitting written reports to the Company’s Board of Directors detailing the delivery and payment particulars regarding each purchase and sale, (iii) arranging for the storage of indium, (iv) preparing a report on the NMV of the Company’s common stock, (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and Board of Directors and (vi)  managing the general business and affairs of the Company. Upon the initial closing of the minimum funds sought in connection with the private placement, the Company issued to the Manager, subject to the completion of the IPO options exercisable for 155,000 shares of common stock at an exercise price of $4.50 per share. The options expire on November 23, 2014.

The MSA has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, of its NMV beginning upon the successful completion of the IPO. Such Manager fees aggregated $154,694 and $258,631 during the three and nine months ended September 30, 2011, respectively.  In addition, the manager received non-cash compensation for stock awards and stock options aggregating $97,650 during the nine months ended September 30, 2011.

On January 8, 2008, the Company entered into a revolving line of credit with the Manager in the aggregate amount of $300,000 (the “Revolver"). The line of credit was used to fund the offering costs incurred by the Company in connection with its attempt to go public in 2008. The Company borrowed $265,000 under the line of credit. On January 25, 2010, the Company amended its revolving line of credit as follows: the maturity date was amended to be due and payable on the earlier of (a) the date the Company completes an IPO; (b) the date of a dissolution, liquidation, winding up or insolvency proceeding commenced by or on behalf of the Company in the event the Company does not complete the IPO; or (c) November 24, 2011. On May 10, 2011, the Company completed its IPO, and such amount due to the Manager was automatically converted into 150,000 common stock options, which were immediately vested, are exercisable at $4.50 per share and expire on May 9, 2016. In connection with this conversion, the Company recorded additional paid-in capital for the value of the accrued interest of $51,078 and the amount borrowed under the line of credit of $265,000, no gain was recorded on this transaction because the Manager is a related party.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Related-Party Transaction – (continued)

On May 10, 2011, the Company completed its IPO, and 75,000 shares of common stock owned by the Manager were automatically converted into 150,000 common stock options, which were immediately vested, are exercisable at $4.50 per share and expire on May 9, 2016 (see Note 3).

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company will not engage in any transactions with its officers and directors involving purchasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

Traxys Projects LP, 100% owned by Traxys S.a.r.l and its wholly owned subsidiary, Traxys North America LLC, and Traxys Commodity Fund LP each invested $500,000 in the Company’s 2009 Private Placement. This represented beneficial ownership in the Company by entities affiliated with Traxys North America LLC of 15.2% prior to the IPO and 4.1%, upon the completion of the IPO. Accordingly, after the IPO, Traxys affiliated entities are no longer deemed to be a related party as they do not have significant influence. Through May 10, 2011, the completion date of the IPO, the Company purchased an aggregate of 7.2 metric tons of indium, representing 78.2% of its stockpile at that time, at prices that approximate market value, from Traxys North America LLC. The Company did not and does not have any outstanding special agreements or arrangements with Traxys S.a.r.l or any of its affiliates including its wholly owned subsidiary, Traxys North America LLC.

Note 5 — Commitments and Contingencies

Management Services Agreement

As described in Note 4, the Company entered into the MSA, as amended and restated on May 10, 2011, with the Manager, a related party. The MSA has an initial term of five years with options to renew upon mutual agreement between the parties. The Company is required to pay the Manager a fee of 2% per annum of the monthly NMV, as previously defined, beginning with the closing of the IPO. For the three months and nine months ended September 30, 2011, the fee to the Manager, a related party, was $154,694 and $258,631, respectively.

Indium Purchase Commitments

Through November 4, 2011, the Company has future commitments to purchase a total of approximately 6,000 kilograms of indium for which it has ordered, but not yet received or paid for, the indium. The value of these purchase commitments of approximately $3,603,000 or $601 per kilogram is not included in indium inventory nor included in accounts payable at September 30, 2011 due to the terms of title transfer on such shipments. The spot price of indium on November 4, 2011 was $660 per kilogram. The Company will evaluate these orders during the fourth quarter to determine whether a lower of cost or market adjustment is needed based on the spot price of indium on December 31, 2011.

Director and Executive Compensation

In July 2011, the Company entered into an arrangement with its new Chief Financial Officer (“CFO”) that provides for an annual base compensation of $50,000 to be paid quarterly. Further, the Company will grant the CFO quarterly five-year options to acquire 2,500 shares of common stock up to an aggregate of 7,500 shares vesting at the date of grant and exercisable at the market value at the date of grant. In June 2011, the compensation committee of the Board of Directors approved the payment of $10,000 per year to each of the nonexecutive Board members and $1,000 to such directors for each meeting attended in person. In September 2011, the Company engaged a relative of one of its officers to perform future outsourced secretarial services for the Company at $5,000 per quarter.

The Company’s Board of Directors approved a contingent cash bonus awards to three of its officers aggregating $100,000 and a contingent award of an aggregate of 22,000 shares of restricted common stock. The aforementioned awards will be granted to the officers if the Company completes an additional equity offering raising a minimum of $15,000,000 in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the Board approved an additional contingent cash bonus awards to three of its officers aggregating $100,000 and a contingent award of 22,000 shares of restricted common stock if the Company’s officers can successfully lists the Company’s common stock on a major exchange.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that have required adjustment or disclosure in the financial statements other than mentioned below.

Subsequent to September 30, 2011, the Company received 500 kilograms of indium at $725 per kilogram for an aggregate purchase price of $362,500 pursuant to an open purchase order at September 30, 2011. Such amount was not included in indium inventory at September 30, 2011 due to the terms of title transfer on this order. The spot price of indium on November 4, 2011 was $660 per kilogram which is lower than the $725 per kilogram paid with this order. If the spot price of indium does not recover to $725 per kilogram by December 31, 2011, the Company will be required to take a lower of cost or market write-down for this specific lot in inventory in the fourth quarter of 2011.

See note 5 for indium purchase commitments for which the indium has not been received or paid for as of November 4, 2011.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including and not limited to indium price volatility from supply and demand factors, international export quotas that could affect the availability of indium and our ability to purchase indium, lack of any internationally recognized exchanges for indium, limited number of potential suppliers of indium and potential customers who purchase indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value, and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Prospectus dated May 4, 2011, as filed with the Securities and Exchange Commission.

Overview

SMG Indium Resources Ltd. was formed under the laws of the State of Delaware on January 7, 2008. On April 2, 2008, we changed our name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. On May 4, 2011, we amended our certificate of incorporation to provide for 40,000,000 shares of authorized common stock, par value $0.001 per share and 1,000,000 shares of authorized preferred stock, par value $0.001. In addition, the Company amended its corporate charter extending the life of the Company to perpetuity. We were formed to purchase and stockpile the specialty metal indium. We intend to utilize cash derived from the proceeds of offerings of our capital stock, debt, or a combination of cash, capital stock and debt, for acquiring and storing indium.

In 2010, we completed a private placement that resulted in net proceeds of $5,598,000. With the capital raised through the private placement, we began purchasing and stockpiling indium. In May 2011, we completed an Initial Public Offering (“IPO”) of an aggregate of 5,084,750 units at $5.00 per unit and raised aggregate net proceeds of $23,956,933 including the partial exercise of the underwriters’ overallotment option.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016.  Of this total raised, 85% of the net proceeds, or approximately $20,363,393, is committed to be used to purchase and stockpile indium and 15% of the net proceeds, or approximately $3,593,540, will be used for general working capital to fund operations. Effective August 4, 2011, the units sold in the IPO were eligible to be separated and in addition to the units trading under the ticker symbol SMGIU.OB, the common stock and the warrants trade separately under the ticker symbols SMGI.OB and SMGIW.OB, respectively.

As of September 30, 2011, we purchased approximately $13,158,514 of indium with the aggregate net proceeds of the IPO and the private placement. Our indium is currently stored in a secure insured bonded warehouse facility located in New York owned by The Brink’s Company.

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

All of the indium we purchase and own is, and will be, insured and physically stored in third-party warehouses or storage facilities located in the United States, Canada, the Netherlands and/or the United Kingdom. Our Manager, Specialty Metals Group Advisors LLC, which is a related party, will negotiate storage arrangements for our indium holdings and is required to use commercially reasonable efforts to ensure that the indium holdings have the benefit of insurance arrangements obtained on standard industry terms.

We currently store and intend to store our indium stockpile in reputable, adequately capitalized and insured third-party facilities that have the following characteristics:

 • experience storing minor metals or precious metals such as gold, silver, platinum, and palladium,
 • provide comprehensive inventory service that includes:
    • reporting on inventory positions to our company and auditors,
    • full liability for our inventory held in their facility,
    • insurance on standard industry terms and
    • proper warehouse security such as the use of alarm systems, digital cameras, and or independent power sources,
 • management throughout the supply chain from mine to end user,
 • preparation of the shipment in accordance with our instructions,
 • conduct visual inspections, spot checks and arrange and facilitate for independent third-party assays,
 • confirmation of deliveries to supplier packing lists,
 • weighing according to industry standards,
 • preparation of documents for letter of credit,
 • experience dealing with import and export duties,
 • flexible infrastructure that is tractor-trailer accessible during regular business hours,
 • storage, acceptance and release of shipment upon receipt of formal instructions, and
 • facilities for third-party inspection and assaying.

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. From inception until September 30, 2011, our Manager, which is a related party, purchased on our behalf approximately 27.1 metric tons of indium, which is currently stored in an insured, secure facility in New York owned and operated by Brink’s Global Services U.S.A., Inc. (‘‘Brink’s’’), a bonded warehouse. We expect our chief executive officer or our chief operating officer to inspect the facilities. The facilities will be visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or we deem the warehouse company’s insurance inadequate.

We will monitor the ratio of our common share price to the value of our indium holdings and may sell some of our indium holdings and buy back common shares when the common share price is less than the net market value (“NMV”) per share or sell common shares and buy indium when the common share price is higher than the NMV per share. NMV is a non-GAAP measure-see below under “GAAP verses non-GAAP Disclosure.”

Our expenses will be required to be satisfied by cash on hand that is not set aside for the purchase of indium. Cash on hand is expected to be sufficient to satisfy our expenses for approximately three years.  Our annual cash operating expenses, including management fees, are estimated to be approximately $1,275,000. While it is not our current intention to do so in the short-term, at our discretion, we may subsequently lend or sell some, or all, of our indium stockpile to cover our operating expenses. Alternatively, we may seek to raise additional capital to cover our operating expenses through potentially dilutive equity offerings or debt financing. For a detailed description of such expenses, please see ‘‘Management of SMG Indium Resources Ltd. - Management Services Agreement.’’ We are a taxable U.S. corporation and are subject to federal and state taxes.

Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our NMV may also decline. Regardless of our ability to purchase indium in a timely manner, we incurred initial offering expenses of approximately $1,466,817 and projected yearly cash operating expenses (before storage and insurance) of approximately $1,200,000. We anticipate our yearly cash operating expenses will increase by approximately $75,000 to approximately $1,275,000 per annum once we are able to fully utilize the net proceeds from this offering allocated to purchase and stockpile indium. Further, we have and expect to continue to incur, from time to time, non-cash share-based compensation expenses which are not included in the aforementioned normal cash operating expenses. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to the expenses listed above. The percentage increase required cannot be accurately determined at this time. It is highly dependent upon several variables including, but not limited to, the exact number of kilograms of indium purchased, the average price paid and the amount of time it takes for us to fully spend the allocated net proceeds from this our IPO to complete our indium stockpile.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of condensed financial statements and related disclosures in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of indium inventories, income taxes, share-based compensation and revenue recognition. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement, and (ii) is index to our common stock. We classify as assets or liabilities any common stock purchase contracts: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) is not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through September 30, 2011.

Employee Share-Based Payment Arrangements

We measure the cost of employee services received in exchange for an award of equity instruments (share based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

Inventory or ‘‘Stockpile’’ of the Metal Indium

Our inventory or “stockpile” of the metal indium is recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. Cost is determined using the specific- identification method. The stockpile of the physical metal indium is classified as noncurrent as we do not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We will charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. However, it should be noted that there may not be a correlation between the spot price of indium as publish by Metal Bulletin and posted on Bloomberg L.P. and the amount the Company may realize upon selling indium in the open market.

Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other-than-temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. At September 30, 2010, certain of the indium was adjusted to reflect a lower of cost or market write-down of $729,245. The spot price of indium on November 4, 2011 was $660 per kilogram, which is lower than the spot price on September 30, 2011 of $715 per kilogram. If the spot price of indium does not recover to $715 per kilogram by December 31, 2011, the Company will be required to take an additional write-down.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given our history of operating losses.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Revenue Recognition — Accounting for Direct Sales and Lending Transactions

While it is not our current intention to do so, the stockpile of indium may be used from time to time for “direct sales” and or “lending” transactions. Under a “direct sale” transaction, we would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We anticipate accounting for any USPA transaction on a combined basis (sale and purchase) and will evaluate whether, and in what period, revenue may be recognized based on the specific terms of any arrangements. We will disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations.

Results of Operations

The results of operation for the three months and nine months ended September 30, 2011 and 2010 are as follows:

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Costs:
Inventory-indium write-down	$729,245	-	$729,245	-
Operating expenses-Manager-related party	154,694	-	356,281	-
Officers and directors compensation expense	27,100	-	414,170	-
Other operating expenses	154,851	14,632	470,206	26,677
Total Operating Costs	1,065,890	14,632	1,969,902	26,677

Other expense (income):
Interest expense - Manager-related party	-	3,975	5,300	12,057
Interest income	(11,174)	-	(20,913)	-
Net Loss	(1,054,716)	(18,607)	(1,954,289)	(38,734)

Preferential Dividend to Class A Common Stockholders	-	-	(2,359,755)	-

Net Loss Applicable to Common Stockholders	$(1,054,716)	$(18,607)	$(4,314,044)	$(38,734)

Net Loss per Common Share - Basic and Diluted	$(0.15)	$(0.12)	$(1.19)	$(0.25)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,832,301	155,000	3,637,839	155,000

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

Three Months Ended September 30, 2011 compared to September 30, 2010 Comparable Period

For the three months ended September 30, 2011, total operating costs were $1,065,890 including a non-cash lower of cost or market inventory write-down of $729,245. There was no such write-down in the comparable period in 2010. The spot price of indium on November 4, 2011 was $660 per kilogram, which is lower than the spot price on September 30, 2011 of $715. If the spot price of indium does not recover to $715 per kilogram by December 31, 2011, the Company will be required to take an additional write-down in the fourth quarter of 2011. Total operating costs, exclusive of the inventory write-down, were $336,645 compared to $14,632 in the comparable period in 2010 representing an increase of $322,013.  The increase was substantially due to: (i) expenses of the Manager, a related party, of $154,694 for the 2% NMV management fee for the quarter ended September 30, 2011 and (ii) officer and director compensation of $27,100. Further, upon the closing of the IPO in May 2011, we became a public, operating company and were no longer a development-stage company and have incurred operating expenses associated with our business plan including higher storage fee for our inventory of indium and expenses, including legal and accounting fees and directors and officers insurance associated with being a public company, and higher franchise tax. Interest expense decreased $3,975 as a result of the exchange of the note payable for stock options in May 2011. Interest income increased $11,174 during the quarter ended September 30, 2011 as a result of the increase in cash and cash equivalents due to the net proceeds of the IPO.

Net loss applicable to common stockholders was $1,054,716 for the three months ended September 30, 2011 or $0.15 per basic and diluted share compared to a net loss of $18,607 or $0.12 per basic and diluted share in the comparable period ended September 30, 2010. The increase in the net loss was substantially due to the inventory write-down and higher other operating costs in 2011.

Nine Months Ended September 30, 2001 compared to September 30, 2010 Comparable Period

For the nine months ended September 30, 2011, total operating costs were $1,969,902 including $729,245 for the inventory write-down described above. Total operating costs, exclusive of the write-down were $1,240,657 compared to operating expenses of $26,667 in the comparable period in 2010, representing an increase of $1,213,990. The increase in operating expenses in 2011 was due to (1) $356,281 expenses of the Manager, a related party, including non-cash compensation expense of $97,650, and (2) director and officers’ expenses of $414,170 including non-cash compensation expenses relating to options and share awards of $242,670 for the nine months ended September 30, 2011.  Further, as mentioned above, upon the closing of the IPO in May 2011, we became a public, operating company and were no longer in the development stage and have incurred operating expenses associated with our business plan including higher storage fees for our inventory of indium and expenses including legal and accounting fees associated with being a public company and higher franchise taxes. Interest expense decreased $6,757 during the nine months ended September 30, 2011 and interest income increased $20,913 when compared to the comparable quarter in 2010, due to the exchange of the note payable for stock options and the increase in cash and cash equivalents, respectively.

For the nine months ended September 30, 2011, we reported a net loss applicable to common stockholders of $4,314,044 (or $1.19 per basic and diluted share) as compared with a net loss for the nine months ended September 30, 2010 of $38,734 (or $0.25 per basic and diluted share). The increase of $4,275,310 for the nine months ended September 30, 2011 was substantially due to the non-cash preferential dividend to Class A Common Stockholders of $2,359,755, the inventory write-down of $729,245 mentioned above and higher operating expenses.

We expect our monthly expenses to increase or decrease with the change in our NMV. The monthly management fee payable to our Manager, a related party, is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile.

GAAP vs. Non-GAAP Disclosure

We use the term NMV throughout this report when we discuss the value of our indium holdings. We define the term NMV, as used in this report, as the product of multiplying the number of kilograms of indium held by the Company at any given point by the spot price for indium as published by the Metal Bulletin as posted on Bloomberg L.P., plus cash and other Company assets, less any liabilities.  The use of the term NMV is a non-GAAP financial measurement. A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	September 30,	December 31,
	2011	2010
U.S. GAAP historical net book value	$27,881,244	$4,966,792
Excess of the indium spot price over historical cost	2,323,044	573,863
NMV	$30,204,288	$5,540,655

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

•	it provides the most useful tool for shareholders and potential investors to evaluate how management has done in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

No assurances can be given that the Company could liquidate its indium holdings at the market prices published by Metal Bulletin.

Liquidity and Capital Resources

Since our inception, we have incurred net losses of $2,362,587 and we have not yet achieved profitability. We also recorded a $2,359,755 non-cash preferential dividend to Class A Common Stockholders resulting in an accumulated deficit of $4,722,342 at September 30, 2011. We expect that our normal cash general and administrative expenses will continue to increase as our inventory of indium increases and, as a result, we will need to generate significant revenues to achieve profitability. However, we do not expect to generate revenues over the near term or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. As a result, we expect to continue to incur operating losses and we may never achieve profitability. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control.

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

As of September 30, 2011, we have cash and cash equivalents of $3,768,278 and cash and cash equivalents restricted for indium purchases of $7,204,881 for aggregate cash and cash equivalents at September 30, 2011 of $10,973,159. Our primary source of funds has been from the public and private sale of equity securities. Also, prior to 2009, we initially financed our operations by issuing revolving credit notes and selling common stock to our Manager, which is owned by our founders. We received a $265,000 advance from our Manager as part of a $300,000 revolving credit line. In 2009 and 2010, we received net proceeds of $5,598,000 in connection with a private placement of our Class A common stock and warrants and in May 2011, we raised net proceeds of $23,956,933 in connection with our IPO. See Note 4 of notes to the interim condensed financial statements.

We are required to utilize 85% of the net proceeds from the IPO to purchase indium. We purchased $13,158,514 of indium from the date of the IPO through September 30, 2011. We expect that the existing cash will be sufficient to fund $7,204,881 of our remaining indium purchases necessary to achieve the 85% of the funds received in the IPO at September 30, 2011. Further, 15% of the net proceeds from the IPO have been allocated to general working capital purposes. We expect that these funds will be sufficient to allow us to operate for approximately three years from the date of the IPO. Over this time period, we will use these funds for paying the annual management fee to the Manager, a related party, for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We anticipate that we will incur annual cash expenses of approximately $1,275,000 in the aggregate including: (i) storage and insurance for indium — $75,000; (ii) the annual related-party Manager’s fee — $620,000; (iii) director and officer liability insurance premiums — $75,000; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $505,000. Further, we have and we expect to continue to incur, from time to time, non-cash compensation expenses, which are not included in the aforementioned normal cash operating expenses. Although we do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business over the next three years, we may need to raise additional capital if we encounter unforeseen costs. The proceeds, if any, we may receive from the exercise of the warrants issued in the IPO and the 2009 private placement will be allocated to the purchase of additional indium and for general working capital purposes, including but not limited to the payment of our operating expenses. The exact percentage of the warrant proceeds allocated toward purchasing additional indium and the time period to purchase indium using such proceeds will be determined by the Manager, in its sole discretion.

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

Discussion of Cash Flows

The Company’s cash flow activity was a follows:

	For the Nine Months Ended September 30,
	2011	2010

Net cash used in operating activities	$(21,136,993)	$(3,446,640)

Net cash used in investing activities	(1,012)	-

Net cash provided by financing activities	24,212,343	544,590

Net increase (decrease) in cash and cash equivalents	$3,074,338	$(2,902,050)

Cash Flows Used in Operating Activities

The net cash used in operations in 2011, principally represents the usage of the restricted cash from the IPO for indium purchases and cash used to fund the operating losses less non-cash compensation expense in 2011. Net cash used in operating activities for the nine months ended September 30, 2011 was $21,136,993 compared to net cash used in operating activities for the nine months ended September 30, 2010 of $3,446,640. The increase of $17,690,353 was due primarily to $7,204,881 in restricted cash for indium in 2011, $9,738,551 in increased purchases of indium in the nine months ended September 30, 2011, net of lower of cost or market write-down, when compared to the purchases of indium in the comparable period in 2010 and the corresponding increase in net loss of less non-cash compensation charges of $340,320. In addition, accounts payable and accrued expenses increased as a result of higher operating costs since the completion of our IPO in 2011.

Cash Flows Used in Investing Activities

The net cash used in investing activities in 2011 related to the purchase of equipment.

Cash Flows from Financing Activities

The net cash provided by financing activities for both 2011 and 2010 represents net proceeds received from sales of our equity securities including our IPO in the second quarter of 2011 and a private placement that was completed in early 2010.

Working Capital and Indium Inventory and Indium Purchase Commitments

At September 30, 2011, we have working capital of $3,655,066. This represents an increase of $3,279,290 from the working capital of $375,776 at December 31, 2010. The increase in working capital was primarily due to the 15% of the net proceeds (or $3,593,540) received from the IPO, which are available for working capital needs, net of cash used in operations.

Our activity since the closing of the private placement and the IPO has been centered on purchasing indium. From inception to September 30, 2011, the Manager, a related party, purchased on our behalf approximately 27.1 metric tons of indium from at an average cost of $656 per kilogram. These purchases were funded from the net proceeds received from the 2009 private placement coupled with the May 2011 IPO net proceeds. As of September 30, 2011 and December 31, 2010, we held 27,054 and 9,182 kilograms of indium, respectively, in inventory at Brinks Global Services USA, a third-party secure storage facility in New York. We are the named insured by Lloyds of London. As of September 30, 2011, our aggregate cost basis for the indium is $17,749,530 or approximately $656 per kilogram. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. On September 30, 2011, Metal Bulletin quoted price for indium was $715 per kilogram, an increase of $152.50 per kilogram from the $562.50 per kilogram price published by Metal Bulletin on December 24, 2010.

Since completion of the IPO and through September 30, 2011, we purchased and took delivery of an aggregate of 17,872 kilograms of indium in nine purchase orders from three separate suppliers at an average purchase price of $736 per kilogram at a total cost of $13,158,513. Subsequent to September 30, 2011 and through November 4, 2011, we purchased and took delivery of an additional 500 kilograms of indium from one purchase order at a price of $725 per kilogram for a total cost of $362,743. Also, through November 4, 2011, we have five outstanding purchase commitments for an aggregate of approximately 6,000 kilograms of indium at an average price of $601 per kilogram for a total cost of approximately $3,603,000 for which we have neither taken delivery nor paid for such purchases. Such purchases and purchase commitments of indium aggregated approximately $17,124,000 and as of November 4, 2011, we would need to purchase approximately an additional $3,239,000 of indium to fully expend 85% of the net proceeds from the IPO. We have 18 months from the effective date of our registration statement to spend 85% of the net proceeds from the IPO. We fully expect that we will be able to complete these purchases within the 18-month time period ending November 4, 2012. If we have not spent 85% of the net proceeds from the IPO on purchasing indium, we will distribute such unused proceeds to our stockholders, prorata, as a return of capital. Since inception, we have purchased and committed to purchase an aggregate of approximately 33,554 kilograms at an average purchase price of $647 per kilogram.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

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

SMG Indium Resources Ltd.
(Registrant)

November 11, 2011	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

November 11, 2011	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.