Form 10-K
period 2011-12-31
SMG Indium Resources Ltd.
filed 2012-03-23
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-54391

SMG INDIUM RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Park Ave.,
New York, New York, 10017	(212) 984-0635
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share	Warrants	Units
(Title of Class)	(Title of Class)	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files). Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2011 was $20,760,048.

The number of shares of the registrant’s common stock outstanding as of March 1, 2012 was 8,832,301.

SMG Indium Resources Ltd.

Annual Report of Form 10-K

For the Year Ended December 31, 2011

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Indium,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Indium Resources Ltd.  In this Annual Report on Form 10-K, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, or SEC, which is known as “incorporation by reference”.

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including and not limited to indium price volatility from supply and demand factors, international export quotas that could affect the availability of indium and our ability to purchase indium, lack of any internationally recognized exchanges for indium, limited number of potential suppliers of indium and potential customers who purchase indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value (“NMV”), and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or Form 10-K or the date of the document incorporated by reference in this Annual Report or Form 10-K, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward- looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors included herein under Item 1A“Risk Factors.”

PART I

Item 1.          Business

Introduction

We are a corporation established pursuant to the laws of Delaware on January 7, 2008. On April 2, 2008, we changed our name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. We operate a single-segment business whose primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. Effective with the quarter ended June 30, 2011 we are considered an operating company and are no longer considered a development stage company.

We were formed to purchase and stockpile the metal indium. Our strategy is to achieve long-term appreciation in the value of our indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. We plan to achieve long-term appreciation in the value of our indium stockpile primarily through price appreciation of the physical metal. Although the price of indium has declined substantially from its high in March 2005, it is our belief that the long-term industry prospects for indium are attractive and over time the price of the metal will appreciate. Price appreciation of the metal indium held in our stockpile is critical for us to maintain our NMV and for investors to receive a return on their investment. However, there is no assurance that the price of indium or the value of our securities will increase over time. To our knowledge, this is currently the only investment that allows potential stockholders to participate in the price appreciation of indium other than physical delivery of the metal itself. Our structure provides a simple and efficient mechanism by which a public stockholder may benefit from the appreciation in the price of indium, if any. Our stockholders have the ability to effectively purchase an interest in indium in a manner that does not directly include the risks associated with ownership of companies that explore for, mine and process indium. Our common shares represent an indirect interest in the physical indium we own.

All of the indium we purchase and own is, and will be, insured and physically stored in reputable, adequately capitalized and insured third-party warehouses or storage facilities located in the United States, Canada, the Netherlands and/or the United Kingdom. These third party facilities provide storage and safeguard of our indium inventory, insurance, handle the transfer of our indium inventory in and out of the facility, visual inspections, spot checks, arrange and facilitate independent third-party random assays, confirmation of deliveries to supplier packing lists, and reporting of transfers of inventory to us.

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. From inception until December 31, 2011, our Manager, Specialty Metals Group Advisors LLC, which is a related party, purchased on our behalf approximately 34.5 metric tons (“mt”) of indium, which is currently stored in an insured, secure facility in New York owned and operated by Brink’s Global Services U.S.A., Inc. (‘‘Brink’s’’), a bonded warehouse. We expect our chief executive officer or our chief operating officer to inspect the facilities. The facilities are visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or we deem the warehouse company’s insurance inadequate.

Our expenses will be required to be satisfied by cash on hand that is not set aside for the purchase of indium. Cash on hand that is not set aside to purchase indium is expected to be sufficient to satisfy our operating expenses for approximately three years. Our annual cash operating expenses, including management fees, are estimated to be approximately $1.4 million. We may subsequently lend or sell some, or all, of our indium stockpile to cover our operating expenses. Alternatively, we may seek to raise additional capital to cover our operating expenses through potentially dilutive equity offerings or debt financing. Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our net market value (“NMV”) may also decline. Our stockpile of indium may also decrease over time due to sales of indium against purchases of common shares that are priced lower than our NMV per common share. In such instances, our NMV per common share would rise. NMV is a non-GAAP measure-see below under “GAAP verses non-GAAP Disclosure.”

All of our indium transactions are negotiated by our Manager, a related party. Our Manager is paid a 2.0% per annum fee based on our NMV as compensation for these services. The NMV shall be determined by (x) multiplying the number of kilograms of our indium holdings by the last spot price for indium published by Metal Bulletin PLC posted on Bloomberg L.P., plus cash and any other assets, less any and all of our outstanding payables, indebtedness and any other liabilities, (y) divided by our total number of outstanding shares of our common stock. Our Manager is entitled to receive the 2.0% management fee regardless of its ability to successfully purchase and stockpile the metal indium. Our officers and directors have limited experience in stockpiling the metal indium, although our chief executive officer has experience purchasing, selling, storing and lending precious metals, base metals, non-exchange traded metals, and illiquid metals. Our Manager:

•	first and foremost, purchases and stockpiles indium ingots with a minimum purity level of 99.99% on our behalf;

•	negotiates storage arrangements for our indium stockpile in warehouses or third-party facilities located in the United States, Canada, the Netherlands and/or the United Kingdom;

•	makes sure the stockpile is fully insured by either the storage facility’s insurance policy, a separately purchased insurance policy, or both;

•	purchases insurance on standard industry terms to insure the indium which we own during its transportation to and from the storage facility;

•	is responsible for conducting limited inspections of the indium delivered to us;

•	relies on the good faith of its suppliers to provide indium that meets our requirements. If indium is purchased from a third-party supplier that is not known to be a regular indium industry supplier, our Manager, at its discretion, may hire, at our expense, an independent lab to perform random assay tests to verify the purity of the indium. The Manager uses only reputable assayers recommended by reliable third-party sources;

•	may lend and/or sell indium from our stockpile, based on market conditions;

•	publishes on our website the spot price of indium, our NMV and the quantity of indium held in inventory on a bi-weekly basis.

Metal Bulletin’s bi-weekly indium price quotation is posted on our website, www.smg-indium.com. If for any reason, Metal Bulletin’s bi-weekly indium price quotation is not available, other independent indium quotation providers are available including Platt’s Metals Week, Metal-Pages Ltd., Asian Metal Ltd. and Metal Prices. Within two business days of any change in inventory held, the quantity of indium will be published on our website.

We are not legally prohibited from pursuing other business strategies pursuant to our certificate of incorporation, as amended, or any other corporate document. If based on market conditions our Manager determines that it may be in our best interest to expand our lending and/or selling activities beyond what is necessary to cover operating expenses or if the Manager determines that we should begin actively speculating on short-term fluctuations in indium prices or pursue strategic transactions with other companies operating in the indium market including the Federal Government, the Manager will be required to obtain the approval of our board of directors to adopt such a strategic change in our business directive. Additionally, we will promptly notify stockholders of any such modifications to our stated business plan. Presently, our operations are limited to purchasing, stockpiling, lending and selling only the metal indium.

Suppliers

We have and intend to stockpile already mined and processed indium ingots with a minimum purity level of 99.99%, known as 4N or four nines grade. Based on common industry knowledge and our established indium industry relationships, we can determine which companies are regular indium industry suppliers. We consider companies granted indium export licenses from the Chinese government as regular indium industry suppliers. We consider companies like Teck Resources Limited., Xstrata Plc, Indium Corporation of America, Umicore Indium Products Co. Ltd., and Aim Specialty Materials as regular industry suppliers because they are all well known within the industry and have well established reputations. We consider metal trading houses listed in our ‘‘Competition’’ section like Traxys North America LLC, Glencore International AG, Wogen PLC, 5N Plus Inc., etc. that have years and in some cases, decades of experience within the industry as regular indium industry suppliers. We use subjective criteria to determine whom we do business with and for competitive reasons we do not disclose specifically which companies we intend to do business. Currently, an established regular indium industry designated supplier list does not exist.

Strategy and Policies

Through December 31, 2011, we purchased approximately 34.5 metric tons of indium. As of March 1, 2012, we have either taken delivery of or contracted to take delivery of approximately an additional 7 metric tons of 99.99% purity indium (at an average price of $525 per kilogram) to fully meet our commitment of utilizing 85% of the net proceeds from our initial public offering (“IPO”) to purchase indium. Our business model is premised on the long-term appreciation in the value of our indium stockpile. In order to facilitate our business plan, our Manager may elect to purchase indium under long-term supply contracts. Information regarding how much and the percentage of the total indium supply is currently under long-term contracts is not known. This may hinder our ability to enter into long-term supply contracts with industry suppliers, purchase and stockpile indium, and fulfill our business plan in a timely manner.

Our ability to complete our business plan could be adversely affected by the substantial competition we face in the marketplace. There are a substantial number of manufacturers that require indium for the production of flat panel displays (“FPDs”), liquid crystal display (“LCDs”), personal digital assistant (“PDAs”), light emitting diodes (“LEDs”) and copper indium gallium selenide (“CIGS”) thin film photovoltaics. We expect to compete with manufacturers for purchase of the primary indium supply. The fact that many of these companies have more substantial resources than us and have established relationships with indium industry suppliers may prove to be detrimental to our ability to consummate our business plan.

We may face direct competition from market participants in purchasing our stockpile of indium. There are no other companies, known to us, that have a business model solely dedicated to the purchasing and stockpiling of indium. However, we would have to potentially compete with miners, refiners, suppliers, end- users, traders and other market participants in purchasing indium from suppliers. The companies listed in the ‘‘Competition’’ section are a partial list of companies that are well known indium industry participants that either mine, refine, use, and or trade indium. These companies would be considered indirect competition.

We do not expect to purchase indium from the recycling market. After extensive discussions with indium industry participants, we determined that it is not feasible for us to buy directly from the recycling companies. Recycling scrap indium into 3N7 or higher purity metal ingot is extremely complex and time consuming. Typically, end users (i.e. FPD manufacturers) establish contracts directly with the recyclers. Pursuant to such contracts, the end user supplies the recycler with scrap indium and the recycler specially processes, refines, and then returns the purified recaptured indium to the end user. Typically, recyclers do not sell the recycled indium to anyone else other than the end user who supplied the scrap indium. Industry insiders consider the recycling market a ‘‘closed loop.’’ End users and recyclers do not disclose the particulars of their relationships and contracts. This inaccessibility will limit us to the primary indium market. The primary market is smaller than the recycling market and may affect our ability to purchase a sufficient quantity of indium to meet our business plan’s objectives in a timely manner. Furthermore, Chinese export restrictions may serve to further reduce our access to more than 50% of the world’s primary indium production.

The indium market is illiquid and considered small compared to the base metals. There are a limited number of suppliers and purchasers of indium. If new companies are formed to purchase and stockpile indium, and in the event we raise additional capital to purchase more indium, this may adversely affect our ability to procure sufficient quantities of indium on a timely basis or even at all.

Indium Price Trends in 2011

The annual average price of indium increased approximately 23% in 2011. It increased from $567 per kilogram in 2010 to $696 per kilogram in 2011. According to the USGS, the U.S. producer price for indium began the 2011 year at $570 per kilogram, increased to $690 per kilogram in April, and rose further to $785 per kilogram in May; the price remained at that level through early November. The New York dealer price range for indium began the 2011 year at $520 - $570 per kilogram and increased through early June, reaching a high of $800 - $875 per kilogram. The price then decreased to $630 - $670 per kilogram by early November before falling further to $540 - $600 per kilogram by the end of December 2011. The price of indium on March 1, 2012 was $582.50 per kilogram published by Metal Bulletin as posted on Bloomberg L.P.

Accounting for Direct Sales and Lending Transactions

From time to time we may enter into ‘‘direct sales and or ‘‘lending’’ transactions. Under a ‘‘direct sale’’ transaction, we would record as income, or loss, the difference between the proceeds received from the sale of indium and the indium carrying value. We may engage in lending indium from time to time if we need additional capital to cover annual operating expenses. A typical loan contract would be for terms of six months or less, and in almost no circumstance would it exceed a period of one year. As lender, we will negotiate an Unconditional Sale and Purchase Agreement (‘‘USPA’’) with a prospective borrower. As part of the USPA, once all terms are reviewed and approved by our management team, we will physically deliver indium to the borrower.

In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We anticipate accounting for any USPA transaction on a combined basis (sale and purchase) and will evaluate whether, and in what period, revenue may be recognized based on the specific terms of any arrangements. We will disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations.

There is no established market lending rate for indium. The terms of the USPA contracts will stipulate that the indium returned must be of equivalent quantity and purity. An example of a loan to facilitate future purchases of indium would be made to an indium producer, to be repaid by the return of indium of the same quantity and purity along with the possible purchase of additional indium from the producer. In the event of a loan to the producer, in which we have received dollars for the indium lent, there is a risk that the producer will not return the equivalent quantity or quality indium. Failure of the producer to perform is a risk to our business if the price of indium appreciates and we cannot replace the loaned indium at the same or a lower price than we loaned the indium. The ability of the borrower to satisfy the commitment to return the equivalent quantity and purity of indium is a business risk that we face in a lending transaction. However, the penalty fee aspect as detailed in our USPA would somewhat mitigate our overall business risk because the penalty fee would provide funds for us to purchase indium from other sources at less than favorable prices (if applicable). Notwithstanding the foregoing, if the borrower defaults on its obligations under the USPA, there is always the risk that we might not be able to replace the indium lent at favorable prices. In such instances, we may not be able to recoup our losses through litigation and we would assume the loss which could negatively impact our NMV.

Indium Market Overview

About Indium

Indium (symbol In) is a rare, very soft, silvery-white malleable metal with a bright luster. It is number 49 on the Periodic Table of Elements with an atomic weight of 114.81. Indium is chemically similar to aluminum and gallium, but more closely resembles zinc. Indium is a rare element and ranks 61st in abundance in the Earth’s crust at an estimated 240 parts per billion by weight. This makes it about three times more abundant than silver or mercury. Indium occurs predominantly in the zinc-sulfide ore mineral, sphalerite. Indium is produced mainly from residues generated during zinc ore processing but is also found in iron, lead, and copper ores. According to the USGS, the average indium content of zinc deposits from which it is recovered, ranges from less than 1 part per million to 100 parts per million. Its occurrence in nature with other base metal ores is sub-economic for indium recovery. Pure indium in metal form is considered non-toxic by most sources.

Properties and Characteristics of Indium

Indium is very malleable and ductile and can be easily formed into a wide variety of fabrications. Another distinctive characteristic of indium is that it retains its softness at temperatures approaching absolute zero degrees, making it ideal for cryogenic (freezing or very low temperature) and vacuum applications. The properties of indium may be summarized as follows:

•	Low melting point alloy: It is useful in the high-end optical industry where lenses can be held with the alloy instead of the lens surfaces during the polishing process to minimize surface distortion.

•	Lead-free and mercury-free solder industries: It is commonly used by environmentally friendly electronics goods manufacturers and high-energy alkaline dry cell batteries producers in their respective industries. This reduces or eliminates the use of lead and mercury in soldering.

•	Cold Welding: Oxide-free indium has the ability to cold-weld or attach to itself. Parts coated with indium can be bonded together without the application of heat or chemicals.

•	Reduce gold scavenging: When soldering to gold or gold-plated surface, solder has a tendency to dissolve gold into the joint. The addition of indium to solder will reduce this tendency.

•	Bond glass, quartz and ceramics: These materials cannot be bonded with traditional solders. Indium’s unique cold-welding properties allow it to produce a bond in a variety of non-metal applications.

•	Transparent Electrical Conductor: When indium (in the form of indium-tin-oxide) is coated onto various materials such as glass or plastic films, it acts as a transparent electrical conductor and an infrared reflector.

•	Malleable: Because indium is so soft and pliable (malleable), it can easily fill voids between two surfaces, even at cryogenic (freezing or very low) temperatures.

Indium is an indispensible raw material to the LCD market. Currently, a very small amount of indium is required in the fabrication of the vast majority of flat panel displays produced. This is the primary use of indium today, accounting for 84% of consumption, according to the USGS.

Source: U.S. Geological Survey 2008

Demand for indium, driven by the LCD industry, has grown rapidly in the last decade as flat panel displays have effectively driven the once dominant cathode ray tube (“CRT”) into obsolescence. Indium, in the form of indium-tin-oxide (“ITO”), creates the optically transparent electrodes that drive LCD displays on TVs, computer monitors, laptops, tablets, cell phones and other devices. Beyond a few niche applications, LCDs currently do not function without indium and, there is no practical, large scale, substitute transparent conductive oxide. According to investor presentations made by Corning Incorporated, one of the world's largest LCD glass manufacturers, LCD glass demand has grown from 1.2 billion square feet in 2006 to about 3.2 billion square feet in 2011 and expected to grow to 3.6 billion square feet in 2012.

Source: LCD TV Association	LCD Glass Demand Source: Corning Inc. Annual Reports Indium per Square Foot LCD Glass Source: AIM Specialty Materials

The cost of the indium contained within an LCD display, relative to the cost of the actual LCD display, is marginal, representing about 1% of the total cost of production. Therefore, industry experts believe that a sharp rise in the price of indium is unlikely to significantly reduce demand for the metal by the LCD industry.

Source: DisplaySearch website: HDTV Status and Outlook

Indium supply is constrained by global smelting capacity capable of indium extraction and production levels, as reported by USGS, has increased over the last two years after decreasing from 2006 through 2009. Indium is a minor by-product of zinc mining (and to a lesser extent, lead and tin) representing a small credit to production. The value of indium mined in 2011 was approximately $446 million, representing 1.6% of the value of the $27 billion zinc market in 2011. Currently, there are no indium mines and zinc producers do not increase zinc production for the purpose of extracting additional quantities of indium.

Source: U.S. Geological Survey, 2010

Although production scrap is reworked in the normal course of operations, it is not currently economical to recycle indium from post-consumer scrap from sources such as used LCD displays.

We believe the indium market may be in a structural deficit and that sales from unreported above ground stocks of the metal could be supplementing annual production to compensate for what otherwise would be a supply gap. Furthermore, we believe, based on information obtained from our industry contacts, that these unreported above ground stocks, primarily in China, may be in the process of being drawn down. New technology driven applications for indium are emerging in LED lights, thin-film solar PVs and high performance semiconductors. In recent government sponsored reports, the U.S. and Europe have each identified indium as a critical metal upon which important industries, including clean energy, are dependent. China, Japan and South Korea also view indium as critical to their industries and are either developing strategic stockpiles, or laying the groundwork to do so.

According to USGS, the total production of primary indium was estimated to be 640 mt in 2011. We calculated, based on the prices Metal Bulletin posted on Bloomberg L.P., that the average price for indium was $696.28 per kilogram in 2011. Based on these figures, we determined that the size of the primary indium market was approximately $446 million in 2011. Industry information with regards to monthly sales volumes and dollar values of indium transactions is not readily available. Indium does not trade on any forwards or futures exchanges and there are no indium forwards or futures contracts.

Applications

Flat Panel Displays, LCDs & LEDs

Indium is an essential raw material for a number of consumer electronics applications. The primary commercial application of indium is in coatings for the ‘FPD industry. Indium is most useful when chemically processed with tin-oxide to form ITO, an optically transparent and electrically conductive material. Sputtering targets are placed in a vacuum and thin layers of ITO are then applied as electrical contacts onto LCD glass; the thin, technically pristine sheets of glass used to produce LCDs on electronic devices like television sets, computers and mobile phones. In addition to its unique combination of transparency and conductivity, ITO is also preferred for use in LCD technology due to its other unique qualities of low melting point, good uniformity (which is suitable for large LCDs), fast etching time and long life span. Production of ITO thin-film coatings accounted for approximately 84.0% of global indium consumption. Of the remaining 16.0% of the global indium market, other end uses include solders and alloys, 8.0%; compounds, 5.0%; electrical components and semiconductors, 2.0%; and research and other, 1.0%.

Currently, the new generation of LED backlit LCD TVs and computer monitors, as well as organic light emitting (‘‘OLED’’) TVs and displays, all use indium. LED is a semiconductor device that emits visible light or infrared radiation when an electric current is passed. The visible emission, often a high-intensity light, is useful in a whole host of applications. Most LED’s, such as blue, green and white LEDs, require indium. LEDs are a rapidly expanding market. An early use of high brightness LEDs (“HB-LEDS”) was in the automotive sector in the form of lights, dashboard lights and in traffic signals. Backlighting for TVs, computers and cell phones currently drive the bulk of LED demand. LED use in general lighting is in the early stages of adoption and is expected to be a very large market. Japanese LED light bulb sales surpassed incandescent sales in 2011.

Solar Energy Technology

Indium is increasingly being used as a crucial raw material in the solar energy industry. CIGS is a new semiconductor material comprised of copper, indium, gallium, and selenium. Its main use is for high-efficiency photovoltaic cells (CIGS cells), in the form of thin-film photovoltaic. The thin-film photovoltaic has several advantages over traditional solar energy technologies. It is lightweight, can be applied on uneven surfaces and can be rolled up when not in use. CIGS shows great promise in the lab in achieving high conversion efficiencies at low costs. According to the USGS, CIGS solar cells require approximately 50 metric tons of indium to produce 1 gigawatt ("GW") of solar power. We believe that over time, as manufacturing efficiencies are achieved through mass production, consumption of indium per GW of CIGS production will decrease by as much as fifty percent compared to USGS's estimate. Research is underway to develop a low-cost manufacturing process for flexible CIGS solar cells that would yield high production throughput. Flexible CIGS solar cells are already in use in roofing materials, and we believe they could also be used in other building integrated photovoltaics (“BIPVs”) and in various applications in the aerospace, military and recreational industries.

Other Uses

•	Indium is also used in the manufacture of low-melting-temperature alloys. An alloy consisting of 24.0% indium and 76.0% gallium is liquid at room temperature.

•	Some indium compounds such as indium antimonide, indium phosphide, and indium nitride are semiconductors with useful properties.

•	Indium is also used in Laser Diodes (LDs) based on compound semiconductors.

•	Ultrapure indium, specifically high purity trimethyl indium, is used in compound semiconductors.

•	Indium oxide is used as transparent conductive glass substrate in the making of electroluminescent panels.

•	Indium is also used as a light filter in low pressure sodium vapor lamps.

•	Indium is suitable for use in control rods for nuclear reactors, typically in an alloy containing 80.0% silver, 15.0% indium, and 5.0% cadmium.

•	111-Indium (isotope) is used in medical imaging to monitor activity of white blood cells.

Other uses accounted for 16% of the global indium market, including solders and alloys, 8.0%; components, 5.0%; electrical components and semiconductors, 2.0%; and research and other 1.0%.

Supply of Indium

According to the USGS, the top five indium producing countries in the world in 2011 were China, Japan, Canada, Republic of Korea and Belgium. China’s refinery production of indium was approximately 340 metric tons in 2011. This is approximately 53% of the annual total global refined primary production of 640 mt.

According to the USGS, primary refined production of indium had been relatively flat between 2006 and 2009. Annual worldwide production had ranged between 546 mt to 582 mt per year. Worldwide production actually decreased from 582 mt in 2006 to 563 mt in 2007 and edged up slightly to 573 mt in 2008. Worldwide production fell to 546 mt in 2009 and increased to 609 mt in 2010. Worldwide annual production further increased to an estimated 640 mt in 2011.

During the past decades, dwindling zinc prices forced some high cost and low-grade underground zinc mines and a few older and less efficient zinc refineries to close. Zinc prices soared in 2005 and 2006 to record high levels. In turn, according to the USGS, world mine production of zinc increased from 10 million mt in 2006 to an estimated 11.6 million mt in 2008. The average London Metals Exchange (LME) price for zinc in July 2004 was approximately US$1,020 per mt. The average LME price for zinc increased to approximately US$3,340 per mt by July 2006. We believe that this increased primary indium production as well. Higher prices for indium also resulted in increased recycling of production scrap. Despite increasing demand for indium, as with most commodities, higher prices generally leads to increases in production, therefore worldwide supply is expected to be adequate to meet demand through increased primary production and recycling. More recently, by early 2009, the price of zinc plummeted from the lofty levels witnessed in 2006 and early 2007. Weak zinc prices resulted in curtailed production of zinc. This is reflected in the 2011 USGS Zinc Report which estimates zinc production fell from 11.6 mt in 2008 to 11.2 mt in 2009. Zinc prices more than doubled from its early 2009 lows and maintained those gains in both 2010 and 2011. Consequently, zinc production increased to 12.0 million mt in 2010 and further increased to an estimated 12.4 million mt in 2011. Similarly, primary indium production fell from 573 mt in 2008 to 546 mt in 2009 before rebounding to 609 mt in 2011 and rising to an estimated 640 mt in 2011.

The recycling of indium has increased in recent years. The indium recycling market is now larger than primary refinery production. Recycling scrap indium into 3N7 or higher purity metal ingot is extremely complex and time consuming. Japan is the primary market for indium recycling, with over 450 metric tons per year (“tpy”) of secondary indium production capacity, according to Roskill. If recycling activity continues to grow and becomes more efficient, this may serve to increase the total worldwide indium supply.

China

According to the USGS, China controls over 50% of the world’s refined indium production. There are a number of major producers in China, but also numerous smaller producers, relying on purchasing the concentrates from the larger base-metal refiners. China produces approximately 340 metric tons of indium per year.

Source: U.S. Geological Survey 2012

World Refined Indium Production (Metric Tons)

	2006	2007	2008	2009	2010	2011
China	350	320	310	280	340	340
Korea, Republic of	50	50	75	70	70	100
Japan	55	60	65	67	70	70
Canada	50	50	45	40	67	65
Belgium	30	30	30	30	30	30
Russia	16	12	12	4	n/a	n/a
France	10	10	0	0	n/a	n/a
Brazil	n/a	n/a	n/a	n/a	5	5
Peru	6	6	6	25	n/a	n/a
United States	0	0	0	0	0	0
Other Countries	15	25	25	30	27	30
World Total	582	563	568	546	609	640

(1) Table is taken from the U.S. Geological Survey Minerals Commodities Summaries, January 2007 through January 2012.

China is responsible for most of the increased global zinc and indium production in the last two decades. China has now become the world’s largest producer and consumer of metals and minerals. Much of China’s demand for zinc is a result of infrastructure expansion. The massive development of their mining and smelting industry strained the resources of the country and had a detrimental impact on the environment. The Chinese government responded to this adversity with a policy of replacing small, dirty and inefficient plants with large, new and efficient smelters and refineries designed to comprehensively recover by-products that would otherwise be waste. Additionally, Chinese zinc ores are uncommonly high in their indium content. As Chinese zinc output swelled to 40% of global production, the Chinese policy of comprehensive recovery resulted in a surge of indium production that we believe is unlikely to be replicated outside of China.

Source: USGS and Roskill (2003, 2010)	Source: USGS

The Chinese government restricts the export of indium with taxes and quotas. In December 2009, China announced it would reduce export taxes on unwrought indium, indium scrap and indium powder from the 10.0% to 15.0% level in 2009 to 5.0% in 2010. In December 2011, The Ministry of Commerce issued a quota allowing China to export 139 mt of indium in the first half of 2012, approximately 1 mt less than the level in 2011. In October 2010, Bloomberg LP reported that the Ministry of Commerce in China announced the full year 2011 export quota for indium would remain unchanged from 2010 levels at 233 mt. No announcement has yet been made about full year 2012 export quotas

We believe that most of China’s indium output is exported, with domestic demand currently unable to absorb production. Reuters reported in September 2010 that China’s top zinc producer, Zhuzhou Smelter Group Co. Ltd. had agreed to sell 140 mt of indium ingot to leading Chinese metals trader Minmetal, a sister company controlled by the Chinese Government. We believe this material represents a portion of the unreported above ground stocks of indium discussed earlier.

Canada

The USGS estimated that in 2011 Canada produced 65 mt of indium, a slight decrease from the 67 mt produced in 2010. Teck Resources Ltd. is the largest producer of indium in Canada.

United States

The United States does not produce any primary domestic indium and relies on imports from China, Canada, Japan, Russia, and other countries. Very little indium is recycled in the United States. We believe this is because there is no infrastructure for the collection of used indium-containing products.

New Production

“Critical Materials Strategy”, a 2010 U.S. Department of Energy report highlighting the availability of metals required for the development of clean energy technologies and identifies approximately 50 mt of new indium production they expect annually by 2015. The countries and respective supplies that are assumed to be coming online by 2015 are (i) Australia (15 mt per year), (ii) South America (15–20 mt per year), (iii) Brazil (15 mt per year) and (iv) Russia (2 mt per year).

Zinc Supply

According to the USGS, total worldwide zinc production was 8.5 million mt in 2003, 9.6 million mt in 2004, 9.8 million mt in 2005, 10.0 million mt in 2006, 10.9 million mt in 2007, 11.6 million mt in 2008, 11.2 million mt in 2009, 12.0 million mt in 2010 and an estimated 12.4 million mt in 2011. Yearly zinc production dwarfs the 2011 estimated total primary refined indium production figures of 640 mt and the USGS’s 2008 estimated 850 mt of recycled indium. Total indium production represents less than one hundredth of one percent of total zinc production on an annual basis.

Zinc is a loosely amalgamated industry, with the top 10 producers accounting for only 40% and 44% respectively of mined and smelted zinc, as reported by Zincor at the July 2011 Southern African Metals Conference:

Source:	Zincor, 6th Southern African Metals Conference July 2011, Further credit to Brook Hunt, June 2011	Source:	Zincor, 6th Southern African Metals Conference July 2011, Further credit to Brook Hunt, June 2011

Demand for Indium

Roskill, in their 2010 publication, “Global Industry Markets and Outlook”, stated that, “The use of ITO in LCDs will remain the major market for indium and will continue to drive growth in indium demand. PVs for solar applications are a newer and perhaps faster growing application, but there remain significant questions over growth rates and also the technologies involved.” They further report that the table below, “shows some forecasts produced by AIM Specialty Materials in 2010, which give a growth rate for global primary indium demand of over 15%py between 2009 and 2013. Consumption of indium in ITO applications is expected to grow at 17%py, while solar applications for indium could increase at nearly 40%py, albeit from a much smaller base level. Even if solar applications were to be removed from the forecasts due to the uncertainty surrounding them, demand for primary indium would still be forecast to grow at around 13%py.” We believe that due to structural changes in the solar industry that current industry-wide forecasts for growth in CIGS may be overly optimistic in both the short and intermediate term.

World: Indium demand, by application, 2009 to 2013 (t)

Application	2009	2010	2011	2012	2013

ITO[1]	395	494	568	654	752

Solar[2]	50	75	95	160	185

Other	260	274	292	312	333

Total	705	843	955	1,126	1,270

Source:   Brian O’Neill - AIM Specialty Materials, MMTA conference April 2010

Notes:    1) “Real” ITO demand – spent/scrap ITO targets removed from demand calculation

2) Indium demand for solar applications based on industry forecasts

[As reported in Roskill’s publication “Indium: Global Industry Markets and Outlook – 2010”]

Based on the USGS’s primary production figures and Bloomberg’s calculation of the average yearly price of indium using the prices reported by Metal Bulletin on Bloomberg, the size of the primary indium market was $479 million in 2006, $385 million in 2007, $314 million in 2008 $217 million in 2009, $345 million in 2010 and an estimated $446 million in 2011. According to the USGS global consumption of primary and secondary indium was estimated to be more than 1,800 mt. This would translate into a total market size of approximately $1.25 billion based on Metal Bulletin’s average price of $696 per kilogram for indium in 2011.

The USGS estimates that U.S. indium consumption was 120 mt in 2011, up substantially from the 55 mt consumed in 2000 and the 30 mt in 1990. This supports our belief that many of the traditional applications utilizing indium have a long-term upward trajectory in demand.

Source: U.S. Geological Survey

According to the USGS, indium consumption in Japan (the leading global consumer of indium) was expected to increase by 20% in 2010 from that of 2009. Dowa, a Japanese based recycler of indium, estimated that Japanese indium consumption in 2009 totaled 602 mt, with 525 mt (87%) used for the production of ITO. Primary indium consumption was 240 mt, with 70 mt (29%) from domestic producers, and the balance was imported. Secondary indium consumption was 362 mt. Primary and secondary indium consumption by the Japanese may have declined in 2011 due to the temporary disruptions at LCD and ITO production facilities caused by the March 11, 2011 earthquake and tsunami.

According to a Metal-Pages.com article published on June 17, 2010 titled ‘‘EU Warned of Potential Critical Metal Shortage,’’ a taskforce of experts supplied a report to the European Commission on June 17, 2010 warning that there is long-term potential for critical metal shortages. The experts listed 14 raw materials, including indium, as critical to the European Union due to their high relative economic importance and to high relative supply risk. The 14 metals and minerals were singled out of the 41 studied in total as most acutely vulnerable to shortage due to demand in Europe outstripping supply. Based on a study commissioned by the German Federal Ministry of Economics and Technology, referenced in the report, the demand for indium from emerging technologies is expected to grow from 234 mt in 2006 to 1911 mt in 2030. Indium’s demand in 2030 could outstrip 2006 supply levels by 3.29 times. A December 2010 report published by the U.S. Department of Energy entitled, “Critical Materials”, suggests that over 1500 mt of indium could be consumed annually by 2025 for clean energy technologies alone.

Flat Panel Displays (FPDs)

We believe the demand for indium will grow for the foreseeable future. We believe the markets for flat panel displays are strong, particularly for computer monitors, televisions, lap tops, tablets and smartphones. We expect that overall growth in the LCD industry driven by the increase in average display size and growth in unit sales of LCD displays will continue to generate increased demand for indium.

LCD TV demand has grown approximately 34% annually since 2007. According to the LCD TV Association, LCD TV unit sales grew from 10 million units in 2005 to 105 million units in 2008 and an estimated 210 million units in 2011. A January 18, 2012 Metal-Pages article states that global LCD TV shipments are forecast to grow more slowly at around 10 percent in 2012 to 216-217 million units. The same article stated that most LCD panel makers, including AU Optronics, Chimei Innolux, Sharp and Samsung Electronics will concentrate on the production of new and very large panel sizes in 2012. Larger display panels consume substantially larger quantities of indium. In general, mainstream LCD devices are trending toward larger panel sizes, which require more indium per unit Touch screens also routinely use ITO in the touch subsystem as well as in the LCD front plane, requiring an extra layer of ITO. Apple’s iPhones and iPads are examples of capacitive touch screen technology utilizing ITO to offer higher clarity and quality of the display image. NanoMarkets LC, a leading provider of market and technology research and industry analysis services, expects the market for ITO to grow from $3.2 billion in 2009 to $10.9 billion in 2016.

LED Industry

The LED TV market has grown rapidly over the last few years, reaching nearly 60 million units in 2010 and is estimated to have captured a majority of the LCD backlit market in 2011.

Source: Veeco September 2011 Investor Presentation

The LED Lighting markets are also expected to grow rapidly over the next few years. In a KGI research report dated September 16, 2009, titled ‘‘LED Sector — Golden Decade Ahead for LED TV and LED Lighting,’’ analyst Yvonne Lu states ‘‘the growth potential of LED Lighting is huge, as at present LED accounts for only 0.5% of the global lighting market estimated at US$122 billion in 2009.’’ According to Strategies Unlimited, a research firm, and J.P. Morgan’s North America Equity Research, overall HB LED revenue growth is expected to exceed 30.0% annually from 2009 to 2013. This rapid growth will be mostly driven by LCD backlighting and the general lighting market segments. Combined, these two applications are estimated to grow at a compound annual growth rate of 83.0% between 2009 and 2013. They project that within five years, the LED market will grow from $4.9 billion in 2009 to $14.9 billion in 2013.

In September 2009, Bloomberg News reported that at a metals conference in Beijing, Feng Juncong, an analyst at Beijing Antaike Information Development Co., Ltd., the state-backed research group, stated that ‘‘Indium used in LED may exceed 100 mt by 2015.’’ We believe this would represent a very large new demand driver for indium and consume a substantial portion of the world’s primary indium supply, if this projection were to become a reality.

Solar Industry

Indium is increasingly being used as a crucial raw material in the solar energy industry. According to the United States’ National Renewable Energy Laboratory, to produce 20 gigawatts of solar power by the year 2050, the United States will need 400 mt of indium per year for the production of photovoltaic modules and systems alone. Based on the same report, the shortage of either indium or tellurium (another raw material for photovoltaic production) could result in serious bottlenecks to such growth unless such cells were made thinner or substitutes were found. We believe that if mass production issues are mastered by industry participants, CIGS based solar photovoltaic panels could be a large new market for the usage of indium.

The market for solar installations based on CIGS thin-film panels will nearly double in size to $2.35 billion in 2015, as manufacturers signaled a breakout year in 2011 by taking advantage of falling production costs, improving module conversion efficiencies and increasing adoption in commercial rooftops, according to a Lux Research report titled, "Sorting through the Maze of CIGS Technologies: Who Will Cash in on the Breakout Year?".

Solar Frontier, a 100% subsidiary of Showa Shell Sekiyu K.K. completed construction of the world's first GW-scale CIS (Copper-Indium-Selenium) module factory in late 2011. The USGS reported the Showa Shell's 1,000-MW/yr solar manufacturing plant could consume 30 mt of indium per year. CIS panels are similar to CIGS panels, but may be easier and possibly cheaper to make, however, they are not as efficient at turning sunlight into power as CIGS panels. In January 2012, GTM Research, a Greentech Media company that provides market research and strategic consulting, reported that Solar Frontier shipped 577 MW of solar panels in 2011 up from 70 MW in 2010 and 46 MW in 2009.

Another notable entrant into the CIGS space is TSMC Solar, a subsidiary of Taiwan Semiconductor. According to TSMC Solar's web site, "TSMC Solar will serve the global solar market with CIGS thin-film modules manufactured in its own facilities, with production capacity reaching 1 GW in the next 3-5 years. Construction began on the first production facility in September 16, 2010 in Taichung, Taiwan. TSCM Solar plans to invest US$258 million for the first phase of the facility which is scheduled to enter commercial production in Q1 2012 and reach yearly capacity of 100MW (megawatts) in thin-film photovoltaic modules by the end of 2012. A second phase is planned for the 5.2 hectare site, which will expand production to over 700MW."

According to GTM Research, the estimated 2011 production numbers for CIGS manufacturers were as follows:

CIGS Manufacturers		Estimated 2011 Production
•	Solar Frontier	577 MW
•	Solibro	95 MW
•	Mia Sole'	60 MW
•	Avancis	25 MW
•	Nanosolar	20 MW
•	Global Solar	19 MW
•	Soltecture	14 MW

Based on this data and industry information, we believe that CIGS consumed anywhere from 24 mt to 40 mt of indium in 2011. It is possible that if mass production issues are mastered by industry participants, CIGS based solar photovoltaic panels could potentially be a very large new market driving significant new demand for indium.

Government Stockpiling

In December 2008, The State Reserve Bureau of China (‘‘SRB’’) purchased 30 metric tons of indium ingots from Huludao Zinc Industry for a strategic stockpile. Most traders and producers believe that the SRB plans to continue stockpiling additional indium ingot in the future, although the exact tonnage is uncertain.

In 2006, the South Korean government announced plans to launch a stockpile of thirteen rare metals and ferroalloys. Indium was on their list. In May 2009, Platts reported that South Korea’s Public Procurement Service purchased at least 5 metric tons of indium from Korea Zinc.

In June 2009, Metal Bulletin Ltd. reported that the Japanese government plans to purchase 60 metric tons of refined indium from its own domestic companies through a public tender. In May 2009, Platts reported that a Japanese official from the Ministry of Economy, Trade and Industry stated that the Japanese government plans to stockpile indium and gallium for the first time. The Ministry has requested a 200 million Yen ($2 million) supplementary budget for stockpiling, some of which would be used to purchase indium and gallium according to an official in charge of the country’s stockpiling policy. The second supplementary budget, which includes the 200 million Yen stockpiling allowance, is currently before the Parliament. There are no official reports stating whether or not the Japanese government has purchased any indium as of December 31, 2011.

Substitutes and Alternatives to Indium

In a report titled, ‘‘Indium Tin Oxide and Alternative Transparent Conductor Markets,’’ NanoMarkets expects the market for ITO substitutes to grow from $30 million in 2009 to almost $940 million in 2016. Such alternatives include other transparent conductive oxides (TCOs), carbon nanotube-based formulations, other nanomaterials, composites and metals. NanoMarkets alsoexpects the market for ITO to grow from $3.2 billion in 2009 to $10.9 billion in 2016. Based on these figures, ITO substitution is expected to grow from less than 1% of the total market in 2009 to approximately 8% of the total market in 2016. According to the USGS, indium’s recent price volatility and various supply concerns associated with the metal have accelerated the development of ITO substitutes. Antimony tin oxide (ATO) coatings, which are deposited by an ink-jetting process, have been developed as an alternative to ITO coatings in LCDs and have been successfully annealed to LCD glass. A potential drawback to using ATO is the fact that the metal antimony and many of its compounds are toxic. Materials such as carbon nanotubes and graphene have advantages over ITO such as relative lower cost, compatibility with flexible substrates and improved performance in certain applications. Carbon nanotube coatings, applied by wet-processing techniques, have been developed as an alternative to ITO coatings in flexible displays, solar cells and touch screens. ITO is considered brittle as are some other potential substitutes like aluminum-zinc-oxide. The resistive touch screen market and the flexible display market are most ripe for alternatives to ITO and other brittle TCOs that cannot stand up to repeated poking and flexing. Capacitive technology (used in screens for smartphones like Apple’s iPhone), on the other hand, offers high clarity and quality of the display image and since it does not work by poking with a stylus, the capacitive screen can more easily make use of ITO and other brittle TCOs. Graphene is another TCO developed as a substitute for ITO that works well in labs, especially for touch screens and flexible displays. Some labs actually manufacture graphene by growing it on an indium substrate. Poly (3, 4-ethylene dioxythiophene) (PEDOT) has also been developed as a substitute for ITO in flexible displays and organic light-emitting diodes (OLED). PEDOT can be applied in a variety of ways, including spin coating, dip coating and printing techniques. Researchers have recently developed a more adhesive zinc oxide nanopowder to replace ITO in LCDs. Although graphene, carbon nanotubes, PEDOTS and the other TCOs may be viable alternatives, there remain several unknowns. It is not known if manufacturers of special materials can successfully mass produce enough of these specialty materials to supply industry, how well these new materials will perform over the long-term in consumer based products and what the opportunity cost would be to the Flat Panel Display (FPD) Industry to transition from ITO to these other alternatives. The FPD manufacturers have already spent tens of billions of dollars building fabs designed to use ITO. Lastly, the cost per kilogram of some of these alternative materials may also be volatile. As of October 21, 2011, Cheap Tubes Inc. was selling industrial grade purified 90wt% multi walled carbon nanotubes in quantities of 1 to 9 kilograms at $450 per kilogram and in quantities in excess of 100 kilograms at $385 per kilogram. According to the USGS, indium phosphide can be substituted by gallium arsenide in solar cells and in many semiconductor applications. Hafnium can replace indium in nuclear reactor control rod alloys. Potential drawbacks using gallium and hafnium as replacements for indium is the fact that both these metals are also considered expensive, have highly volatile price histories and are both byproduct metals like indium. Gallium is a byproduct of aluminum production and hafnium is a byproduct of zirconium refinement. Total annual production of gallium is smaller than annual primary indium production. According to the USGS, world primary gallium production was estimated at 106 metric tons in 2010 and world primary hafnium production statistics were not available.

Government Regulation

General Description

There are no governmental regulations which will directly impact our intended operation of purchasing and lending indium. We intend to use standard industry commercial terms recognized by industry participants in connection with the storage and shipment of indium. A representative sample of such terms is listed below.

Purity.  The recognized industry wide standard purity level is 99.99%.

Price.    All purchases and sales of indium are individually negotiated. There is no fixed price ratio between 3N7, 4N or 5N material in the indium industry. Typically, in a regular indium market, balanced supply and demand, the higher the purity of the indium, the more it costs. 4N indium is slightly more expensive than 3N7. 5N is slightly more expensive than 4N. In a declining indium market, the price of 3N7 purity indium is often quoted at an even greater discount to indium with purities of 4N or 5N. In some cases, the prices may be as much as 2.0% to 5.0% lower. Typically, when the price of indium is appreciating, there is often no difference in the price of 3N7 purity indium compared to 4N or 5N purity metal.

Form.    Indium Metal, 3N7 grade, Type 1 or Type 2, is received for storage in the form of ingots which have a uniform trapezoidal shape or uniform rectangular shape with square or rounded edges. The top and bottom surfaces are relatively flat and parallel.

Surface Characteristics.   Indium is a silvery white metal with a bluish cast. Surfaces of the ingot are clean and free of dirt, grease, oil, cleaning residues, etc.

Dimensions.    Nominal ingot dimensions are listed below for the two types of Indium.

	Weight	Length	Width	Height
Type 1	100 tr. oz (3.11 kg)	8.50 in./ 215.9 mm	3.25 in./ 82.5 mm	1.25 in./ 31.75 mm
Type 2	10 kg	340/345 mm (bottom/top)	85/95 mm (bottom/top)	45 mm

Production Lot Size.    Each ingot shall be traceable to the refining lot or melt from which it was produced.

Packaging

 Ingots.   Ingots in a production lot shall be individually wrapped in a new, clean, transparent polyethylene bag which has a minimum thickness of 0.004 inches (4 mm). Both ends of the bag shall be closed by heat sealing.

Boxes.    Each box from the supplier shall contain either a maximum of twenty 100 tr. oz. ingots or six 10 kg ingots with a total net weight of approximately 63 kg (2,000 tr. oz.).

Marking

Ingot.    Each ingot in a refining lot or melt shall be permanently marked or stamped with identification information.

Boxes.   Sufficient aluminum tags shall be affixed to each box and shall be marked with identification information.

Storage

Indium ingots shall be stored indoors, in a vault or vault like area of a warehouse which has been equipped with fire prevention sprinklers. Storage identity shall be maintained by contract and production lot number as indicated on each box and in shipping instructions.

Security

Eight seals shall be affixed through holes bored in the top and bottom corners of the box to maintain the integrity of the box contents. Entry into vault areas for the purpose of shipments, inventory or qualitative maintenance inspections will be documented by use of logs and/or custodial reports.

Competition

 Although we believe no other companies have our business model, we may have competition from miners, refiners, suppliers and traders of indium such as Huludao Zinc Industry Co. of China, Liuzhou China Tin Group, Jianxi Copper Co., Zhuzhou Smeltery Group Co., Ltd., Nanjing Foreign Economic & Trade Development Co., Ltd., Nanjing Sanyou Electronic Materials Co., Ltd., Huludao Nonferrous Metals (Group) I/E Co., Ltd., Nanjing Germanium Co., Ltd., Xiangten Zhengtan Nonferrous Metals Co., Ltd., Guangxi Intai Technology Co., Ltd., Hunan Jingshi Group, Laibin Debang Industry and Trade Co., Ltd., Shaoguan Huali Industrial Co., Ltd., Tianjin Indium Products Co. Ltd., Zhuzhou Keneng New Materials Co., Ltd., Teck Resources Limited, Xstrata Plc, Indium Corporation of America, Umicore Indium Products, Dowa Electronics Materials Co., Unionmet (Singapore) Limited, Aim Specialty Materials, Glencore International AG, Wogen PLC, RJH Trading Ltd., 5N Plus Inc., Hudson Metals Corporation, and Traxys North America LLC. We may also have competition from end users of indium. It is our belief that the top producers of FPD’s are the largest purchasers of indium. Major producers of FPDs listed in alphabetical order, are AU Optronics, Chi Mei Optoelectronics, Chunghwa Picture Tubes, HannStar Display Co., Innolux, LG Phillips LCD, Quanta Display Inc., Samsung Electronics, Sharp Corp., and Sony Corp. These companies are likely competing with us for purchasing indium from industry suppliers.

Employees

 We have no full-time employees. Our chief executive officer, president and chief operating officer provide services to us through the Manager. Our chief financial officer is a part-time employee and our administrative assistant is a part-time independent contractor.

Corporate Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act have been filed with the Securities and Exchange Commission, or SEC. Such reports and other information that we file with the SEC are available on our web site at http://www.smg-indium.com when such reports are available on the SEC website. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Alan Benjamin, SMG Indium Resources Ltd., by calling (212) 984-0635.

The public may also read and copy the materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC. The contents of these websites are not incorporated into this filing.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before purchasing our units, common stock or warrants, you should carefully consider the following risk factors as well as other information contained in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Factors That May Affect Our Business and Results of Operations

We have an unproven business model and it is uncertain whether the purchase, lending or sale of indium will generate sufficient revenues for us to sustain operations.

Our model for conducting business is still new and unproven. Our unrestricted, available for general corporate purposes, cash balance at December 31, 2011 was $3.5 million. Subsequent to December 31, 2011, we raised $7.5 million in a private placement (the “2012 Private Placement”) of which we intend to use $6.4 million to purchase and stockpile indium and $1.1 million unrestricted cash for general corporate purposes. We estimate that our unrestricted cash balance at March 1, 2012 will sustain our operations through at least 2014. After such time, our ability to support ongoing annual cash operating expenses may depend upon our ability to either raise capital or our ability to generate revenue streams from purchasing, lending and selling indium. However, it is uncertain whether we will be able to raise additional capital or that the purchase, lending and sale of indium can generate sufficient revenues for us to survive. Accordingly, we are not certain that our business model will be viable.

We address a new market which may not develop as we predict or in a way that will justify our purchase of indium.

There is no public market for the sale of indium. Since indium is primarily a byproduct of zinc mining, the supply does not necessarily vary directly with market price. Currently, increases in primary indium production have been correlated to increases in zinc production. We may not, and our Manager may not, be able to acquire indium, or once acquired, lend or sell indium for a number of years. The pool of potential purchasers and sellers is limited and each transaction may require the negotiation of specific provisions. In addition, the supply of indium is limited. World refinery production of indium was estimated by the U.S. Geological Survey or USGS to have increased from 582 mt in 2006 to 640 mt in 2011. The total size of the primary indium market was approximately $446 million in 2011 based on the USGS’s estimated production figure and Metal Bulletin’s average price for indium of $696.28 per kilogram in 2011 as posted on Bloomberg L.P. As of March 1, 2012, we took delivery of and contracted to take delivery of a sufficient quantity of indium to fulfill our commitment to spend 85% of the net proceeds from our IPO to purchase indium. Further, we intend to use approximately $6.4 million of the proceeds from the 2012 Private Placement of our common stock to purchase additional indium. We may experience difficulties purchasing indium in the event that we are a significant buyer. The inability to purchase and sell on a timely basis in sufficient quantities could have a material adverse effect on the share price of our common stock.

Information regarding the indium industry’s largest producers and users, including data regarding exclusive long-term purchase or supply agreements, is limited and not readily available. Such inability to access this information places us at a potential competitive disadvantage, which may adversely affect our ability to purchase and stockpile indium.

Indium industry producers and users do not publicly disclose sufficient information to determine with certainty the largest producers and users of indium. In addition, company-specific indium usage is not information that is typically publicly disclosed by industry participants. This makes it difficult for investors to assess indium industry dynamics, our competition, and various other risks we face.

Industry producers, recyclers, secondary fabs, and end users do not reveal industry data quantifying the amount of indium purchased or sold under long-term exclusive supply contracts. As a result, we may not be able to determine if certain suppliers have long-term supply contracts with other parties, which may adversely affect our ability to obtain indium from such supplier. The lack of industry information could hinder our ability to purchase and stockpile indium.

In addition, we are not aware of any additional information, if any, regarding the indium market or the type of market information other industry producers, purchasers, suppliers and other market participants may possess. Our inability to access this information, if any, places us at a potential relative competitive disadvantage to other market participants who may have access to such information. This may adversely affect our ability to purchase and stockpile indium.

Investors may face difficulty accessing the quoted price for indium on a daily basis, which may negatively impact an investor’s ability to assess the value of their investment.

Indium’s market price is infrequently quoted and investors may have to pay for subscriptions to various data service providers to access such information. Metal Bulletin PLC, as posted on Bloomberg L.P., publishes the spot price of indium on a bi-weekly basis. We post on our website Metal Bulletin’s published spot price of indium on a bi-weekly basis as well. Therefore, stockholders will not be able to access an updated spot price on a daily basis. Accordingly, investors in our common stock may not be able to readily access information regarding the current market price for indium prior to making an investment decision.

The lack of a recognized indium commodity exchange may negatively impact an investor's ability to assess the value of their investment.

Indium is not traded on any recognized commodity exchange. As such, direct hedging of the prices for future purchases cannot be undertaken. We do not currently have any long-term supply contracts with indium suppliers, so prices will vary with each transaction and the individual bids and offers received. Prices will vary based on the supply and demand for indium. There are no recognized futures or forwards market for indium. The pool of potential purchasers and sellers of indium is limited and each transaction may require the negotiation of specific provisions. Accordingly, a purchase or sale cycle may take several months to complete. In addition, the supply of indium is limited and we may experience additional difficulties purchasing indium in the event we are a significant buyer. The lack of a standardized indium exchange affects our ability to purchase and sell indium on a timely basis and could have a material adverse effect on the price of our securities.

In late April 2011, Metal-Pages.com, a subscription based metals information service provider, reported that the Kunming Fanya Non-ferrous Metals Exchange opened in China. Metal-Pages.com indicated that the exchange began trading silver and indium in standard lots of 100 grams. Based on indium closing price of $695 per kilogram on March 30, 2011, the Fanya Exchange's standard lot size of 100 grams is the equivalent of $69.50. Our average indium purchase order typically ranges from 500 kilograms to 2000 kilograms. This is approximately 5,000 to 20,000 times larger than the 100 gram standard lot size for indium on the Fanya Exchange. In mid-May 2011, Metal-Pages.com reported that physical delivery has not progressed smoothly on the Fanya Exchange. We have not been able to verify the veracity of these statements or if the Fanya Exchange is indeed a legitimate exchange and there is very little information available with regards to the Kunming Fanya Non-ferrous Metals Exchange. Based on the limited information available, it does not appear that the Fanya Exchange is large enough to satisfy the needs of regular indium industry market participants which may negatively impact an investor’s ability to assess the value of their investment.

We expect to rely on a limited number of potential suppliers and purchasers of indium, which could affect our ability to buy and sell indium in a timely manner and negatively influence market prices.

The indium market is illiquid and considered small compared to the markets for base metals. There are a limited number of suppliers and purchasers of indium. If new companies are formed to purchase and stockpile indium, this would adversely affect our ability to procure sufficient quantities of indium on a timely basis or even at all.

Relying on a limited number of potential suppliers of indium and potential customers who purchase indium could (1) make it difficult to buy and sell indium in a timely manner, (2) negatively influence market prices by potentially having to sell indium to cover our operating expenses, or (3) drive up market prices if we are a large purchaser of indium and there is an indium shortage. As of March 1, 2012, we have purchased an aggregate of 41.5 mt of indium using seven regular indium suppliers at an average price of $625 per kilogram. Except for purchasing from these suppliers, we have had limited discussion with other potential suppliers of indium and no other contracts or negotiations have been entered into with any other suppliers or purchasers of indium, and we cannot be certain that we will be able to purchase inventory in a timely manner or at favorable prices to purchase indium.

One of our principal stockholders controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

William C. Martin, a member of our board of directors and, through an entity he controls, a member of our Manger, beneficially owns approximately 45.0% of our capital stock with voting rights through wholly owned entities Raging Capital Fund L.P, Raging Capital Fund Q.P., L.P and his Individual Retirement Account. This percentage ownership does not take into consideration the exercise of any stock options and warrants controlled by William C. Martin either individually or through Raging Capital Management LLC. Mr. Martin is able to influence the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant influence over our management and policies. The interests of Mr. Martin and our stockholders’ interests may not always align and taking actions which require stockholder approval, such as selling the company, may be more difficult to accomplish.

The substitution of other materials for indium may decrease demand for indium and adversely affect the price of indium and, thus, our stock price.

Indium has substitutes in many, perhaps most, of its uses. Silicon has largely replaced indium in transistors. Gallium can be used in some applications as a substitute for indium in several alloys. In glass- coating applications, silver-zinc oxides or tin-oxides can be used. Zinc-tin oxides can be used in LCDs’. Other possible substitutes for indium glass coating are transparent carbon nanotubes and graphene. Indium phosphide can be substituted by gallium arsenide in solar cells and in many semiconductor applications. Hafnium can replace indium alloys in nuclear reactor control rods. The substitutions of such materials for indium may decrease the overall demand for indium, thereby lowering the price of indium and our common stock.

Our operating results are subject to fluctuation in the price of indium, which is subject to macroeconomic conditions that are largely outside of our control.

Our activities almost entirely will involve purchasing and stockpiling the metal indium. Therefore, the principal factors affecting the price of our securities are factors which affect the price of indium and are thus beyond our control. We may engage in lending transactions or sell portions of our indium stockpile if we need additional capital to cover annual operating expenses, so the value of our securities will depend upon, and typically fluctuate with, fluctuations in the price of indium. The market prices of indium are affected by rates of reclaiming and recycling of indium, rates of production of indium from mining, demand from end users of indium and indium-tin-oxide, and may be affected by a variety of unpredictable international economic, monetary and political considerations.

Macroeconomic considerations that may affect the price of indium include expectations of future rates of inflation, the strength of, and confidence in, the U.S. dollar, the currency in which the price of indium is generally quoted, and other currencies, interest rates and global or regional economic events. In addition to changes in production costs, shifts in political and economic conditions affecting indium producing countries may have a direct impact on their sales of indium. The fluctuation of the prices of indium is illustrated by the following table, which sets forth, for the periods indicated, the highs and lows of the spot price for indium:

	Spot Indium Prices(1) 99.99% Purity (U.S.$/KG)
	2003	2004	2005	2006	2007	2008	2009	2010	2011
High	330	910	1070	1025	750	730	530	650	870
Low	80	305	800	680	510	350	300	480	525

(1) Source: Metal Bulletin PLC from Bloomberg L.P.

The price of indium has declined substantially since it peaked in March 2005. The price for indium has declined 46.7% from its high of $1,070 per kilogram in March 2005 to $570 per kilogram as of December 31, 2011. If we began operations in March 2005, and we purchased our stockpile at peak prices, the value of our stockpile would have decreased by more than 46.7% in approximately seven years.

There are additional supply and demand factors that could influence indium price volatility that could adversely impact our NMV.

Our activities primarily involve purchasing and stockpiling indium. The value of our securities will be highly sensitive to fluctuations in the price of indium. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control. Such factors include, among others: demand for products that utilize indium directly or as a key ingredient including FPDs, LCDs, touch screens, LEDs specialty solders, low e-glass, and next generation CIGS thin film photovoltaics. The supply of indium could be impacted by increased or decreased levels of zinc production and increases or decreases in indium recycling and or reclamation. Furthermore, there is the risk of indium substitution in certain applications that could impact supply and demand.

Occupational exposure to indium-tin-oxide (ITO) has been linked to severe respiratory issues and may affect future demand for indium.

Publicly available epidemiological studies confirmed case reports which associated occupational exposure to ITO with the development of severe respiratory problems. Therefore, worker exposure due to ITO's growing use in the fabrication of LCDs is of particular concern and may potentially lead to manufacturers' substituting ITO with different transparent conductive oxides and thusly reducing demand for indium.

There may be a lack of correlation between indium prices, our NMV and our stock price and the amount the price of indium needs to appreciate for us to achieve breakeven results in our NMV is difficult for potential investors to accurately determine because it is highly dependent upon several variables.

Given the fee structure with our Manager and our operational expenses, the trading price of our common stock as listed on the OTC Bulletin Board, the OTCQB marketplace operated by Pink OTC Markets, Inc., or other quoted exchange, may not correlate with the trading price of indium. Regardless of our ability to purchase indium in a timely manner, we will incur projected yearly operating expenses of approximately $1.4 million. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to the expenses listed above. The percentage increase required cannot be accurately determined at this time. It is highly dependent upon various variable factors including, but not limited to, the exact number of kilograms of indium purchased, the average price paid and the amount of time it takes for us to fully spend 85% of the gross proceeds from the 2012 Private Placement to complete the buildup of our indium stockpile. As a result, there may be a lack of correlation between the trading price of indium, our NMV and our stock price.

There may be a lack of investment liquidity in our shares because we are not a mutual fund, a closed end fund, a trust company, an ETF or an ETN.

We are not a mutual fund, a closed end fund, a trust company, an exchange traded fund ("ETF") or an exchange traded note ("ETN") and our shares are not quoted on a national exchange. Therefore an investment in our common shares is not redeemable, not redeemable for our indium and liquidity may be limited. Furthermore, management currently controls the majority of our common shares, which are subject to lock-up requirements and Rule 144 restrictions, which serves to further reduce the float of common stock and its liquidity.

Our NMV is based on the price of 99.99% purity indium as quoted by Metal Bulletin and posted on Bloomberg L.P. Other information service providers may quote indium prices that differ from Metal Bulletin as posted on Bloomberg L.P., which may affect investors’ ability to determine our NMV.

Metal Bulletin quotes the price of 99.99% (known as ‘‘4N’’) purity indium in US Dollars per kilogram in Rotterdam warehouse, the universally recognized standard for location and industry-wide pricing for physical metals. Other services may quote the price of indium differently from Metal Bulletin’s price as quoted on Bloomberg L.P. for a variety of reasons such as variations in purity levels, location of material and source of origin. This may affect investors’ ability to accurately determine our NMV.

99.97% purity indium (3N7) may differ in price from 99.99% purity indium (4N) or even 99.999% purity indium (5N) based on market conditions.

There is no fixed price ratio between 3N7, 4N or 5N material in the indium industry. All purchases and sales of indium are individually negotiated. Typically, in a regular indium market, balanced supply and demand, the higher the purity of the indium, the more it costs. 4N indium is slightly more expensive than 3N7. 5N is slightly more expensive than 4N. In a declining indium market, the price of 3N7 purity indium is often quoted at an even greater discount to indium with purities of 4N or 5N. In some cases, the prices may be as much as 2.0% to 5.0% lower. Typically, when the price of indium is appreciating, there is often no difference in the price of 3N7 purity indium compared to 4N or 5N purity metal. These variations in indium prices may affect investors’ ability to accurately determine our NMV.

New York dealer price quotations may differ from European price quotations and Far East price quotations due to a variety of factors, which differences may affect investors’ ability to accurately determine our NMV.

At any given time, there are varying price quotations between different regions in the world. Some factors that may influence price variability include regional natural disasters that may drive up the price within that certain region because a local shortage of material may develop. At times, a surplus of indium may develop in certain regions that drive down prices locally as compared to the rest of the world. We publish on our website our NMV bi-weekly. These changes in market conditions could negatively affect an investor’s ability to accurately determine our NMV on a daily basis.

Our securities have had limited trading since our IPO, the price of our unit, warrant and common stock may experience extreme price and volume fluctuations and any volatility in our unit price could result in claims against us.

An active public market for our units, common stock or warrants has not developed or been sustained since our IPO. The market price of our securities has declined below the IPO price. The market price of our units may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	fluctuations in the spot price of indium;

•	supply and demand for indium;

•	variations in our quarterly operating results;

•	changes in market valuations of specialty metals companies;

•	our announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of securities; and

•	changes in financial estimates by securities analysts.

In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

Due to our size and the illiquid nature of the indium market, we may have a direct impact on the price of indium.

We may have a direct impact on the price of indium. Due to our size and the illiquid nature of the indium market, we may inadvertently push prices up when deploying our cash to build our stockpile or conversely negatively impact the price of indium when and if we sell indium from our stockpile. This could have a substantial negative impact on our NMV and would be expected to cause a decrease in our stock price.

Approximately 50% of the world’s refined indium production is controlled by China and more than 70% of the world's reserves of indium are located in the ground in China, which may adversely affect our ability to purchase indium. If China curtails their international export quota of indium, it may affect our ability to purchase indium and could have a severe impact on world availability of indium and its price.

China controls over 50% of the world’s refined indium production and more than 70% of the world's indium reserves are located in the ground in China. There are a number of major producers in China, but also numerous smaller producers, relying on purchasing the concentrates, or unrefined ore, from the larger base-metal refiners. China produces approximately 340 metric tons of indium per year. If the Chinese government reduces export quotas or ceases all of its exports of indium, it may affect the availability of indium and our ability to purchase indium in a timely manner and may limit us to purchasing primary indium production from countries outside of China.

The Chinese government restricts indium’s export with taxes and quotas. In October 2010, the Chinese Ministry of Commerce issued a quota allowing China to export 233 metric tons of indium in 2011, unchanged from 2010. In January 2012, China reduced their first half 2012 indium export quota by 1 metric ton compared to its first half 2011 indium export quota. Most of China’s indium output is exported, with domestic demand unable to currently sustain production. If the Chinese government reduces export quotas or ceases all of its exports of indium, it may affect the global availability of indium and our ability to purchase indium. In addition, it may cause a severe global supply shortage resulting in substantial volatility in the price of indium, our NMV and our securities.

Any disruptions in the operations of mining for zinc and other base metals, including earthquakes or other natural disasters, would have a direct impact on the production and availability of indium, which may adversely affect our ability to purchase indium.

Indium is primarily a byproduct of zinc mining. Zinc mines and other base metal mines by their nature are subject to many operational risks and factors that are completely outside of our control and could impact our business, operating results and ability to purchase indium. These operational risks and factors include, but are not limited to:

•	unanticipated ground and water conditions and adverse claims to water rights;

•	geological problems, including earthquakes and other natural disasters;

•	metallurgical and other processing problems;

•	lower than expected ore grades or recovery rates;

•	accidents;

•	delays in the receipt of or failure to receive necessary government permits;

•	the results of litigation, including appeals of agency decisions;

•	uncertainty of exploration and development;

•	delays in transportation;

•	labor disputes;

•	inability to obtain satisfactory insurance coverage;

•	unavailability of materials and equipment;

•	the failure of equipment or processes to operate in accordance with specifications or expectations; and

•	the results of financing efforts and financial market conditions.

Any cessation in production by zinc metallurgical plants or shut down of base metal smelters capable of processing indium would have a direct impact on the availability of indium, which may adversely affect our ability to purchase indium.

Indium is primarily a byproduct of zinc mining. Indium is processed in metallurgical plants that specifically smelt, refine and extract indium from zinc and other base metals. Metallurgical plants by their nature are subject to many operational risks and economic factors that are completely outside of our control and could impact our business, operating results and ability to purchase indium. In 2010, Xstrata Plc permanently ceased operations of its copper and zinc metallurgical plants at the Kidd Metallurgical site in Timmins, Ontario, Canada. According to Roskill, a service provider of information on international metals and minerals markets, in its report titled ‘‘The Economics of Indium, 2003,’’ the Kidd Metallurgical Division was capable of refining up to 40 tons per year of indium. According to the USGS, Xstrata produced 11 tons of refined indium at Kidd Creek in 2007 and eight tons in 2008. Although the exact volume of lost output is still unclear, the American Metal Market reported on May 13, 2010 that Xstrata confirmed the smelter produced 11.5 tons in 2009. Similar reductions in the supply of indium could hinder our ability to purchase and stockpile indium.

The smelting process used to extract indium from zinc ore and to refine indium to higher purities uses highly toxic chemicals like sulfuric acid. Heightened global environmental concerns may lead to the closure of smelters that excessively pollute the environment. The closure of smelters that extract and refine indium may affect our ability to purchase indium in a timely manner.

Technological obsolescence may reduce demand for indium, which would adversely impact our NMV and our stock price.

It is possible that the next generation TV or portable device market (‘‘PDA’’) screens may render the use of indium-tin-oxide obsolete. Considering 84.0% of indium demand currently comes from the FPD market, this would drastically reduce demand for indium and cause a precipitous drop in the price of indium. This would have a substantially negative impact on our NMV and our stock price.

Recycling of indium has increased in recent years which may reduce the demand for newly refined indium.

The recycling of indium has increased in recent years. The indium recycling market is now larger than primary refinery production. The USGS does not provide specific data for the recycling market but stated in their 2008 indium summary that global secondary indium production increased significantly during the past several years and now accounts for a greater share of indium production than primary production. The USGS also stated in their 2008 indium summary that this trend is expected to continue in the future and several major secondary indium producers in Japan and the Republic of Korea announced plans to further increase their recycling capacity. It is not known when the supply of recycled material from end products such as FPDs, LCDs or PDAs will re-circulate back into the recycling market, which may increase indium supply and negatively affect indium prices. If recycling activity continues to grow and becomes more efficient, this may adversely impact the price of indium and therefore the value of our stock.

We may not be able to stockpile indium in a timely manner because we cannot purchase indium from recyclers.

There is little firm data provided by any of the indium recyclers. We do not expect that we will be able to purchase any indium directly from the recycling market. Industry insiders consider the recycling market a ‘‘closed loop.’’ End users (i.e., FPD manufacturers) recapture residual indium scrap from ITO in an unusable form during the manufacturing process. The end user then contracts with an indium recycler to specially reprocess and refine the scrap indium back into 3N7 minimum purity indium metal ingot. The process is extremely complex and can take in excess of 12 weeks from collection to re-fabrication back into purified usable indium. This ‘‘closed loop,’’ from end user to recycler back to end user, is performed under contract and will operate to limit our purchases of indium to the primary refinery market, which is smaller than the recycled market. Our inability to purchase indium from recyclers may impact our ability to stockpile indium in a timely manner.

Potential recessionary economic conditions may decrease demand for indium-based products and therefore adversely affect the price of indium and lower our NMV and stock price.

There is a direct correlation between the price of indium and the NMV of our company. Potential recessionary economic conditions in the United States and/or globally could result in decreased demand for the products that are manufactured using indium, such as FPDs, LCDs, LEDs and PDAs. This could cause the price of indium to drop and reduce our NMV, negatively affecting our stock price.

The Manager might have a conflict of interest insofar as the management fee to be paid by us to our Manager will increase as we sell more stock in subsequent offerings thereby increasing the NMV of the indium stockpile on which the management fee is based.

The management fee paid by us to the Manager is dependent on our NMV. Therefore, if we raise additional capital, we will have more cash available for the purchase of indium. In making the decision to raise additional capital and negotiate the terms of future offerings, there is a risk that the Manager may value its own interest in the management fee more than the interests of our public stockholders, resulting in a conflict of interest, which may not necessarily be resolved in the best interests of our public stockholders (including that it may be more likely that we conclude to pursue subsequent issuances of stock and increase our stockpile of indium, and therefore make an effort to increase our NMV).

We may issue additional shares of our common stock which would result in a dilution of our stockholders.

We are authorized to issue up to 40,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Currently there are 22,929,598 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of 6,998,101 outstanding warrants, 1,000,000 stock options reserved under our stock option plan, 240,000 unit purchase options granted to the underwriters in our IPO, and 1,000,000 shares of preferred stock available for issuance.) Although we currently have no commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to obtain future financing. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may, among other things, result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

If our NMV substantially decreases, the Manager may have an increased incentive to liquidate our stockpile and return the proceeds to the stockholders.

Pursuant to the Management Services Agreement, as amended and restated, our Manager is entitled to a 2.0% management fee per annum based on our NMV. Since some members of our board of directors are also members of our Manager, our board of directors may elect to liquidate our business in the event there is a substantial reduction to our NMV in accordance with the Manager’s wishes. Such liquidation may occur at an inopportune time, when the disposition of indium could result in a loss to our stockholders.

Our officers and directors have limited experience in purchasing, stockpiling, selling, storing, insuring and lending indium and our officers and directors have limited experience in purchasing, selling, storing, insuring and lending minor metals.

Our officers and directors have only limited experience purchasing storing, and insuring the metal indium. Our officers and directors have only limited experience in purchasing, selling, storing, insuring and lending minor metals. Only our chief executive officer has experience purchasing, selling, storing, insuring and lending precious metals, base metals, non-exchange metals and illiquid metals, but not indium. As a result they may not be able to effectively manage our business.

We may lend some of the indium that we acquire and the inability of the borrower to return to us equivalent quantity and purity indium so loaned could have a material adverse effect on the share price of our common stock.

We may engage in lending indium from time to time if we need additional capital to cover operating expenses. In such lending transaction, we will physically deliver indium to the borrower. At the end of the loan term, the borrower is required to return an equivalent quantity and purity level of physical indium to us and pay us a fee based upon the value of the metal loaned and the time duration of the loan. If the borrower is unable to return to us an equivalent quantity and level of purity of indium, we may not be able to replace the indium loaned from other sources at favorable prices. In such instances, we may not be able to recoup our losses through litigation and we would incur a loss which could have a material adverse effect on the share price of our common stock.

We will depend upon third parties to provide us with warehousing services, and system failures or other problems at these third-party warehousing facilities could cause us to lose revenues.

We currently and will continue to store indium in secure facilities owned and operated by third-party warehousing providers. If we are unable to continue to rely on third parties to provide us with these services and warehousing space in a timely fashion or if these services or warehousing space become impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition or other system failures, or if we face competition for these services, or for any other reason, we would not be able, at least temporarily or at competitive prices, to store or acquire indium. We also may be unable to engage alternative warehousing services on a timely basis, which could have a material adverse effect on our business.

We will not engage a custodian to safeguard the indium held in third-party storage facilities.

We have not and will not retain a custodian to oversee our indium holdings stored at third-party facilities. A custodian is responsible for safekeeping of the metal and selecting direct subcustodians, if any. A custodian facilitates the transfer of the metal in and out of the trust account, allocates specific bars of metal to the trust allocated account and provides the trustee with regular reports detailing the metal transfers in and out of the trust. The custodian is also a market maker, clearer and approved weigher of such metal. The third-party storage facilities we use to store our indium provide services similar to those provided by a custodian, such as storage and safeguarding of the indium stockpile, visual inspections, spot checks, arranging and facilitating for independent third-party assays, confirmation of deliveries to supplier packing lists, and reporting of transfers and inventory status to our company and auditors. If the third-party storage facilities we engage cannot adequately provide such similar services as provided by a custodian, then this could adversely affect the value, the security, the quantity and our ability to keep track of our indium holdings.

Potential additional regulation of the purchase, sale or storage of indium may adversely affect our operations and may increase our costs.

We may be affected by changes in regulatory requirements, customs, duties or other taxes regarding indium. Although we are not currently aware of any potential changes in the regulatory requirements regarding indium, such changes could, depending on their nature, adversely affect us by increasing our costs.

Our Manager and the contracted third-party storage facilities it utilizes will not be responsible for hiring independent labs to perform assay tests on every ingot of indium delivered to us to verify that such indium meets the minimum 99.99% purity requirements referred to in our business plan. If the indium purchased is below spec grade of 99.99% purity, the value of our indium stockpile will be worth less than stated.

Our Manager is responsible for ensuring that the contracted third-party storage facilities it utilizes conducts visual inspections and spot checks the indium delivered to us. In addition, the facility must be capable of arranging and facilitating random assay testing to be conducted by independent third-party assayers, at our expense. Our Manager and contracted third-party storage facilities will not be responsible for conducting chemical assays or other tests designed to verify that every indium ingot delivered meets the minimum 99.99% purity requirements. Our Manager will rely on the good faith of its suppliers to provide indium that meets our requirements. If the indium purchased is below spec grade of 99.99% purity, the value of our indium stockpile will be worth less than stated, we would therefore incur a write down, which would negatively impact the NMV of our company and harm our reputation. If indium is purchased from or loaned to a third-party supplier that is not known to be a regular industry supplier, our Manager, at its discretion, may hire, at our expense, an independent lab to perform random assay tests to verify the purity of the indium. The Manager purchases indium with a minimum purity of 99.99%. We do not intend to brand specific companies and assayers. We consider the miners, refiners, suppliers and trading houses listed in our ‘‘Competition’’ section to be a partial list of known regular indium industry suppliers. The contracted third-party facilities we utilize will only use, at our expense, reputable independent assayers to randomly test indium delivered to us. It is possible that our indium stockpile will contain ingots of a purity level below 99.99%, which would decrease our NMV and negatively impact our share price.

We may suffer from losses as a result of our inability to obtain insurance to cover loss or theft of our inventory.

We currently store and expect to continue to store our inventory at third-party warehouse facilities and require the third-party facilities to maintain an adequate level of insurance to protect us from loss due to theft, damage or other events. We may, in the alternative, seek our own insurance coverage for such potential losses. We may not be able to obtain such insurance, or that the level of coverage will keep us fully insured due to the fluctuating value of indium. Further, the cost of such insurance may impact our operating expenses, whether obtained by us or through the third-party facility.

We may need to raise additional capital and may encounter unforeseen costs. If the terms on which the additional capital is available are unsatisfactory or if the additional capital is not available at all, we may not be able to pursue our objective and strategy.

Our expenses are funded from cash on hand from the proceeds from the sale of securities not otherwise utilized for the purchase of indium. Once such cash available has been spent, we will be required to generate cash resources from the sale or lending of indium, debt incurrence or the sale of additional equity securities. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance and the value of indium. We may not be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock, stockholders may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities in connection with the operation of our business.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants included in our units at any time in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.00 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in the IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently warrant holders are unlikely to receive notice directly from us that the warrants are being redeemed. If the warrant holder fails to receive notice of redemption from a third-party and the warrants are redeemed for nominal value, warrant holders will not have recourse to us.

We are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time that our warrant holders exercise their warrants. We cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants.

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. We have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to comply with our undertaking. We may not be able to comply with such undertaking. In addition, we agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our senior executive officers, particularly Alan Benjamin, our chairman and chief executive officer, Ailon Grushkin, our president, and Richard Biele, our chief operating officer, each of whom is also a member of our Manager. The loss or unavailability of the services of any of these individuals for any significant period of time would have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we have not purchased any key- man insurance for our executive officers and directors or any members of the Manager.

Our Manager may terminate the Management Services Agreement, as amended and restated, after the initial term in accordance with the terms thereof. We may not be able to readily secure similar services as those to be provided under the Management Services Agreement and our operations will therefore be adversely affected if our Management Services Agreement is terminated.

Members of our board of directors have not worked together as a group for a significant period of time and they each have only some or no experience as a director of a public company. As a result, they may not be able to effectively manage our business.

Our board of directors consists of four executive directors and three independent directors. Only one of our current independent directors has experience as a director of a public company. As a result, our board of directors will lack a history of working together as a group and currently lacks significant experience in operating a public company. The lack of shared experience and lack of significant experience of our board of directors in operating a public company could have an adverse effect on its ability to quickly and efficiently respond to problems and effectively manage our business and deal effectively with the issues surrounding the operation of a public company.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest regarding the amount of time such officers and directors will devote to our affairs, which could affect our business.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Our executive officers and directors are currently employed by other entities and are not obligated to devote any specific number of hours to our affairs. If other entities require them to devote more substantial amounts of time to their business and affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our operations. These conflicts may not be resolved in our favor.

We have limited protections in place to prevent our Manager from competing with us, which may adversely affect our business.

We have limited protections in place to prevent our Manager from competing with our company or taking on a potential business opportunity intended for our company for itself. Pursuant to the Management Services Agreement, the Manager may compete with us or take a business opportunity for itself as long as the Manager does not interfere with, disrupt or attempt to disrupt any existing relationship, contractual or otherwise, between our company or our subsidiaries and any of our customers, suppliers, clients, executives, employees, vendors, licensees or business relations or other persons with whom we or our subsidiaries deal or in any way disparage our company to any of the above. As a result, this would have a material adverse effect on our business, prospects, financial condition and results of operations if such persons were to compete with the company.

Stockholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended, or the protections afforded by the Commodity Exchange Act of 1936 (‘‘Commodity Exchange Act’’ or ‘‘CEA’’).

We are not registered as an investment company under the Investment Company Act of 1940, as amended, and are not required to register under such act. Consequently, stockholders do not have the regulatory protections provided to investors in investment companies. We will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the Commodity Futures Trading Commission (‘‘CFTC’’). Furthermore, we are not a commodity pool for purposes of the CEA, and neither we nor the Manager is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with our securities. Consequently, stockholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Geopolitical and International Risks

International and political events could adversely affect our results of operations and financial condition.

A significant portion of our revenue may be derived from non-United States operations and our indium will be warehoused at locations outside the United States, including Canada, the United Kingdom and the Netherlands, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability;

•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•	natural disasters, including those related to earthquakes and flooding;

•	inflation;

•	currency fluctuations, devaluations, and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

•	governmental activities that may result in the deprivation of contract rights; and

•	governmental activities that may result in the inability to obtain or retain licenses required for operation.

We could be subject to taxation in various jurisdictions with varying tax laws, which could adversely affect our operations.

We may have operations in countries other than the United States. Consequently, we could be subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue- based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

Foreign exchange and currency risks could adversely affect our revenues and operating

A portion of our revenue and operating expenses may be in foreign currencies. If we choose to store indium in Canada, we may be adversely affected by fluctuations in the U.S. dollar relative to the Canadian dollar. If we choose to store indium in the United Kingdom, we may be adversely affected by fluctuations in the U.S. dollar relative to the British Pound. If we chose to store indium in the Netherlands, we may be adversely affected by fluctuations in the U.S. dollar relative to the Euro. As a result, we would be subject to significant risks, including:

•	foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls; and

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

We may conduct business in countries that have non-traded or ‘‘soft’’ currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for ‘‘hard’’ currency. We may accumulate cash in soft currencies, and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.

We may selectively use hedging transactions to limit our exposure to risks from doing business in foreign currencies. For those currencies that are not readily convertible, our ability to hedge our exposure would be limited because financial hedge instruments for those currencies are nonexistent or limited. Our ability to hedge would also be limited because pricing of hedging instruments, where they exist, is often volatile and not necessarily efficient.

In addition, the value of the derivative instruments could be impacted by:

•	adverse movements in foreign exchange rates;

•	interest rates;

•	commodity prices; or

•	the value and time period of the derivative being different than the exposures or cash flows being hedged.

Risks Related to Our Units, Common Stock and Warrants

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We are not a mutual fund and an investment in our units shall not be redeemable. In addition, our liquidity will rely principally on our ability to lend and sell indium. Accordingly, we are unlikely to have resources to declare any dividends or make other cash distributions unless and until a determination is made to sell a portion of our indium holdings. Since our inception we have not declared any dividends and we have no current intention to declare any dividends.

Determination of the NMV of our securities will materially impact the market price of our securities.

Our reported NMV per share is based on the spot prices of indium published by Metal Bulletin as posted on Bloomberg L.P. The per share NMV shall be determined by (x) multiplying the number of kilograms of our indium holdings by the last spot price for indium published by Metal Bulletin posted on Bloomberg L.P., plus cash and any other assets, less any and all of our outstanding payables, indebtedness and any other liabilities, (y) divided by our total number of outstanding shares of our common stock. Accordingly, the NMV is a market value that may not necessarily reflect the actual ‘‘realizable value’’ upon the sale of our indium holdings. The market price of our securities may or may not vary based on the NMV. We post our NMV on our website bi-weekly. We cannot predict whether our common stock or units will trade above, at or below our NMV.

Currently there is no liquid market for indium. Indium is often quoted on various data service providers with a price differential in excess of $50 per kilogram among providers. A price posted by one data service provider may be higher or lower than the price at which we can actually sell or purchase all or part of our indium stockpile. This makes it difficult for investors to determine our exact NMV and therefore the value of our stock.

If an active, liquid trading market for our securities does not develop, holder of our securities may not be able to sell their units, common stock or warrants quickly or at or above their purchase price.

An active and liquid trading market for our securities has not developed or been sustained. Holders of our securities may not be able to sell their units, common stock or warrants quickly or at or above their purchase price if trading in our securities is not active.

Our outstanding options, warrants and unit purchase option may have an adverse effect on the market price of common stock and make it more difficult to obtain future financing.

As of March 1, 2012, we have outstanding warrants, options and unit purchase options to purchase up to 7,868,100 shares of common stock issued and outstanding. The sale or even the possibility of sale of the shares of common stock underlying the warrants and such options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, holders may experience dilution to their holdings.

We could issue ‘‘blank check’’ preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights.

Our certificate of incorporation, as amended, authorizes the issuance of up to 1,000,000 shares of ‘‘blank check’’ preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

Our securities are quoted on the OTC Bulletin Board and the OTCQB, which limits the liquidity and price of our securities more than if our securities were to be quoted or listed on the Nasdaq Stock Market or another national exchange.

Our units, common stock and warrants trade in the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market, and/or the OTCQB, a similar marketplace operated by Pink OTC Markets Inc. Quotation of our securities on the OTC Bulletin Board and the OTCQB limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange. Lack of liquidity limits the price at which our securities may be sold or whether our securities may be sold at all.

A market for our securities may cease to exist, which would adversely affect the liquidity and price of our securities.

Our securities are quoted on the OTC Bulletin Board and the OTCQB. Stockholders and prospective stockholders have only limited access to information about prior trading history on which to base their investment decision. The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, the filing of periodic reports with the SEC and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of the securities varies due to general economic conditions and forecasts, our general business condition and the release or our financial reports. Unless a market can be established or sustained, holders of our securities may be unable it sell their securities.

If penny stock regulations impose restrictions on the marketability of our common stock, the ability of our stockholders to sell shares of our common stock could be impaired.

The SEC has adopted regulations that generally define a‘‘penny stock’’ to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2 million, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5 million, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6 million for the preceding three years. Unless an exception is available, the regulations require, that prior to any transaction involving a penny stock, a risk disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers;

•	‘‘Boiler room’’ practices involving high-pressure sales tactics;

•	Manipulation of prices through prearranged matching of purchases and sales;

•	The release of misleading information;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Dumping of securities by broker-dealers after prices have been manipulated to a desired level, which reduces the price of the stock and causes investors to suffer loss.

We are aware of the abuses that have occurred in the penny stock market. We are not in a position to dictate the behavior of the market or of broker-dealers who participate in the market. We will strive within the confines of practical limitations to prevent such abuses with respect to our common stock.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year.

Moreover, our board of directors has the ability to designate the terms of, and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our principal executive offices in a leased facility at 100 Park Ave., 16th Floor, NY, NY 10017.

Item 3.	Legal Proceedings

There are no legal proceedings currently pending or, to our knowledge, threatened against us.

Item 4.	Miner Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our units, common stock and warrants are quoted on the OTC Bulletin Board and/or the marketplace operated by Pink OTC Markets Inc. (“OTCQB”) under the symbols “SMGIU.OB” “SMGI.OB” and “SMGIW.OB.” The following table sets forth the high and low sales prices for our units, common stock and warrants, as reported by the OTCQB since the our securities began trading after our IPO in May 2011:

Quarterly Common Stock Price Ranges

	Units		Common Stock		Warrants

Fiscal Year 2011, Quarter Ended:	High	Low	High	Low	High	Low
March 31, 2011
June 30, 2011	$5.25	$4.50
September 30, 2011	$5.20	$4.20	$4.50	$4.00	$0.50	$0.45
December 31, 2011	$4.51	$3.50	$3.95	$3.25	(2)	(2)

(1)	Our warrants and common stock began trading separately on August 4, 2011.
(2)	Our warrants did not trade during the fourth quarter of 2011.

As of March 1, 2012, the closing sales price of our units, common stock and warrants on the OTC Bulletin Board was $3.65, $3.50 and $0.41, respectively. As of March 6, 2012, there were approximately 279 stockholders of record of our common stock.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the purchase of indium and expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

Item 6.	Selected Financial Data

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Overview

We were formed under the laws of the State of Delaware on January 7, 2008. On April 2, 2008, we changed our name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. On May 4, 2011, we amended our certificate of incorporation to provide for 40,000,000 shares of authorized common stock, par value $0.001 per share and 1,000,000 shares of authorized preferred stock, par value $0.001. In addition, we amended our corporate charter extending the life of the Company to perpetuity. We were formed to purchase and stockpile the specialty metal indium. We intend to utilize cash derived from the proceeds of offerings of our capital stock, debt, or a combination of cash, capital stock and debt, for acquiring and storing indium.

In 2010, we completed a private placement that resulted in net proceeds of approximately $5.6 million. With the capital raised through the private placement, we began purchasing and stockpiling indium. In May 2011, we completed an Initial Public Offering (“IPO”) of an aggregate of 5,084,750 units at $5.00 per unit and raised aggregate net proceeds of approximately $24.0 million including the partial exercise of the underwriters’ overallotment option.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. Of the total raised in the IPO, 85% of the net proceeds, or approximately $20.4 million, was committed to be used to purchase and stockpile indium and 15% of the net proceeds, or approximately $3.6 million, is used for general working capital to fund operations. As of March 1, 2012, we have purchased or committed to purchase a sufficient quantity of indium to satisfy our commitment to use 85% of the net proceeds of the IPO for the purchase of indium.

Effective August 4, 2011, the units sold in the IPO were eligible to be separated and in addition to the units trading under the ticker symbol SMGIU.OB, the common stock and the warrants trade separately under the ticker symbols SMGI.OB and SMGIW.OB, respectively.

On January 5, 2012, we closed a private placement (“2012 Private Placement”) of an aggregate of 2.0 million shares of our common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for an aggregate purchase price of $7.5 million. Raging Capital Management, LLC is the general partner of Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., respectively, and collectively, the entities represent our largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, our director and member of our Manager, Specialty Metals Group Advisors LLC. The Company intends to use 85% of the gross proceeds, or approximately $6.4 million, from such transaction to purchase and stockpile the metal indium and 15% of the gross proceeds, or approximately $1.1 million, for general corporate purposes.

Our Company

We were formed to purchase and stockpile the metal indium. Our strategy is to achieve long-term appreciation in the value of our indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. We plan to achieve long-term appreciation in the value of our indium stockpile primarily through price appreciation of the physical metal. Although the price of indium has declined substantially from its high in March 2005, it is our belief that the long-term industry prospects for indium are attractive and over time the price of the metal will appreciate. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. To our knowledge, this is currently the only investment that allows potential stockholders to participate in the price appreciation of indium other than physical delivery of the metal itself. Our structure provides a simple and efficient mechanism by which a potential public stockholder may benefit from the appreciation in the price of indium. Our stockholders have the ability to effectively purchase an interest in indium in a manner that does not directly include the risks associated with ownership of companies that explore for, mine and process indium. Our common shares represent an indirect interest in the physical indium we own.

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

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of December 31, 2011, we purchased approximately 34.5 mt of indium aggregating approximately $22.3 million of indium which is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s. The facilities will be visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or we deem the warehouse company’s insurance inadequate.

Our expenses will be required to be satisfied by cash on hand that is not set aside for the purchase of indium. Cash on hand is expected to be sufficient to satisfy our expenses for approximately three years. Our annual cash operating expenses, including management fees, are estimated to be approximately $1.4 million. We may subsequently lend or sell some, or all, of our indium stockpile to cover our operating expenses. Alternatively, we may seek to raise additional capital to cover our operating expenses through potentially dilutive equity offerings or debt financing. For a detailed description of such expenses, please see ‘‘Management of SMG Indium Resources Ltd. - Management Services Agreement.’’ We are a taxable U.S. corporation and are subject to federal and state taxes.

Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our NMV may also decline. Regardless of our ability to purchase indium in a timely manner, we incurred initial offering expenses of approximately $1.5 million and projected yearly cash operating expenses (before storage and insurance) of approximately $1.4 million. Further, we have and expect to continue to incur, from time to time, non-cash share-based compensation expenses which are not included in the aforementioned yearly cash operating expenses. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to the expenses listed above. The percentage increase required cannot be accurately determined at this time. It is highly dependent upon several variables including, but not limited to, the exact number of kilograms of indium purchased, the average price paid and the amount of time it takes for us to fully spend the proceeds from the 2012 private placement to complete our indium stockpile. The annual average price of indium increased approximately 23.0% in 2011. It increased from $567 per kilogram in 2010 to $696 per kilogram in 2011. According to the USGS, the U.S. producer price for indium began the year 2011 at $570 per kilogram, increased to $690 per kilogram in April, and rose further to $785 per kilogram in May; the price remained at that level through early November. The New York dealer price range for indium began the year at $520 - $570 per kilogram and increased through early June, reaching a high of $800 - $875 per kilogram. The price then decreased to $630 - $670 per kilogram by early November before falling further to $540 - $600 per kilogram by the end of December. As a result, the price of indium has declined since the closing of our IPO in May 2011 resulting in a decline in NMV of approximately 12.6% and a write down of our indium inventory of approximately $3.3 million.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of indium inventories, income taxes, share-based compensation and revenue recognition. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement, and (ii) is index to our common stock. We classify as assets or liabilities any common stock purchase contracts: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) is not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through December 31, 2011.

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

Inventory or ‘‘Stockpile’’ of the Metal Indium

Our inventory or “stockpile” of the metal indium is recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. Cost is determined using the specific- identification method. The stockpile of the physical metal indium is classified as noncurrent as we do not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We will charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. However, it should be noted that there may not be a correlation between the spot price of indium as publish by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market.

Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other than temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. At December 31, 2011, certain of lots of indium were adjusted to reflect a lower of cost or market write-down of approximately $3.3 million.

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

Revenue Recognition — Accounting for Direct Sales and Lending Transactions

The stockpile of indium may be used from time to time for “direct sales” and or “lending” transactions. Under a “direct sale” transaction, we would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We anticipate accounting for any USPA transaction on a combined basis (sale and purchase) and will evaluate whether, and in what period, revenue may be recognized based on the specific terms of any arrangements. We will disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. On March 2, 2012, we entered into a USPA where we agreed to sell 1,000 kilograms of 99.99% purity indium at a fixed price and the buyer agreed to sell back to us 1,000 kilograms of 99.99% purity indium at a fixed price that is $20 less per kilogram than we originally sold indium to the buyer.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statement.

Results of Operations

Year 2011 compared to Year 2010

The results of operation for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010

Operating Costs:
Inventory-indium write-down	$3,254,874	$-
Operating expenses-Manager-related party	691,171	-
Officers and directors compensation expense	233,275	-
Other operating expenses	615,095	38,022
Total Operating Costs	4,794,415	38,022

Other expense (income):
Interest expense - Manager-related party	5,300	16,120
Interest income	(27,062)	-
Net Loss	(4,772,653)	(54,142)

Preferential Dividend to Class A Common Stockholders	(2,359,755)	-

Net Loss Applicable to Common Stockholders	$(7,132,408)	$(54,142)

Net Loss per Common Share - Basic and Diluted	$(1.61)	$(0.35)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,443,019	155,000

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

Year ended December 31, 2011 compared to December 31, 2010 comparable period

For the year ended December 31, 2011, total operating costs were approximately $4.8 million including approximately $3.3 million for the non-cash, lower of cost or market write-down of indium inventory for specific lots of indium. Total operating costs, exclusive of the write-down for the year ended December 31, 2011 were approximately $1.5 million compared to operating expenses of approximately $38 thousand for the year ended December 31, 2010, representing an increase of approximately $1.5 million. The increase in operating expenses during 2011 was due to (1) approximately $0.7 million of expenses of the Manager, a related party, including the 2% manager fee under the MSA of approximately $0.4 million, approximately $0.1 million bonus award and non-cash compensation expense of approximately $0.2 million, and (2) director and officers’ compensation expenses of approximately $0.2 million including non-cash compensation expenses relating to options and share awards of approximately $0.1 million for the year ended December 31, 2011. Upon the closing of the IPO in May 2011, we became a public, operating company and were no longer in the development stage and have incurred operating expenses aggregating approximately $0.6 million associated with our business plan including higher storage fees for our inventory of indium, expenses, including legal and accounting fees associated with being a public company and higher franchise taxes. Based on our current business plan, we expect that our normal cash operating expenses will approximate $1.4 million over the next few years. Interest expense decreased approximately $11 thousand during the year ended December 31, 2011 and interest income increased approximately $27 thousand when compared to the year ended December 31, 2010, due to the exchange of the note payable for stock options and the increase in cash and cash equivalents available for investing, respectively.

For the year ended December 31, 2011, we reported net loss applicable to common stockholders of approximately $7.1 million (or $1.61 per basic and diluted share) as compared with a net loss for the year ended December 31, 2010 of approximately $54 thousand (or $0.35 per basic and diluted share). The increase of approximately $7.1 million for the year ended December 31, 2011 was substantially due to the non-cash preferential dividend to Class A Common Stockholders of approximately $2.4 million, the non-cash inventory write-down of approximately $3.3 million mentioned above and higher operating expenses.

We expect our monthly expenses to increase or decrease with the change in our NMV. The monthly management fee payable to our Manager, a related party, is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile. Given the fee structure with our Manager and our operational expenses, as NMV increases our expenses will increase without any additional cash to pay such expenses.

GAAP vs. Non-GAAP Disclosure

We use the term NMV throughout this report when we discuss the value of our indium holdings. We define the term NMV, as used in this report, as the product of multiplying the number of kilograms of indium held by us at any given point by the spot price for indium as published by the Metal Bulletin as posted on Bloomberg L.P., plus cash and our other assets, less any liabilities.  The use of the term NMV is a non-GAAP financial measurement. A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	December 31,
	2011	2010
U.S. GAAP net book value	$25,064,805	$4,966,792
Excess of the indium spot price over GAAP net book value	642,727	573,863
NMV	$25,707,532	$5,540,655

The reason why the Company relies on this term is because:

•	it is a measurement of the true value of our indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•	it provides the greatest transparency to our stockholders in evaluating how we are doing relative to the indium purchased by us when compared to the current market prices for indium as published by Metal Bulletin on Bloomberg L.P.;

•	to internally evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

•	to provide additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for stockholders and potential investors to evaluate how management has done in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for our indium stockpile.

No assurances can be given that we could liquidate our indium holdings at the market prices published by Metal Bulletin as posted on Bloomberg L.P.

Liquidity and Capital Resources

Since our inception, we have incurred net losses of approximately $5.2 million and we have not yet achieved profitability. We also recorded an approximate $2.4 million non-cash preferential dividend to Class A Common Stockholders resulting in an accumulated deficit of approximately $7.5 million at December 31, 2011. We expect that our normal cash outlays for general and administrative expenses will continue to increase as our inventory of indium increases and, as a result, we will need to generate significant revenues to achieve profitability. However, we do not expect to generate significant revenues over the near term or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. As a result, we expect to continue to incur operating losses and we may never achieve profitability. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. In fact, the price of indium has declined since the closing of our IPO. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control.

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

As of December 31, 2011, we have cash and cash equivalents of approximately $3.5 million and cash and cash equivalents restricted for indium purchases of approximately $2.7 million for aggregate cash and cash equivalents at December 31, 2011 of approximately $6.2 million compared to cash and cash equivalents of $0.7 million at December 31, 2010. Our primary source of funds has been from the public and private sale of equity securities. In 2009 and 2010, we received net proceeds of $5.6 million in connection with a private placement of our Class A common stock and warrants and in May 2011, we raised net proceeds of approximately $24.0 million in connection with our IPO. See Note 3 of notes to financial statements. Further, in January 2012, we raised net proceeds of $7.5 million from the 2012 Private Placement.

We were required to utilize 85% of the net proceeds from the IPO to purchase indium. As on March 1, 2012, we have purchased or committed to purchase a sufficient quantity of indium to satisfy our commitment with respect to the IPO. In January 2012, we raised net proceeds of $7.5 million in the 2012 Private Placement. We intend to use 85% of the gross proceeds from the 2012 Private Placement, or approximately $6.4 million for the purchase of indium and 15%, or approximately $1.1 million, for general corporate purposes. We have available approximately $4.5 million at March 1, 2012 available to fund general corporate expenses. We expect that these funds will be sufficient to allow us to operate for at least three years from December 31, 2011. Over this time period, we will use these funds for paying the annual related party Manager’s fee for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We anticipate that we will incur annual cash expenses of approximately $1.4 million in the aggregate including: (i) storage and insurance for indium — $0.1 million; (ii) the annual related-party Manager’s fee — $0.7 million; (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $0.5 million. Further, we have and we expect to continue to incur, from time to time, non-cash compensation expenses, which are not included in the aforementioned normal cash operating expenses. Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business over the next three years, we may need to raise additional capital if we encounter unforeseen costs. The proceeds, if any, we may receive from the exercise of outstanding options and warrants will be allocated to the purchase of additional indium and for general working capital purposes, including but not limited to the payment of our operating expenses. The exact percentage of the warrant proceeds allocated toward purchasing additional indium and the time period to purchase indium using such proceeds will be determined by the Manager, in its sole discretion.

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Discussion of Cash Flows

The Company’s cash flow activity was a follows:

	For the Year Ended December 31,
	2011	2010

Net cash used in operating activities	$(21,368,940)	$(3,455,878)

Net cash used in investing activities	(1,012)	-

Net cash provided by financing activities	24,212,343	544,590

Net increase (decrease) in cash and cash equivalents	$2,842,391	$(2,911,288)

Cash Flows Used in Operating Activities

The net cash used in operations in 2011, principally represents the usage of the restricted cash (85% of the net proceeds) from the IPO for indium purchases and cash used to fund the operating losses less non-cash compensation expense in 2011. Net cash used in operating activities for the year ended December 31, 2011 was approximately $21.4 million compared to net cash used in operating activities for the year ended December 31, 2010 of approximately $3.5 million. The increase of approximately $17.9 million was due primarily to approximately $2.7 million in restricted cash for indium purchases at December 31, 2011, approximately $14.2 million in increased purchases of indium in the year ended December 31, 2011 when compared to the purchases of indium in the comparable period in 2010 and the corresponding increase in net loss less non-cash compensation charges of approximately $1.1 million. In addition, accounts payable and accrued expenses increased $.2 million as a result of higher operating costs since the completion of our IPO in 2011.

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

Working Capital, Indium Inventory and Indium Purchase Commitments

At December 31, 2011, we have working capital of $3.4 million. This represents an increase of approximately $3.0 million from the working capital of approximately $0.4 million at December 31, 2010. The increase in working capital was primarily due to the 15% of the net proceeds (or $3.6 million) received from the IPO, which is available for working capital needs net of operating expenses in 2011. In January 2012, we raised net proceeds of $7.5 million from the 2012 Private Placement of which $1.1 million is available for working capital.

Our activity since the closing of the private placement and the IPO has been centered on purchasing indium. From inception to December 31, 2011, the Manager, a related party, purchased on our behalf approximately 34.5 metric tons of indium at an average cost of approximately $646 per kilogram. These purchases were funded from the net proceeds received in 2009 and 2010 from a private placement coupled with the May 2011 IPO net proceeds. As of December 31, 2011 and 2010, we held 34,459 and 9,182 kilograms of indium, respectively, in inventory at Brink’s. We are the named insured by Lloyds of London. As of December 31, 2011 and 2010, our aggregate cost basis for the indium was approximately $22.3 million and $4.6 million, respectively, or approximately $646 and $500 per kilogram, respectively. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. At December 31, 2011, we recorded a $3.3 million lower of cost or market write-down as a result of the quoted price of indium at December 31, 2011 being less than our costs for certain lots in inventory.

Since completion of the IPO and through December 31, 2011, we purchased and took delivery of an aggregate of 25,277 kilograms of indium in 17 purchase orders from five separate suppliers at an average purchase price of $699 per kilogram at a total cost of approximately $17.7 million. As of December 31, 2011, we were committed to spend an additional $2.7 million on indium purchases to meet our commitment to spend 85% of the net proceeds from our IPO. Subsequent to December 31, 2011 and through March 1, 2012, we purchased and took delivery of an additional 5,012 kilograms of indium from three purchase orders at a price of $527 per kilogram for a total cost of $2.6 million. Also, through March 1, 2012, we have one outstanding purchase commitment for 2,000 kilograms of indium at a price of $520 per kilogram for a total cost of approximately $1.04 million for which we have neither taken delivery nor paid for such purchases. Such purchases and purchase commitments of indium aggregated approximately $3.6 million as of March 1, 2012 fully completing our commitment to expend 85% of the net proceeds from the IPO. Since inception and through March 1, 2012, we have purchased and committed to purchase an aggregate of approximately 41,471 kilograms at an average purchase price of $625 per kilogram.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

Our major contractual obligations relate to the MSA. The MSA has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, of its NMV beginning upon the successful completion of the IPO. Such Manager fees aggregated approximately $0.4 million during the year ended December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto of the Company are set forth in this annual report on Form 10-K on pages F-1 through F-21.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at December 31, 2011, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting: This annual report does not include a report of management’s assessment regarding internal controls over financial reporting due to a transition period established by the SEC for newly public companies. Further, we are a smaller reporting company and is exempt from the requirement for an attestation report on the company’s internal controls over financial reporting by our registered public accounting firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors as of March 1, 2012:

Name	Age	Position

Alan Benjamin	50	Chairman of the Board, Chief Executive Officer
Ailon Z. Grushkin	39	President, Director
Richard A. Biele	42	Chief Operating Officer, Secretary, Director
Mary E. Paetzold	62	Chief Financial Officer
P.J. (Patrick James) Richardson	65	Director
Fred Arena	57	Director
Mark Stephen Neuhof	58	Director
William C. Martin	34	Director

Executive Officers and Directors

Alan Benjamin has been our chairman of the board and chief executive officer since inception and a member of our Manager. From 2009 to 2011, Mr. Benjamin was also a principal at MD SolarSciences, a primary skin cancer prevention company founded by Dr. Robert Friedman, a world-renown expert in melanomas and other skin cancers. From 2003 to 2009, Mr. Benjamin owned and operated SMA Development Associates, LLC, a Connecticut based real estate investment company. Prior to this, he spent thirteen years at American International Group (“AIG”) where he last served as Senior Vice President in charge of AIG’s global base metals businesses. Mr. Benjamin began his career at Drexel Burnham Lambert in 1983, where he started as a broker in their commodity’s department and by 1988 he was managing the Asian operations of the firm’s bullion trading activities. Drexel’s commodity trading group moved to AIG in 1990 where Mr. Benjamin founded and managed their metals and foreign exchange trading operations in Asia. From 2005 to 2009, Mr. Benjamin was also a Managing Member of Heritage Building Group, a contractor in the luxury residential market in Fairfield County, Connecticut. Mr. Benjamin is qualified to serve on our board of directors because of his extensive experience trading physical metals. He is a graduate of the University of Michigan with a Bachelor of Arts in history.

Ailon Z. Grushkin has been our president and director since inception and a member of our Manager. He is currently the Managing Member of the General Partner of the Nano-Cap New Millennium Growth Fund LP., a micro-cap focused hedge fund he founded in January 2000. He is also currently the Managing Member of the AZG Tangible Assets Fund LLC, a commodities based hedge fund he launched in January 2004. From 1996 to 2011, Mr. Grushkin was also the General Partner of the Nano-Cap Hyper Growth Partnership L.P., a hedge fund he founded in 1996. From 1990 to 1996, Mr. Grushkin worked or interned at Merrill Lynch Futures Investment Partners (‘‘MLFIP’’), Thompson McKinnon Securities, Prudential Securities and Sumitomo Bank Ltd. At these firms, he held various positions including assistant commodity trader, commodity trading advisor analyst and assistant derivatives trader. Mr. Grushkin is qualified to serve on our board of directors because of his experience purchasing and taking delivery of minor physical metals for his own personal investment as well as his experience managing the AZG Tangible Assets Fund LLC, a fund dedicated to investing in commodities and equities linked to commodities. Mr. Grushkin is a graduate of the John M. Olin School of Business at Washington University in St. Louis with a Bachelor’s of Science in Business Administration.

Richard A. Biele has been our chief operating officer, secretary and a director since inception and, through Brack Advisors LLC, is a member of our Manager. Since 2005, Mr. Biele has been a Principal of Princeton Financial Partners, which owns and operates the Newtown, Pennsylvania branch of Andrew Garrett Inc., a full service boutique Broker Dealer based in New York, New York. The branch services both retail and institutional investors. In addition to being a Registered Representative in the branch, Mr. Biele has brought in investment banking clients and assists with the non-daily management of the branch. From 2005 to 2007, Princeton Financial Partners, operated as an affiliate of S.W. Bach & Company, a FINRA regulated securities firm, from 2005 to 2007. While at the firm, Mr. Biele continued to manage his brokerage business and began trading commodities for his personal account. From August 2001 through November 2005, Mr. Biele worked as a registered representative at Kirlin Securities. From January 1998 through August 2001, Mr. Biele worked at Princeton Securities where he established investment banking relationships with other broker dealers and managed his existing clientele’s assets. Mr. Biele has had seventeen years of experience in brokerage, investment banking and mergers and acquisitions. Mr. Biele is qualified to serve on our board of directors because of his extensive experience in brokerage, investment banking and mergers and acquisitions. Mr. Biele has a Bachelor’s of Science in Economics from Old Dominion University.

Mary E Paetzold has been our chief financial officer since July 2011. Ms. Paetzold is a Certified Public Accountant with over 35 years of experience with the audit, accounting, internal control and finance functions of public and private companies. From 2002 to the present, Ms. Paetzold has served as a director, chairman of the audit committee, and member of the compensation, nominating and governance committees, respectively, for Immunomedics, Inc., a publicly traded biotechnology company. From 2003 to 2011, she served as a director and chairman of the audit committee of Orthovita Inc., a publicly traded orthobiologics and biosurgery company that was acquired by Stryker Corporation in June 2011. From January 2008 to December 2008, she was an adjunct professor at the Cameron School of Business at the University of North Carolina at Wilmington. From 1994 through February 2000, she served as Vice President, Chief Financial Officer and Director (1996-1997) of Ecogen Inc, a publicly traded agricultural biotechnology company. From 1973 to 1994, Ms. Paetzold practiced with KPMG Peat Marwick, LLP, predecessor to KPMG, LLP, serving as an audit partner from 1984 to 1994. Ms. Paetzold's extensive experience serving as a Certified Public Accountant, audit partner, Chief Financial Officer and the chairman of various audit committees for publicly traded companies qualifies her to serve as the Company's Chief Financial Officer. Ms. Paetzold has a Bachelor of Arts in Mathematics from Montclair State University and received her certification from the New Jersey Board of Accountancy in 1977. She is a member of the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

William C. Martin has been a director of our company since January 2010 and through RCM Indium, LLC is a member of our Manager. RCM Indium, LLC’s members are Raging Capital Management, LLC, Raging Capital Fund, LP and Raging Capital Fund (QP), LP. Mr. Martin is currently the Chairman and Chief Investment Officer of Raging Capital Management, LLC, a private investment partnership based in Princeton, New Jersey that was founded in 2006. As an entrepreneur, Mr. Martin has co-founded a number of financial information and media companies, including Raging Bull in 1997, Indie Research in 2002 and InsiderScore.com in 2004. Mr. Martin has invested in and/or advised a number of Internet and institutional financial services companies, including CallStreet, acquired by Factset Research Systems, Inc. (NYSE:FDS), ByteTaxi (dba: FolderShare), acquired by Microsoft, Inc. (NASDAQ: MSFT), Gerson Lehrman Group, Majestic Research, acquired by Investment Technology Group (NYSE:ITG), and Lux Research. Mr. Martin has also served on two public company boards, including, from 2000 to 2009, Bankrate, Inc., which was acquired by Apax Partners in 2009, and, from 2009 to 2010, Salary.com, Inc., which was acquired by Kenexa (NASDAQ: KNXA) in 2010. Mr. Martin is qualified to serve on our board of directors because of his extensive experience founding start-up companies as well as his previous and current history serving on the board of directors of publicly trading companies.

Independent Non-Employee Directors

Mark Stephen Neuhof has been a director of our company since April 2008. Mr. Neuhof has over 30 years of experience in the fields of metals trading and derivatives. Mr. Neuhof is currently a Senior Manager at Sumitomo Corporation Global Commodities Limited and is responsible for developing their base and precious metals business in the United States. Mr. Neuhof has been involved with Sumitomo Corporation since 2005, initially as a consultant advising them on their metals business worldwide and aiding them in developing various new opportunities. Since 2005, Mr. Neuhof has been a principal of JEMM Development Group which invests in and develops properties in New York and Connecticut. Prior to his affiliation with Sumitomo, Mr. Neuhof was employed by AIG Financial Products from 1990 to 2005 as a Managing Director in both their Wilton Connecticut and London offices. Mr. Neuhof had overall responsibility for their precious and base metals business including profit and loss, risk management as well as maintaining and developing client relationships. Prior to that, he was affiliated with Drexel Burnham Lambert from 1986 to 1990 (and was Vice President from 1989 to 1990) and held various other positions in the currency and metals trading fields. Mr. Neuhof is qualified to serve on our board of directors because of his extensive experience trading physical metals. Mr. Neuhof is a graduate of Queens College and Saint John’s University where he earned his Masters of Business Administration.

P.J. (Patrick James) Richardson has been a director of our company since January 2008. Mr. Richardson is currently Chairman of the EXTOL Group, Inc., a private investment group, specializing in diagnostic technology for the Homeland Security Industry since 2005. Previously, he served as President and Chief Executive Officer of The Reeves Group, (TRG) Inc., a company he founded in 1990 and divested in January 2005. TRG was the technology leader for products used in the consequence management of WMD events of a Chemical/Biological nature. Prior to the formation of TRG, Mr. Richardson served as President & Chief Executive Officer of Racal Health & Safety, a subsidiary of Racal Electronics PLC, from 1986 to 1990 and was responsible for all North American activities for Racal Health & Safety Group, PLC, a world leader in the manufacture and distribution of respiratory protection and other personal protective equipment. Prior to joining Racal, Mr. Richardson served as Director of Sales & Marketing for American Optical Corporation, Safety Products Division, from 1983 to 1984. From 1969 to 1980, he held a series of senior level positions with the Johnson & Johnson organization. Mr. Richardson currently serves on the board of directors of Trailerlogic, LLC and the Board of Advisors of Evergreen Capital LLC. Mr. Richardson is qualified to serve on our Board of Directors because of his extensive experience founding, growing and managing start-up businesses since 1990. Mr. Richardson received his Bachelor of Business Administration from St. Michael’s College and has co-authored two books for Thomas Nelson Publishers.

Fred Arena has been a director of our company since January 2008. Mr. Arena is currently the Managing Partner and Chief Operating Officer of Vision Equities LLC, an east coast commercial real estate owner and developer. In his career, he has developed or overseen the asset management of over 80 million square feet of office space. In May 2006, Mr. Arena was brought in by the board of directors of American Financial Realty Trust to create an asset and management division and to help market it for sale, which was consummated in April 2008. From 1999 to 2006, Mr. Arena served as Regional Managing Director of Commercial Real Estate for one of the Goldman Sachs Whitehall Companies. From 1993 through 1999, Mr. Arena was Senior Vice President of Asset Management and General Manager for one of the most prestigious privately owned real estate companies in the northeast. Mr. Arena began his career with Hartz Mountain Industries in the 1980s managing a 10 million square foot commercial office portfolio. Mr. Arena serves on the board of directors of the Building Owners & Managers Association (BOMA) New Jersey and is a member of its Executive Board. He is also a member of the National Association of Industrial & Office Properties (NAIOP). Mr. Arena is qualified to serve on our board of directors because of his extensive experience managing a portfolio of over ten million square feet of warehouse buildings in the northeast as well as founding an asset management company that oversaw the management of warehouses. Mr. Arena received his Bachelor of Science in Business Administration and Management from Rutgers University.

Board of Directors

Board Composition

Our certificate of incorporation, as amended, and bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. We currently have seven directors that are divided into two classes with staggered two-year terms. At each annual meeting of stockholders commencing with the meeting in 2012, the successors to the directors whose terms then expire will be elected to serve until the second annual meeting following the election. The term of office of the first class of directors, Class I, consisting of Mark Neuhof, Fred Arena and P.J. Richardson will expire at our first annual meeting of stockholders in 2012. The term of office of the second class of directors, Class II, consisting of Alan Benjamin, Richard Biele, Ailon Z. Grushkin and William C. Martin, will expire at the second annual meeting of stockholders in 2013.

Any additional directorships resulting from an increase in the number of directors will be distributed among the two classes so that, as nearly as possible, each class will consist of one-half of the directors.

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that the following directors are ‘‘independent directors’’ as defined by Rule 10A-3 promulgated under the Exchange Act: Messrs. Richardson, Neuhof and Arena.

Meetings of the Board of Directors

In 2011, the board of directors met two times, once telephonically. Each director attended at least 75% of the total number of meetings of the board of directors and all committees of the board on which such director served. Directors are encouraged, but are not required, to attend our annual meeting of stockholders.

Committees of the Board of Directors

Our board of directors currently has three standing committees: audit committee, nominating and governance committee, and a compensation committee, each of which is described below. All standing committees operate under a charter that has been approved by the board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee can be found on our Internet site www.smg-indium.com.

Audit Committee. Our Audit Committee is composed of Fred Arena (Chairman), Mark Neuhof and P.J. Richardson. All members of our audit committee are independent as defined in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee met six times during 2011. Each committee member was present for at least 75% of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee. Our Audit Committee and board of directors, respectively, each held a meeting on March 6, 2012, whereby each of the Audit Committee and the board of directors approved and adopted an Amended and Restated Audit Committee Charter, a copy of which is filed as an exhibit to this Annual Report. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee’s primary functions are:

•	assist the board of directors in monitoring the integrity of our financial statements;

•	appoint and retain the independent registered public accounting firm to conduct the annual audit and quarterly reviews of our books and records and review the firm’s independence;

•	review the proposed scope and results of the audit and discuss required communications in connection with the audit;

•	review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered;

•	review accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff;

•	meet regularly with the independent registered public accounting firm without management present;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	review, pass on the fairness of, and approve “related-party transactions” as required by and in conformance with the rules and regulations of Nasdaq or the SEC;

•	establish procedures for the identification of management of potential conflicts of interest, and must review and approve any transactions where such potential conflicts have been identified; and

•	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee. Our Compensation Committee is composed of Mr. P.J. Richardson (Chairman), Mr. Fred Arena and Mr. Mark Neuhof. All are members are independent under the NASDAQ Stock Market rules. The Compensation Committee met one time during 2011. Our Compensation Committee and board of directors, respectively, each held a meeting on March 6, 2012, whereby each of the Compensation Committee and the board of directors approved and adopted an Amended and Restated Compensation Committee Charter, a copy of which is filed as an exhibit to this Annual Report. Our compensation committee’s primary functions are:

•	review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;

•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

•	approve and oversee reimbursement policies for directors, executive officers and key employees;

•	administer our stock incentive plan;

•	review and discuss the compensation discussion and analysis prepared by management to be included in our annual report, proxy statement or any other applicable filings as required by the SEC; and

•	prepare the report of the compensation committee that SEC rules require to be included in our annual meeting proxy statement.

Nominating and Governance Committee. Our Nominating and Governance committee is composed of Messrs. P.J. Richardson (Chairman), Mark Neuhof and Fred Arena. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee met one time in 2011 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. Our Nominating and Corporate Governance Committee and board of directors, respectively, each held a meeting on March 6, 2012, whereby each of the Nominating and Corporate Governance Committee and the board of directors approved and adopted an Amended and Restated Nominating Committee Charter, a copy of which is filed as an exhibit to this Annual Report. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Richard Biele, SMG Indium Resources Ltd., 100 Park Avenue, 16th Floor, New York, New York 10017. The Nominating and Corporate Governance Committee has established nomination criteria by which board candidates are to be evaluated. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2011, we did not pay any fees to any third parties to assist in the identification of nominees. During 2011, we did not receive any director nominee suggestions from stockholders.

Our nominating and governance committee’s primary functions are:

•	identify the appropriate size, functioning and needs of and nominate members of the board of directors;

•	develop and recommend to the board of directors a set of corporate governance principles applicable to our company and review at least annually our code of conduct and ethics;

•	review and maintain oversight of matters relating to the independence of our board and committee member, in light of the independence standards of the Sarbanes-Oxley Act of 2002 and the rules of the NASDAQ Stock Market; and

•	oversee the evaluation of the board of directors and management.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2011, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Corporate Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics. The text of our Code of Conduct and Ethics, which applies to our officers and each member of our board of directors, is posted in the “Corporate Governance” section of our website, www.smg-indium.com. Our board of directors held a meeting on March 6, 2012, whereby each of the board of directors approved and adopted an Amended and Restated Code of Conduct and Ethics, a copy of which is filed as an exhibit to this Annual Report. We intend to satisfy 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website, www.smg-indium.com. A copy of our Code of Conduct and Ethics is also available in print, free of charge, upon written request to 100 Park Avenue, 16th Floor, New York, New York 10017, Attn: Richard Biele.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the CEO and other named executive officers for the fiscal years ended December 31, 2011 and 2010:

Name and principal position	Year	Salary ($) (3) (2)	Bonus ($)	Stock awards($)(1)	Option award($) (1)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (2)	Total ($)
Specialty Metals	2011	0	100,000	101,420	97,650	0	0	393,201	692,271
Group Advisors,
LLC (Manager) (2)	2010	0	0	0	0	0	0	0	0

Alan C. Benjamin	2011	0	15,000	13,830	32,550	0	0	130,384	191,764
Chief Executive
Officer (principal	2010	0	0	0	0	0	0	0	0
financial officer) (2)

Richard T. Morena	2011	15,000	0	47,200	59,400	0	0	0	121,600
Chief Financial
Officer (principal	2010	0	0	0	0	0	0	0	0
financial and
accounting officer)(3)

Mary E. Paetzold	2011	25,000	0	0	4,025	0	0	0	29,025
Chief Financial
Officer (principal	2010	0	0	0	0	0	0	0	0
financial and
accounting officer)(4)

Ailon Z. Grushkin	2011	0	45,500	46,100	32,550	0	0	130,384	254,534
President (2)	2010	0	0	0	0	0	0	0	0

Richard A. Biele	2011	0	39,500	41,490	32,550	0	0	105,383	218,923
Chief Operating
Officer (2)	2010	0	0	0	0	0	0	0	0

(1)	Shares awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 3 of notes to financial statements included herein.

(2)	Upon the successful completion of the IPO, Specialty Metals Group Advisors LLC was granted 155,000 stock options that are exercisable at $4.50 per share, vest immediately upon the closing of the IPO and expire on November 23, 2014. In June 2011, the Company awarded a bonus of $0.1 million and 22,000 fully-vested restricted shares of common stock to Specialty Metals Group Advisors LLC resulting in non-cash compensation expense of approximately $0.1 million recorded during the year ended December 31, 2011 based on the fair value at the time of the awards of $4.61 per share. The fair value was determined based on the NMV on the date of issue since the Company’s common stock was not trading separate from the units issued in the IPO. Alan C. Benjamin, Ailon Z. Grushkin, BRACK Advisors LLC, a New Jersey limited liability company controlled by Richard A. Biele, and RCM Indium LLC each own 25.00% of the Manager. However, RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Management, LLC, whose sole member is William C. Martin, does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC. Alan C. Benjamin, Ailon Z. Grushkin and Richard A. Biele, through BRACK Advisors LLC each have beneficial ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC, as indicated above.

(3)	Upon the closing of the Company’s IPO, Mr. Morena was awarded 10,000 fully vested common shares and fully vested stock options to purchase 50,000 and 30,000 shares of the Company’s common stock at exercise prices equal to $7.50 and $4.50 per share of common stock, respectively, exercisable through May 2016. Additionally, in July 2011, Mr. Morena was awarded fully vested stock options to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.75 per share expiring in July 2016. Mr. Morena was also paid cash compensation of $15 thousand in 2011. Mr. Morena resigned as chief financial officer (“CFO”) in July 2011.

(4)	In July 2011, the Company entered into an arrangement with its new CFO that provides for the Company to pay cash compensation of $50 thousand per year and to grant the CFO quarterly five-year options to acquire 2,500 shares of common stock up to an aggregate of 10,000 shares vesting at the date of grant and exercisable at the market value at the date of grant. In July 2011 and October 2011, the Company awarded its new CFO options to acquire 2,500 shares of common stock at $4.51 and $3.90 per share, respectively. The options vested immediately and expire on July 22, 2016 and October 23, 2016, respectively.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the board of directors. Except for our chief financial officer, we have no employment agreements or arrangements with our named executive officers. Messrs. Benjamin, Grushkin, Biele and Martin provide services on our behalf through the Manager and are compensated by the Manager out of the management fee paid by us to the Manager pursuant to the Management Services Agreement. We have an employment arrangement with Mary E. Paetzold, our CFO, hired in July 2011, which we have agreed to employ for a term of one year at an annual base salary of $50 thousand, to be paid quarterly in installments of $12.5 thousand.

Director Compensation

We do not pay directors, who are also members of our Manager, any additional compensation for their service as a director. We do compensate our non-employee, independent directors for their service as a director. Below we show the compensation paid to our non-employee directors in fiscal 2011.

Fiscal 2011 Director Compensation Table

The following table shows the compensation paid to our non-employee directors for their board service during the year ended 2011:

					Change in
					Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash (1)	Awards	Awards (2)	Compensation	Earnings	Compensation	Total
Fred Arena	$13,000	$-	$9,900	$-	$-	$-	$22,900
Mark Stephen Neuhof	$13,000	$-	$9,900	$-	$-	$-	$22,900
P.J. (Patrick James) Richardson	$13,000	$-	$9,900	$-	$-	$-	$22,900
William Martin (3)	$-	$-	$3,950	$-	$-	$27,050	$31,000

(1) See below ”Cash Compensation of Board of Directors.”

(2) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the determination of grant date fair value of option awards in accordance with FASB ASC Topic 718, see Note 3 of notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

(3) William C. Martin joined our board of directors in January 2010. RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Management, LLC, whose sole member is William C. Martin became a member of Specialty Metals Group Advisors LLC, the Manager, in March 2011. The other compensation represents his share of Specialty Metals Group Advisors LLC other compensation noted above under Compensation of Executive Officers.

Cash Compensation of Board of Directors

Each of the independent members of our board of directors will be paid such remuneration for their services as our board of directors may, from time to time, determine. Until otherwise determined, we anticipate paying each of our independent board members $10,000 per year and $1,000 per meeting attended in person (including committee meetings). We will also reimburse the members of our board of directors for out-of-pocket expenses for attending such meetings, and all directors will participate in the indemnification arrangements described under the Management Services Agreement, as amended.

Director Equity Compensation

On January 31, 2008, we granted, subject to the completion of the IPO, 8,333 options to purchase common stock to each of our three independent directors. The options were fully vested and exercisable at $7.50 per share, upon the completion of the IPO in May 2011 and expire in May 2016. In 2010, we agreed to grant an additional 5,000 options to purchase common stock to each of our four nonexecutive directors, contingent upon the successful completion of the IPO. These options are exercisable at $4.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. Effective with the IPO, our non-employee, independent directors participate in our 2008 Long-Term Incentive Compensation Plan, as amended. Directors are granted options to purchase 5,000 shares per annum of common stock pursuant to the 2008 Long-Term Incentive Compensation Plan. In June 2011, we granted 5,000 stock options to each of our three independent directors. The options are exercisable at $4.75 per share, vest immediately and expire in five years. William C. Martin joined our board of directors in January 2010. RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Management, LLC, whose sole member is William C. Martin became a member of Specialty Metals Group Advisors LLC, the Manager, in March 2011. As a result, William C. Martin no longer qualifies as an independent member of our board of directors. Because Mr. Martin was an independent director in 2010, he was granted stock options to purchase 5,000 shares of our common stock as described previously for the other independent directors in 2010.

Option Grants to Non-Employee Directors During 2011

During 2011, the following non-employee directors were granted options to purchase common stock under the 2008 Long-Term Incentive Compensation Plan:

	Number of shares Underlying Option Grants	Grant Date	Exercise Price
Fred Arena	8,333	5/9/2011	$7.50
	5,000	5/9/2011	$4.50
	5,000	6/16/2011	$4.75
Mark Stephen Neuhof	8,333	5/9/2011	$7.50
	5,000	5/9/2011	$4.50
	5,000	6/16/2011	$4.75
P.J.(Patrick James) Richardson	8,333	5/9/2011	$7.50
	5,000	5/9/2011	$4.50
	5,000	6/16/2011	$4.75
William Martin	5,000	5/9/2011	$4.50

Executive Officers Outstanding Equity Awards at 2011 Fiscal Year End

The table below outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our executive officers for the year ended December 31, 2011:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Specialty Metals	155,000	0	0	4.50	11/23/14	0	0	0	0
Group	300,000	0	0	4.50	05/09/16
Advisors
LLC(1)
Alan C	51,666	0	0	4.50	11/23/14	0	0	0	0
Benjamin(1)	100,000	0	0	4.50	5//09/16	0	0	0	0
Ailon Z	51,666	0	0	4.50	11/23/14	0	0	0	0
Grushkin(1)	100,000	0	0	4.50	5/09/16	0	0	0	0
Richard A	51,666	0	0	4.50	11/23/14	0	0	0	0
Biele(1)	100,000	0	0	4.50	5/09/16	0	0	0	0
Richard T	50,000	0	0	7.50	5/09/16	0	0	0	0
Morena(2)	30,000	0	0	4.50	5/09/16	0	0	0	0
	30,000	0	0	4.75	6/13/16	0	0	0	0

Mary E	2,500	0	0	4.51	7/22/16	0	0	0	0
Paetzold(3)	2,500	0	0	3.90	10/23/16	0	0	0	0

(1)	Upon the successful completion of the IPO, Specialty Metals Group Advisors LLC was granted 155,000 stock options that are exercisable at $4.50 per share, vested immediately upon the closing of the IPO and expire on November 23, 2014. Specialty Metals Group Advisors LLC also received 150,000 stock options in connection with the exchange of 75,000 shares of common stock on the IPO closing date and an additional 150,000 stock options received in connection with the exchange of our Note Payable on the IPO closing date. These 300,000 stock options are exercisable at $4.50 per share, vest immediately and expire on May 9, 2016. Alan C. Benjamin, Ailon Z. Grushkin, BRACK Advisors LLC, an entity controlled by Richard A. Biele, and RCM Indium LLC each own 25.00% of the Manager. However, RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Management, LLC, whose sole member is William C. Martin, does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC. Alan C. Benjamin, Ailon Z. Grushkin and BRACK Advisors LLC, an entity whose sole member is Richard A. Biele, each have beneficial ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC, as indicated above.

(2)	Mr. Morena was granted fully vested, five-year stock options to purchase 50,000 and 30,000 shares of our common stock at exercise prices equal to $7.50 and $4.50 per share of common stock, respectively, upon the completion of the IPO in May 2011. Additionally, Mr. Morena was awarded fully vested, five year stock options to purchase 30,000 shares of our common stock at $4.75 per share in July 2011.

(3)	In July 2011, we entered into an arrangement with Mary E. Paetzold (our CFO) that provides for us to grant her quarterly five-year options to acquire 2,500 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In July 2011 and October 2011, we awarded her options to acquire 2,500 shares of common stock at $4.51 and $3.90 per share, respectively. The options vested immediately and expire on July 22, 2016 and October 23, 2016, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,000,000	$4.87	370,001
Equity compensation plans not approved by security holders	-	-	-
Total	1,000,000	$4.87	370,001

2008 Long-Term Incentive Compensation Plan

In 2008, our board of directors adopted and our stockholders approved the 2008 Long-Term Incentive Compensation Plan. Under this plan, we may grant incentive stock options, non-qualified stock options restricted and unrestricted stock awards and other stock-based awards. The purpose of the 2008 Long-Term Incentive Compensation Plan is to provide an incentive to attract directors, officers, consultants, advisors and employees whose services are considered valuable to encourage a sense of proprietorship and to stimulate an active interest of such person in our development and financial achievements. As amended in July 2010, a maximum of 1,000,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 31, 2018. Our board of directors has authorized our compensation committee to administer our plan. In connection with the administration of our 2008 Long-Term Incentive Compensation Plan, the compensation committee, with respect to awards to be made to any person who is not one of our directors, will:

•	determine which employees and other persons will be granted awards under our 2008 Long-Term Incentive Compensation Plan;

•	grant the awards to those selected to participate;

•	determine the exercise price for options; and

•	prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

With respect to stock options or restricted stock awards to be made to any of our directors, the Compensation Committee will make recommendations to our board of directors as to:

•	which of such persons should be granted stock options, restricted stock awards, performance units or stock appreciation rights;

•	the terms of proposed grants of awards to those selected by our board of directors to participate;

•	the exercise price for options; and

•	any limitations, restrictions and conditions upon any awards.

Any grant of awards to any of directors under our 2008 Long-Term Incentive Compensation Plan must be approved by our board of directors. In addition, the compensation committee will:

•	interpret our 2008 Long-Term Incentive Compensation Plan; and
•	make all other determinations and take all other action that may be necessary or advisable to implement and administer our 2008 Long-Term Incentive Compensation Plan.

Our board may amend our Long-Term Incentive Compensation Plan at any time. However, without stockholder approval, our 2008 Long-Term Incentive Compensation Plan may not be amended in a manner that would:

•	increase the number of shares that may be issued under our 2008 Long-Term Incentive Compensation Plan;

•	materially modify the requirements for eligibility for participation in our 2008 Long-Term Incentive Compensation Plan;

•	materially increase the benefits to participants provided by our 2008 Long-Term Incentive Compensation Plan; or

•	otherwise disqualify our 2008 Long-Term Incentive Compensation Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our 2008 Long-Term Incentive Compensation Plan may not be impaired or affected by any amendment of our 2008 Long-Term Incentive Compensation Plan, without the consent of the affected grantees.

Transferability

With the exception of Non-Qualified Stock Options, awards are not transferable other than by will or by the laws of descent and distribution. Non-Qualified Stock Options are transferable on a limited basis. Restricted stock awards are not transferable during the restriction period.

Change of Control Event

The 2008 Long-Term Incentive Compensation Plan provides that in the event of a change of control the board shall have the discretion to determine whether, and to what extent to, accelerate the vesting, exercise or payment of an Award.

Termination of Employment/Relationship

Awards granted under our 2008 Long-Term Incentive Compensation Plan that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death. The board of directors or a committee of the board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the board of directors or a committee of the board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Incentive Stock Options will, however, terminate no more than three months after termination of the optionee’s employment, twelve months after termination of the optionee’s employment due to disability and three years after termination of the optionee’s employment due to death. The board of directors or a committee of the board may permit a deceased optionee’s stock options to be exercised by the optionee’s executor or heirs during a period acceptable to the board of directors or a committee of the board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

Dilution; Substitution

As described above, our 2008 Long-Term Incentive Compensation Plan will provide protection against substantial dilution or enlargement of the rights granted to holders of awards in the event of stock splits, recapitalizations, asset acquisitions, consolidations, reorganizations or similar transactions. New award rights may, but need not, be substituted for the awards granted under our 2008 Long-Term Incentive Compensation Plan, or our obligations with respect to awards outstanding under our 2008 Long-Term Incentive Compensation Plan may, but need not, be assumed by another corporation in connection with any asset acquisition, consolidation, acquisition, separation, reorganization, sale or distribution of assets, liquidation or like occurrence in which we are involved. In the event that our 2008 Long-Term Incentive Compensation Plan is assumed, the stock issuable with respect to awards previously granted under our 2008 Long-Term Incentive Compensation Plan shall thereafter include the stock of the corporation granting such new option rights or assuming our obligations under the 2008 Long-Term Incentive Compensation Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2012 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 8,832,301 shares of common stock outstanding on March 1, 2012.

	Number of	Percentage of
Name of Beneficial Owners (1)(2)	shares	common stock
Alan Benjamin (4)(7)	235,890	2.62%
Ailon Z. Grushkin (4)(8)	369,392	4.07%
Richard A. Biele (4)(9)	227,834	2.53%
Mary E. Paetzold (5)	7,500	*
William Martin (10)(14)	5,953,740	55.07%
P.J. (Patrick James) Richardson (6)	32,389	*
Fred Arena (6)	18,333	*
Mark Stephen Neuhof (6)	18,333	*

Specialty Metals Group Advisors LLC (3)(4)(14)	530,000	5.71%
Raging Capital Management LLC(11)	5,934,684	54.95%
Raging Capital Fund L.P.(11)(12)	2,118,583	21.78%
Raging Capital Fund QP, L.P.(11)(13)	3,816,101	38.52%

All officers and directors as a group (8 persons)(4)(5)(6) (7)(8)(9)(10)	6,912,607	44.04%

*	represents less than 1.0%

(1)	Unless otherwise indicated, the address of each person is SMG Indium Resources, Ltd.100 Park Ave., Suite 16, New York, New York 10017.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Includes 455,000 shares that may be acquired upon the exercise of options to purchase common stock.
(4)	Messrs. Benjamin, Grushkin, and BRACK Advisors LLC, a New Jersey limited liability company, whose sole member is Richard A. Biele, may be deemed to beneficially own the shares owned by Specialty Metals Group Advisors by virtue of their respective ownership and control of Specialty Metals Group Advisors LLC. However, RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Management, LLC, whose sole member is William C. Martin, does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC.

(5)	Includes 7,500 shares that may be acquired upon the exercise of options to purchase common stock.
(6)	Includes 18,333 shares that may be acquired upon the exercise of options to purchase common stock granted to each of the independent directors.
(7)	Includes 151,666 shares that may be acquired upon the exercise of options to purchase common stock held by Specialty Metals Group Advisors LLC
(8)	Includes 91,363 shares and 91,363 shares that may be acquired upon the exercise of common stock purchase warrants held by the AZG Tangible Assets Fund LLC and A.Z.G. Capital Corp. Profit Sharing Plan. Ailon Z. Grushkin is the Managing Member of the Managing Member of AZG Tangible Assets Fund LLC and retains 100% equity ownership in the Managing Member. Ailon Z. Grushkin is the sole beneficiary of A.Z.G. Capital Corp. Profit Sharing Plan. Also includes 151,666 shares that may be acquired upon the exercise of options to purchase common stock held by Specialty Metals Group Advisors LLC
(9)	Includes 14,056 shares and 14,056 shares that may be acquired upon the exercise of common stock purchase warrants held by Richard A. Biele IRA and 9,000 shares held by BRACK Advisors LLC, a New Jersey limited liability company whose sole member is Richard A. Biele and 151,666 shares that may be acquired upon the exercise of options to purchase common stock held by Specialty Metals Group Advisors LLC.
(10)	Includes 5,000 shares that may be acquired upon the exercise of options to purchase common stock. Includes 7,028 shares and 7,028 shares that may be acquired upon exercise of common stock purchase warrants held by William C. Martin SEP IRA, over which Mr. Martin, as a director of the Company and a member of the Manager through his control of RCM Indium LLC, has voting and investment control. Includes 3,967,542 shares and 1,967,342 shares that may be acquired by the exercise of common stock purchase warrants held by Raging Capital Fund QP, LP and Raging Capital Fund, LP. William C. Martin is the Managing Member of Raging Capital Management, LLC the General Partner of Raging Capital Fund QP, LP and Raging Capital Fund, LP. William C. Martin retains 100% equity ownership in Raging Capital Management, LLC.
(11)	Includes 3,967,342 shares and 1,967,342 shares that may be acquired upon the exercise of common stock purchase warrants held by Raging Capital Fund QP, LP and Raging Capital Fund, LP. Raging Capital Management, LLC is the General Partner of Raging Capital Fund QP, LP and Raging Capital Fund, LP.
(12)	Includes 892,958 shares that may be acquired upon the exercise of common stock purchase warrants held by Raging Capital Fund, LP
(13)	Includes 1,074,384 shares that may be acquired upon the exercise of common stock purchase warrants held by Raging Capital Fund QP, LP
(14)	RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Management, LLC, whose sole member is William C. Martin, a member of our board of directors owns 25% of Specialty Metals Group Advisors LLC. However, RCM Indium, LLC does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in during the year ended December 31, 2011, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On February 8, 2010, we entered into a common stock for option exchange with the Manager where upon consummation of our IPO (which closed in May 2011), 75,000 shares of common stock owned by the Manager were automatically converted into 150,000 common stock options exercisable at $4.50 per common share until May 2016. As a result of the exchange, the Manager currently holds 75,000 shares of common stock.

On May 10, 2011, we entered into an Amended and Restated Management Services Agreement with the Manager to govern the management and operations of our company. See ‘‘Management of SMG Indium Resources Ltd. — Management Services Agreement.’’ The members of our Manager are as follows: Ailon Z. Grushkin, our president; BRACK Advisors LLC, a New Jersey limited liability company, with the sole member being Richard A. Biele, our chief operating officer; Alan C. Benjamin, our chairman and chief executive officer and RCM Indium LLC, a Delaware limited liability company, whose members include Raging Capital Management, LLC, with the sole member being William C. Martin, our director. Specialty Metals Group Advisors LLC is managed by Ailon Z. Grushkin. Pursuant to this agreement the Manager fees during the year ended December 31, 2011 approximated $0.4 million.

On January 8, 2008, we entered into a revolving line of credit with the Manager in the aggregate amount of $0.3 million. The revolving line of credit was used to fund the deferred offering costs incurred by us in connection with our IPO. We borrowed approximately $0.3 million under the revolving line of credit. The revolving line of credit was unsecured and bore interest at the rate of 6.0% per annum. The loan was settled upon the consummation of the Company’s IPO in May 2011. Approximately $0.3 million of principal due plus accrued and unpaid interest under such revolving line of credit was automatically converted into 150,000 five-year options to purchase shares of common stock, at an exercise price of $4.50 per share.

In 2008, we agreed to grant 8,333 options to purchase common stock to each of our three independent directors and 50,000 options to Richard Morena, our former CFO, contingent upon the successful completion of the IPO. In May 2011, such options were granted upon the closing of the IPO. The options are exercisable at $7.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. On June 5, 2009, in connection with his work for us since inception, we awarded 5,000 shares of common stock to Mr. Morena.

In 2010, we agreed to grant an additional 5,000 options to purchase common stock to each of our four non-executive directors and 30,000 options our former chief financial officer, contingent upon the successful completion of the IPO. In May 2011, such options were granted upon the closing of the IPO. The options are exercisable at $4.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016.

On May 10, 2011 upon the closing of our IPO, we granted to the Manager 155,000 five-year stock options, exercisable at $4.50 per share. In June 2011, we awarded (1) 22,000 fully-vested restricted shares of common stock to the Manager resulting in non-cash compensation expense of approximately $0.1 million based on the fair value at the time of the awards and (2) $0.1 million in a cash bonus.

In June 2011, we granted an additional 5,000 stock options to each of our three independent directors and 30,000 options to our former CFO. The options are exercisable at $4.75 per share, vest immediately and expire in five years. In July 2011 and October 2011, we awarded its new CFO options to acquire 2,500 shares of common stock at $4.51 and $3.90 per share, respectively. The options vested immediately and expire on July 22, 2016 and October 23, 2016, respectively.

We recorded non-cash officers’ and directors’ compensation expense aggregating approximately $0.1 million for the above stock options during the year ended December 31, 2011.

On March 8, 2011, RCM Indium, LLC, a Delaware limited liability company, with the members include Raging Capital Management, LLC, with the sole member being William C. Martin, our director, became a member of Specialty Metals Group Advisors LLC, our Manager. RCM Indium, LLC does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC. RCM Indium, LLC shares in our Manager’s compensation. Raging Capital Management, LLC and its affiliates is our largest stockholder.

On January 5, 2012, we closed a private placement of an aggregate of 2.0 million shares of our common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for an aggregate purchase price of $7.5 million. Raging Capital Management, LLC is the general partner of Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., respectively, and collectively, the entities represent the our largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, our director and member of our Manager. We intends to use 85% of the gross proceeds, or approximately $6.4 million, from such transaction to purchase and stockpile the metal indium and 15% of the gross proceeds, or approximately $1.1 million, for general corporate purposes.

We believe that all of the transactions above were made on terms no less favorable to us than could have been obtained from unaffiliated third-parties. We will not engage in any transactions with our officers, principal stockholders, or affiliates involving purchasing, lending, or selling indium to or from us, except pursuant to the terms of our Management Services Agreement.

Traxys Projects LP, 100% owned by Traxys S.a.r.l and its wholly owned subsidiary, Traxys North America LLC, and Traxys Commodity Fund LP each invested $0.5 million in our 2009 Private Placement. This represents beneficial ownership in our Company by entities affiliated with Traxys North America LLC of 15.2% prior to our IPO, 4.3% after the IPO, and 3.2% after the 2012 Private Placement assuming they did not purchase or sell any shares in the open market since the IPO closed. We purchased an aggregate of 7.2 metric tons of indium, approximately 78.2% of our indium stockpile at that time from Traxys North America LLC utilizing proceeds from the 2009 private placement in which we expended approximately $4.6 million between December 2009 and March 2010 in 21 separate purchase orders. Traxys North America LLC is an established and reputable indium supplier. We did not and do not have any outstanding special agreements or arrangements with Traxys S.a.r.l or any of its subsidiaries including its wholly owned subsidiary, Traxys North America LLC.

Conflicts of Interest

None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities. In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. Our officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to purchase, hold and sell indium.

We have not adopted a policy that expressly prohibits our directors, officers, securityholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions in which we are involved, and may also compete with us.

Our Manager is responsible for negotiating, purchasing and stockpiling indium on our behalf. The management fee paid by us to the Manager is dependent on our NMV. In the event we raise additional capital or conduct future offerings, there is a risk that the Manager may value its own interest in the management fee more than the interest of our public stockholders, resulting in a conflict of interest, which may not necessarily be resolved in the best interest of our public stockholders.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. There is no assurance that any of the above mentioned conflicts will be resolved in our favor.

Item 14. Principal Accounting Fees and Services.

Fees for professional audit services rendered by KPMG LLP (“KPMG”) for the audit of our annual financial statements for the year ended December 31, 2011 and fees billed to us for other services rendered by KPMG are as follows:

2011

Audit Fees (1):	$100,000
Audit-Related Fees	-
Tax Fees:	10,000
All Other Fees	-

Total	$110,000

(1)	Audit fees include fees for audit work and services performed in the review of the financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consulting services regarding financial accounting and/or reporting standards.

The Audit Committee of the board of directors has established its preapproval policies and procedures, pursuant to which the Audit Committee approved the forgoing audit and tax services provided by KPMG. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed fee estimates for these services. Pursuant to these procedures, the Audit Committee approved the foregoing audit and tax services provided by KPMG.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Certificate of Incorporation(1)
3.2	Certificate of Amendment to the Certificate of Incorporation filed on April 1, 2008(1)
3.3	Certificate of Amendment to the Certificate of Incorporation filed on November 23, 2009(1)
3.4	Certificate of Amendment to the Certificate of Incorporation filed on November 3, 2010(5)
3.5	Form of Amended and Restated Certificate of Incorporation(5)
3.6	Amended and Restated Bylaws(6)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Form of Warrant Agreement(6)
4.5	Form of Unit Option Purchase Agreement(6)
4.6	2008 Long-Term Incentive Compensation Plan(1)

10.1	Form of Amended and Restated Management Services Agreement(6)
14.1	Amended and Restated Corporate Code of Conduct and Ethics

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter

99.3	Amended and Restated Compensation Committee Charter

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

(1) Previously filed as an exhibit to Form S-1 on April 7, 2010.

(2) Previously filed as an exhibit to Amendment No. 1 to Form S-1 on June 4, 2010.

(3) Previously Filed as an exhibit to Amendment No. 2 to Form S-1 on July 9, 2010.

(4) Previously filed as an exhibit to Amendment No. 3 to Form S-1 on July 14, 2010.

(5) Previously filed as an exhibit to Amendment No. 4 to Form S-1 on December 15, 2010.

(6) Previously filed as an exhibit to Amendment No. 5 to Form S-1 on March 10, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMG INDIUM RESOURCES LTD.

Date: March 23, 2012	By:	/s/ Alan Benjamin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Alan Benjamin	Chairman, Chief Executive Officer and Director	March 23, 2012
Alan Benjamin	(Principal Executive Officer)

/s/ Mary E. Paetzold	Chief Financial Officer	March 23, 2012
Mary E. Paetzold	(Principal Financial and Accounting Officer)

/s/ Ailon Z. Grushkin	President and Director	March 23, 2012
Ailon Z. Grushkin

/s/ Richard A. Biele	Chief Operating Officer and Director	March 23, 2012
Richard A. Biele

/s/ P.J. Richardson	Director	March 23, 2012
P.J. Richardson

/s/ Fred Arena	Director	March 23, 2012
Fred Arena

/s/ Mark S. Neuhof	Director	March 23, 2012
Mark S. Neuhof

/s/ William C. Martin	Director	March 23, 2012
William C. Martin

Report of Independent Registered Public Accounting Firm

The Board of Directors

SMG Indium Resources Ltd.:

We have audited the accompanying balance sheet of SMG Indium Resources Ltd. (the Company) as of December 31, 2011 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMG Indium Resources Ltd. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SMG Indium Resources Ltd.

We have audited the accompanying balance sheet of SMG Indium Resources Ltd. (the "Company") as of December 31, 2010 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMG Indium Resources Ltd. as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31. 2010 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, not presented herein, to the financial statements appearing as an exhibit to the Company’s amendment 5 to Form S-1 filed on March 10, 2011, the Company has no present revenue. Further, the Company completed a Private Placement Offering which requires the Company to complete an initial public offering (IPO) by November 24, 2011. If the IPO is not completed by November 24, 2011, the Company would be forced into liquidation and hence the Company's business plan is directly dependent upon the completion of an IPO. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Notes 1 and 4, not presented herein, to the financial statements appearing as an exhibit to the Company’s amendment 5 to Form S-1 filed on March 10, 2011. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Marcum LLP

New York. NY

March 10, 2011

SMG INDIUM RESOURCES LTD.

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,536,331	$693,940
Prepaid expenses and other current assets	23,704	3,077
Total Current Assets	3,560,035	697,017

Cash and cash equivalents restricted for indium purchases	2,700,781	-
Inventory - indium	18,998,756	4,591,016
Equipment, net of accumulated depreciation	929	-
Total Assets	$25,260,501	$5,288,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager fee of $88,228 in 2011	$195,696	$10,463
Note payable to Manager - related party	-	265,000
Accrued interest payable - Manager - related party	-	45,778
Total Current Liabilities	195,696	321,241

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Class A common stock - $.001 par value; authorized - 0 shares and 2,000,000 shares at December 31, 2011 and 2010, respectively; issued and outstanding - 0 shares and 1,163,600 shares at December 31, 2011 and 2010, respectively	-	1,164
Common stock - $.001 par value; authorized 40,000,000 shares and 5,000,000 shares at December 31, 2011 and 2010, respectively; issued and outstanding 6,832,301 shares and 155,000 shares at December 30, 2011 and 2010, respectively	6,833	155
Additional paid-in capital	32,598,678	5,373,771
Accumulated deficit	(7,540,706)	(408,298)
Total Stockholders' Equity	25,064,805	4,966,792
Total Liabilities and Stockholders' Equity	$25,260,501	$5,288,033

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Operating Costs:
Inventory-indium write-down	$3,254,874	$-
Operating expenses-Manager-related party	691,171	-
Officers and directors compensation expense	233,275	-
Other operating expenses	615,095	38,022
Total Operating Costs	4,794,415	38,022

Other expense (income):
Interest expense - Manager-related party	5,300	16,120
Interest income	(27,062)	-
Net Loss	(4,772,653)	(54,142)

Preferential Dividend to Class A Common Stockholders	(2,359,755)	-

Net Loss Applicable to Common Stockholders	$(7,132,408)	$(54,142)

Net Loss per Common Share - Basic and Diluted	$(1.61)	$(0.35)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,443,019	155,000

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Class A Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2009	1,003,600	$1,004	155,000	$155	$4,829,341	$(354,156)	$4,476,344
Issuance of Class A common stock and warrants at $5.00 per share for cash, net of offering expenses	160,000	160	-	-	544,430	-	544,590
Net loss	-	-	-	-	-	(54,142)	(54,142)
Balance at December 31, 2010	1,163,600	1,164	155,000	155	5,373,771	(408,298)	4,966,792
Awards of stock options to	-	-	-	-	-	-	-
officers and directors	-	-	-	-	97,075	-	97,075
Exchange of Manager-related party note payable for stock options	-	-	-	-	316,078	-	316,078
Exchange by Manager-related party of shares of common stock for stock options	-	-	(75,000)	(75)	75	-	-
Issuance of common stock and warrants in IPO at $5.00 per unit, net	-	-	5,084,750	5,085	24,207,258	-	24,212,343
Conversion of Class A common stock for shares of common stock	(1,163,600)	(1,164)	1,163,600	1,164	-	-	-
Preferential dividend of units to Class A common stockholders in connection with IPO	-	-	471,951	472	2,359,283	(2,359,755)	-
Awards of common stock to officers			10,000	10	47,190	-	47,200
Award of common stock to Manager-related party			22,000	22	100,298	-	100,320
Award of stock options to Manager-related party	-	-	-	-	97,650	-	97,650
Net loss	-	-	-	-	-	(4,772,653)	(4,772,653)
Balance at December 31, 2011	-	$-	6,832,301	$6,833	$32,598,678	$(7,540,706)	$25,064,805

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010

Cash flow from operating activities:
Net loss	$(4,772,653)	$(54,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of inventory	3,254,874	-
Non-cash compensation to officers and directors	144,275	-
Non-cash compensation to Manager-related party	197,970	-
Accrued interest to Manager - related party	5,300	16,120
Depreciation	83	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(20,627)	-
Increase in cash and cash equivalents restricted for indium purchases	(2,700,781)	-
Increase in inventory - indium	(17,662,614)	(3,419,963)
Increase in accounts payable and accrued expenses	185,233	2,107
Net cash used in operating activities	(21,368,940)	(3,455,878)

Cash flow from investing activities:
Purchase of equipment	(1,012)	-
Net cash used in investing activities	(1,012)	-

Cash flow from financing activities:
Proceeds from IPO and overallotments, net	24,212,343	(255,410)
Proceeds from sale of Class A common stock, net	-	800,000
Net cash provided by financing activities	24,212,343	544,590

Net increase (decrease) in cash and cash equivalents	2,842,391	(2,911,288)
Cash and cash equivalents, at beginning of period	693,940	3,605,228
Cash and cash equivalents, at end of period	$3,536,331	$693,940

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business and Basis of Presentation

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of Delaware on January 7, 2008. On April 2, 2008, the Company changed its name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. The Company operates a single-segment business whose primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. Effective with the quarter ended June 30, 2011, the Company is an operating company and is no longer considered a development stage company. At its discretion and based on market conditions, the Company may subsequently lend or sell some, or all, of its indium stockpile to cover annual operating expenses. The Company’s common shares represent an indirect interest in the physical indium it owns.

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

The NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee and the number of IPO units that the Class A stockholders received upon the completion of the IPO. The NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. for the month, plus cash and other Company assets, less any liabilities. At December 31, 2011 and 2010, the Company’s management calculated the NMV of the Company to be approximately $25.7 million and $5.5 million, respectively. At December 31, 2011 and 2010, the excess of the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved), over the historical book value was approximately $0.6 million in both years.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business and Basis of Presentation-(continued)

The Company’s business strategy is to purchase and stockpile indium in order to achieve long-term appreciation in the value of its indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. The Company was required to use at least 85% of the net proceeds of the IPO to purchase and stockpile already processed and mined indium ingots within 18 months of consummating the IPO. As of March 1, 2012, the Company satisfied its obligation and expended or contracted to expend the 85% required by the IPO. The Company’s indium is insured and physically stored in a facility located in New York. In the future, the Company’s indium may be stored in other facilities in the United States, Canada, the Netherlands and/or the United Kingdom.

Indium is a raw material used in a number of consumer electronics applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation of indium inventory, share-based compensation, income tax, and revenue recognition. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Upon the closing of the IPO, the Company classified 85% of the net proceeds from the IPO as noncurrent restricted cash and cash equivalents designated for the purchase of indium, which is a noncurrent asset. The balance sheet at December 31, 2011 includes restricted cash of approximately $2.7 million, representing the Company’s remaining commitment to purchase indium at December 31, 2011 in order to utilize 85% of the net proceeds from the IPO.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies, continued

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. Cost is determined using the specific-identification method. The stockpile of the physical metal indium is classified as noncurrent as the Company does not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other-than-temporary, the Company will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. At December 31, 2011, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down of approximately $3.3 million.

Basic and Diluted Earnings (Loss) per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury-stock method and convertible stock using the if-converted method. If anti-dilutive, the effect of outstanding warrants and options is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the years ended December 31, 2011 and 2010, the basic and diluted net loss per share are based upon a weighted average number of shares outstanding of 4,443,019 and 155,000, respectively. For the year ended December 31, 2011, the number of common shares potentially issuable upon the exercise of certain (1) warrants was 6,998,101, (2) options was 629,999 and (3) unit purchase options (“UPOs”) was 240,000. For the year ended December 31, 2010, there were 1,201,400 shares of common stock potentially issuable upon the exercise of warrants. These potentially issuable shares have been excluded from the computation of the diluted EPS since the effect would be anti-dilutive. Also, for the year ended December 31, 2010, 1,163,600 shares of Class A common stock were excluded from the calculation of dilutive EPS since the effect would be anti-dilutive.

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

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Revenue Recognition, continued

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

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized, must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s history of operating losses. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which the Company must record a liability.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded noncash charges for SBP of approximately $0.3 million for the year ended December 31, 2011, of which approximately $0.2 million is included in operating expenses-Manager related party.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements, continued

There was no share-based compensation recorded prior to 2011. The fair value of each option granted during 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions in the following table:

Year ended
December 31, 2011
Expected dividend yield	0%
Expected option term (years)	5
Expected volatility	19%
Risk-free interest rate	.87-1.57%

The weighted average fair value at the date of grant for options granted during the year ended December 31, 2011 was $0.69 per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), and (ii) is index to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) is not indexed to the Company’s common stock. The Company assesses classification of its equity classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through December 31, 2011.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At December 31, 2011, the Company had cash on deposit (inclusive of restricted cash) of approximately $6.0 million in excess of federally insured limits of $250,000.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accrued expenses, and other liabilities, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount is based on lower of cost or market calculated on a specific identification method with market being determined by the value of indium published by Metal Bulletin as posted on Bloomberg L.P. (a level 2 fair value measurement). The carrying amount of notes payable at December 31, 2010 approximates fair value due to the length of the maturity of the underlying note and the interest rate, which is comparable to market rates currently available to the Company.

Equipment

Equipment is stated at cost and depreciated on a straight-line basis over the estimated useful life of three years.

Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

•	In May 2011, the Company issued 150,000 stock options to acquire shares of the Company’s common stock at $4.50 per share to the Manager, a related party, in repayment of the approximately $0.3 million owed under the revolving line of credit including the accrued interest - see Note 4.
•	In May 2011, the Manager, a related party, exchanged 75,000 shares of common stock for fully vested options to acquire 150,000 shares of common stock at $4.50 per share expiring in May 2016. The 75,000 shares of common stock were retired - see Note 4.
•	In May 2011, the Company’s Class A Common Stockholders converted 1,163,600 shares of Class A common stock outstanding for 1,635,551 common shares including 471,951 shares representing an adjustment required as a result of the consummation of the IPO. Such adjustment resulted in a non-cash preferential stock dividend of approximately $2.4 million - see Note 3.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statements.

Note 3 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2011 and 2010, there were no outstanding preferred shares. For a period of one year after the effectiveness of the IPO, the Company will not offer preferred stock to any of its promoters (including the Company’s officers, directors and the Manager, a related party) except on the same terms as it is offered to all other existing or new stockholders. In addition, a majority of the Company’s independent directors that do not have an interest in the transaction shall approve any offering of preferred stock and have access, at the Company’s expense, to its counsel or independent counsel. Any document relating to an offering of preferred stock by the Company will disclose whether the dividends on the preferred stock are cumulative, the risk of failure to declare or pay dividends on the preferred stock and the equity characteristics of any convertible preferred stock being offered to investors.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity, continued

Class A Common Stock

In 2009 and 2010, the Company raised aggregate net proceeds of approximately $5.6 million from the sale of an aggregate of 1,163,600 units in a private placement. A unit consisted of one share of Class A common stock and one warrant to purchase one share of common stock at an exercise price of $5.75 per share. The warrants became exercisable immediately after the IPO and expire in May 2016. The Class A Common Stockholders converted all of their Class A common stock into common stock immediately prior to the IPO. The Class A Common Stockholders were entitled to an adjustment reflecting: (i) the 20% increase in shares of common stock and warrants associated with the failure to complete an IPO within a certain timeframe, plus (ii) the NMV adjustment (“Further Adjustment” shares) which is computed by multiplying the number of kilograms of indium held by the Company by the average spot price (see * below) for indium published by Metal Bulletin as posted on Bloomberg L.P., plus cash and other assets, less any liabilities. The Company issued an additional 471,951 shares of common stock and warrants with an exercise price of $5.75 per share to the Class A Common Stockholders in connection with the IPO that was accounted for as a non-cash preferential dividend of approximately $2.4 million. The additional shares of common stock and warrants were valued using the IPO price of $5.00 per unit, as the terms of the warrants were the same as the IPO warrants.

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

NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity – (continued)

Common Stock

On May 4, 2011, the Company amended its Certificate of Incorporation to extend the life of the Company to perpetuity. In addition, it increased the number of authorized common stock from 5,000,000 shares to 40,000,000 shares.

The Company completed its IPO pursuant to a Registration Statement that was declared effective May 4, 2011. The Company sold an aggregate of 5,084,750 units, including the partial exercise of the underwriters’ overallotment option, at a price of $5.00 per unit for aggregate net proceeds of approximately $24 million after deducting underwriting discounts and commissions of and offering expenses aggregating approximately $1.5 million. Of those expenses approximately (1) $1.2 million has been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital during the year ended December 31, 2011 and (2) $0.3 million was recorded at December 31, 2010. Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Of the total net proceeds, approximately $20.4 million was committed to be used to purchase and stockpile indium and approximately $3.6 million was used for general working capital purposes. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. The warrants also contain a call feature that permits the Company to redeem the warrants at a price of $0.01 per warrant at any time after the warrants become exercisable, upon providing at least 30 days advance written notice of redemption and if, and only if, the last sales price of the Company’s common stock equals or exceeds $8.00 per share for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption. In addition, the Company may not redeem the warrants unless the warrants comprising the units sold in the IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date scheduled for the redemption. If the foregoing conditions are satisfied and the Company calls the warrants for redemption, each warrant holder shall then be entitled to exercise their warrants prior to the date scheduled for redemption. The redemption provisions for the Company’s warrants have been established at a price that is intended to avail to the warrant holders a premium in the market price as compared to the initial exercise price. There can be no assurance, however, that the price of the common stock will exceed either the redemption price of $8.00 or the warrant exercise price of $5.75 after the Company calls the warrants for redemption.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity – (continued)

Common Stock, continued

The Company also issued a UPO to the underwriters or their designees for 240,000 units. The underwriters paid $100 for the UPO, which is included in the net proceeds from the IPO in the Company’s statement of changes in stockholders’ equity for the year ended December 31, 2011. The UPO allows the underwriters to purchase units at an exercise price of 110% of the price per unit in the IPO (or $5.50 share) commencing one year from May 4, 2011 and expiring in May 2015. The associated warrants in connection with this UPO are exercisable at $5.75. The Company accounted for the fair value of this purchase option as an expense of the IPO resulting in a charge directly to additional paid-in capital. The Company engaged the underwriters as its exclusive advisors with respect to the solicitation of the exercise of the warrants and, subject to applicable Financial Industry Regulatory Authority rules, shall pay the underwriters a fee equal to 5% of the gross proceeds, if any, received from the exercise of such warrants for a period of twelve months from May 4, 2011.

Equity Compensation Plan

In January 2008, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. On July 7, 2010, the Company’s board of directors authorized an increase from 550,000 shares of common stock to 1,000,000 shares of common stock to be reserved for issuance pursuant to the Plan. On April 19, 2011, prior to the consummation of the IPO, such increase was submitted and approved by the stockholders. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors. Options granted to date have vested immediately and expire in five years. At December 31, 2011, there were 370,001 options available under the plan for future grants.

Stock Options

In 2008, the Company agreed to grant 8,333 options to purchase common stock to each of the Company’s three independent directors and 50,000 options to the Company’s Chief Financial Officer, contingent upon the successful completion of the IPO. The options are exercisable at $7.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. The Company estimated the fair value of these options upon the closing of the IPO at $0.15 per share using the Black-Scholes-Merton option pricing model.

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

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity – (continued)

Stock Options, continued

In June 2011, the Company agreed to grant an additional 5,000 stock options to each of the Company’s three independent directors and 30,000 options to the Company’s CFO. The options are exercisable at $4.75 per share, vest immediately and expire in five years. The Company estimated that the fair value of the director’s and CFO options are $0.94 per share using the Black-Scholes-Merton option pricing model. In July 2011 and October 2011, the Company awarded its new CFO options to acquire 2,500 shares of common stock at $4.51 and $3.90 per share, respectively. The options vested immediately and expire on July 22, 2016 and October 23, 2016, respectively. The Company estimated the fair value of the options at $0.84 and $.75 per share using the Black-Scholes-Merton option pricing model.

The Company recorded non-cash officers’ and directors’ compensation expense aggregating approximately $0.1 million for the above stock options during the year ended December 31, 2011.

Upon the successful completion of the IPO, the Manager, a related party, was granted 155,000 stock options that are exercisable at $4.50 per share, vesting immediately upon the closing of the IPO and expire on November 23, 2014. The Company valued these options at $0.63 per share using the Black-Scholes-Merton option pricing model and resulted in non-cash compensation expense of approximately $0.1 million recorded as operating expenses-Manager – related party during the year ended December 31, 2011.

Further, the Manager, a related party, also received 150,000 stock options in connection with the exchange of 75,000 shares of common stock on the IPO closing date and an additional 150,000 stock options received in connection with the exchange of the Company’s Note Payable on the IPO closing date. These 300,000 stock options are exercisable at $4.50 per share, vest immediately and expire on May 9, 2016. The exchange of (1) the stock options for common stock resulted in an adjustment to retire the common stock, and (2) the Note Payable and related interest was recorded as an equity transaction in the accompanying statement of changes in stockholders’ equity for the year ended December 31, 2011. No gain was recognized on either exchange because the Manager is a related party.

Summary stock option information for the year ended December 31 is as follows:

Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2010	-	-	-	-
Granted	629,999	$3,069,768	$3.90-7.50	$4.87
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Expired	-	-	-	-
	629,999	$3,069,768	$3.90-7.50	$4.87

The weighted average grant date fair value was $0.69 and the weighted average remaining contractual life is 4.3 years for stock options granted in 2011.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity – (continued)

Stock Options, continued

At December 31, 2011, all options were exercisable. The options have a weighted average remaining contractual life of 4.28 years and an aggregate intrinsic value of approximately $1 thousand at December 31, 2011. Intrinsic value is the amount by which the quoted market price of the Company’s common stock was in excess of the exercise price.

Stock Awards

In June 2011, the Company awarded 22,000 and 10,000 fully-vested restricted shares of common stock to the Manager, a related party and one of the Company’s officers resulting in non-cash compensation expense of approximately $0.1 million and $47 thousand, respectively, recorded during the year ended December 31, 2011 based on the fair value at the time of the awards of $4.61 per share and $4.72 per share, respectively. The fair value was determined based on the NMV on the date of issue since the Company’s common stock was not trading separate from the units issued in the IPO.

Warrants

As of December 31, 2011, the Company has outstanding warrants exercisable for 6,998,101 shares of the Company’s common stock including 240,000 warrants underlying the UPO not yet exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO which expire on May 4, 2015.

Note 4 — Related-Party Transaction

The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, President and Director; BRACK Advisors LLC, an entity controlled by Richard A. Biele, Chief Operating Officer and Director; Alan C. Benjamin, Chairman and Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. SMG Advisors is managed by Ailon Z. Grushkin. The Manager’s financial statements are not consolidated with those of the Company. Pursuant to the MSA, the Manager is responsible for: (i) purchasing and selling indium, (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase and sale, (iii) arranging for the storage of indium, (iv) preparing a report on the NMV of the Company’s common stock, (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and board of directors and (vi) managing the general business and affairs of the Company. Upon the initial closing of the minimum funds sought in connection with the private placement, the Company issued to the Manager, subject to the completion of the IPO options exercisable for 155,000 shares of common stock at an exercise price of $4.50 per share. The options expire on November 23, 2014.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Related-Party Transaction – (continued)

The MSA has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on its NMV beginning upon the successful completion of the IPO. Such Manager fees aggregated approximately $0.4 million during the year ended December 31, 2011. In addition, the manager received a cash bonus of $0.1 million and non-cash compensation for stock awards and stock options aggregating approximately $0.2 million during the year ended December 31, 2011.

On January 8, 2008, the Company entered into a revolving line of credit with the Manager in the aggregate amount of $0.3 million (the “Revolver"). The line of credit was used to fund the offering costs incurred by the Company in connection with its attempt to go public in 2008. The Company borrowed approximately $0.2 million under the line of credit. On January 25, 2010, the Company amended its revolving line of credit as follows: the maturity date was amended to be due and payable on the earlier of (a) the date the Company completes an IPO; (b) the date of a dissolution, liquidation, winding up or insolvency proceeding commenced by or on behalf of the Company in the event the Company does not complete the IPO; or (c) November 24, 2011. On May 10, 2011, the Company completed its IPO, and such amount due to the Manager was automatically converted into 150,000 common stock options, which were immediately vested, are exercisable at $4.50 per share and expire on May 9, 2016. In connection with this conversion, the Company recorded additional paid-in capital for the aggregate value of the accrued interest and the amount borrowed under the line of credit of approximately $0.3 million, no gain was recorded on this transaction because the Manager is a related party.

On May 10, 2011, the Company completed its IPO, and 75,000 shares of common stock owned by the Manager were automatically converted into 150,000 common stock options, which were immediately vested, are exercisable at $4.50 per share and expire on May 9, 2016 (see Note 3).

In September 2011, the Company engaged a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter of which $10 thousand was paid in 2011.

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

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Income Taxes

The components of income taxes are as follows, in thousands:

	Year Ended December 31,
	2011	2010
Current	$-	$-

Deferred	1,889	39

Valuation Allowance	(1,889)	(39)

Income tax expense (benefit)	$-	$-

Reconciliation between the benefit for income taxes, computed by applying the statutory federal income tax rate of 34% to net loss before income taxes, and the actual benefit for income taxes follows:

	Year Ended December 31,
	2011	2010

Federal income tax provision at statutory rates	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(5.2)%	(5.2)%
Change in valuation allowance	39.2%	39.2%
Effective rate	0%	0%

Components of deferred tax asset are as follows, in thousands:

	December 31,
Deferred tax assets:	2011	2010
Net operating tax loss carryforwards	$1813	$21
Expenses not currently deductible	76	18
Total	1,889	39
Valuation allowance	(1,889)	(39)
Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2011 and 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate principally to stock compensation expenses. At December 31, 2011, the Company has available net operating loss carry forwards for federal and state income tax reporting purposes of approximately $4.6 million. The Federal and state net operating loss carryforwards begin to expire in 2028. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing equity transactions, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Income Taxes, continued

At December 31, 2011, the Company did not have any unrecognized tax benefits. All of the Company’s federal and state income tax returns, beginning in 2008, are subject to audit for those tax years.

Note 6 — Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses consist of the following, in thousands:

	December 31,
	2011	2010
Accounts payable to Manager-related party	$88	$-
Accrued professional services	61	-
Franchise tax accrual	38	-
Other	9	10
	$196	$10

Note 7 — Commitments and Contingencies

Management Services Agreement (“MSA”)

As described in Note 4, the Company entered into the MSA, as amended and restated on May 10, 2011, with the Manager, a related party. The MSA has an initial term of five years with options to renew upon mutual agreement between the parties. The Company is required to pay the Manager a fee of 2% per annum of the monthly NMV, as previously defined, beginning with the closing of the IPO.

Indium Purchase Commitments

Through March 1, 2012, the Company has purchased and taken delivery of a total of approximately 5,000 kilograms of indium pursuant to purchase orders entered into after December 31, 2011. The Company expended approximately $2.6 million paying an average purchase price of $527 per kilogram. The Company has future commitments to purchase an additional 2,000 kilograms of indium for which it has ordered, but not yet received or paid for. The value of these purchase commitments are approximately $1.01 million or $520 per kilogram. These purchases and commitments to purchase are not included in indium inventory nor included in accounts payable at December 31, 2011.

Director and Executive Compensation

In July 2011, the Company entered into an arrangement with its new chief financial officer (“CFO”) that provides for an annual base compensation of $50 thousand to be paid quarterly. Further, the Company will grant the CFO quarterly five-year options to acquire 2,500 shares of common stock up to an aggregate of 10,000 shares vesting at the date of grant and exercisable at the market value at the date of grant. In June 2011, the compensation committee of the board of directors approved the payment of $10 thousand per year to each of the nonexecutive board members and $1 thousand to such directors for each meeting attended in person. In September 2011, the Company engaged a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Commitment and Contingencies – (continued)

The Company’s board of directors approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the board of directors approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party if the Company can successfully lists its common stock on a major exchange.

Note 8 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements other than mentioned below.

On January 5, 2012, the Company closed a private placement of an aggregate of 2.0 million shares of its common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for an aggregate purchase price of $7.5 million. Raging Capital Management, LLC is the general partner of Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., respectively, and collectively, the entities represent the Company’s largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, a member of the Company’s board of directors and, through his control of RCM Indium, LLC, a member of our Manager, Specialty Metals Group Advisors LLC. The Company intends to use 85% of the gross proceeds, or approximately $6.4 million, from such transaction to purchase and stockpile indium and 15% of the gross proceeds, or approximately $1.1 million, for general corporate purposes.

Subsequent to December 31, 2011, the Company purchased and took delivery of approximately 5000 kilograms of indium at $527 per kilogram for an aggregate purchase price of approximately $2.6 million. Such amounts are not included in indium inventory at December 31, 2011 See note 7 for indium purchase commitments for which the indium has not been received or paid for as of March 1, 2012.

