Form 10-Q
period 2012-03-31
SMG Indium Resources Ltd.
filed 2012-05-08
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 2, 2012 was 8,832,301.

 SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

 SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$10,781,836	$3,536,331
Prepaid expenses and other current assets	12,624	23,704
Total Current Assets	10,794,460	3,560,035

Cash and cash equivalents restricted for indium purchases	77,785	2,700,781
Inventory - indium	21,133,766	18,998,756
Equipment, net of accumulated depreciation	846	929
Total Assets	$32,006,857	$25,260,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related party fee of
$165,088 and $88,228 at March 31, 2012 and December 31, 2011, respectively	$238,736	$195,696
Total Current Liabilities	238,736	195,696

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.001 par value; 1,000,000 shares authorized; 0 shares
issued and outstanding	-	-
Common stock - $.001 par value; authorized 40,000,000 shares at March 31, 2012 and December 31, 2011; issued and outstanding 8,832,301 shares and 6,832,301 shares at March 31, 2012 and December 31, 2011,
respectively	8,833	6,833
Additional paid-in capital	40,095,903	32,598,678
Accumulated deficit	(8,336,615)	(7,540,706)
Total Stockholders' Equity	31,768,121	25,064,805
Total Liabilities and Stockholders' Equity	$32,006,857	$25,260,501

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Operating Costs:
Inventory - indium write - down	$508,040	$-
Operating expenses - Manager - related party	165,088	-
Officers and directors compensation expense	29,225	-
Other operating expenses	121,441	177,432
Total Operating Costs	823,794	177,432

Other expense (income):
Interest expense - Manager - related party	-	3,975
Interest income	(7,825)	-
Other income	(20,060)	-
Net Loss	$(795,909)	$(181,407)

Net Loss per Common Share - Basic and Diluted	$(0.09)	$(1.17)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,744,389	155,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2011	6,832,301	$6,833	$32,598,678	$(7,540,706)	$25,064,805
Issuance of common stock in a private
placement, net	2,000,000	2,000	7,495,500	-	$7,497,500
Award of stock options to officer	-	-	1,725	-	$1,725
Net loss	-	-	-	(795,909)	$(795,909)
Balance at March 31, 2012	8,832,301	$8,833	$40,095,903	$(8,336,615)	$31,768,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash flow from operating activities:
Net loss	$(795,909)	$(181,407)
Adjustments to reconcile net loss to net cash used in
operating activities:
Write - down of inventory-indium	508,040	-
Non - cash compensation to officer	1,725	-
Accrued interest to Manager - related party	-	2,606
Depreciation	83	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	11,080	-
Decrease in cash and cash equivalents restricted for indium purchases	2,622,996	-
Increase in inventory - indium	(2,643,050)	-
Increase in accounts payable and accrued expenses	43,040	1,369
Net cash used in operating activities	(251,995)	(177,432)

Cash flow from financing activities:
Proceeds from private placement of common stock, net	7,497,500	-
Net cash provided by financing activities	7,497,500	-

Net increase (decrease) in cash and cash equivalents	7,245,505	(177,432)
Cash and cash equivalents, at beginning of period	3,536,331	693,940
Cash and cash equivalents, at end of period	$10,781,836	$516,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

 SMG INDIUM RESOURCES LTD.

   NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. On April 2, 2008, the Company changed its name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. The Company operates a single-segment business whose primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. Effective with the quarter ended June 30, 2011, the Company is an operating company and is no longer considered a development-stage company. At its discretion and based on market conditions, the Company may subsequently lend or sell some, or all, of its indium stockpile to cover annual operating expenses. The Company’s common shares represent an indirect interest in the physical indium it owns.

To assist in the purchase of indium, the Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The primary responsibilities of the Manager are: (i) purchasing, lending and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase and sale of indium; (iii) arranging for the storage of indium; (iv) preparing a biweekly report on the net market value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and board of directors; and (vi) managing the general business affairs of the Company. The MSA has an initial term of five years with options to renew upon mutual agreement between the parties. Pursuant to the terms of the MSA, the Company is required to pay the Manager a fee of 2% per annum of the monthly NMV beginning in May 2011 upon the completion of the Company’s Initial Public Offering (“IPO”); see Note 4. Since the Company was not obligated to pay any fees prior to the IPO, no fees were paid or accrued to the Manager prior to May 2011.

The NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee and the number of IPO units that the Class A stockholders received upon the completion of the IPO. The NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. for the month, plus cash and other Company assets, less any liabilities. At March 31, 2012 and December 31, 2011, the Company’s management calculated the NMV of the Company to be approximately $32.3 million and $25.7 million, respectively. At March 31, 2012 and December 31, 2011, the excess of the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved)) over the historical book value was approximately $0.6 million in both periods.

The Company’s business strategy is to purchase and stockpile indium in order to achieve long-term appreciation in the value of its indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. The Company was required to use at least 85% of the net proceeds of the IPO to purchase and stockpile already processed and mined indium ingots within 18 months of consummating the IPO. As of March 31, 2012, the Company satisfied its obligation and expended or contracted to expend the 85% required by the IPO. The Company’s indium is insured and physically stored in a facility located in New York. In the future, the Company’s indium may be stored in other facilities in the United States, Canada, the Netherlands and/or the United Kingdom.

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

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation – (continued)

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S.GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the interim unaudited condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2011 has been derived from the Company’s 2011 audited financial statements included in the Company’s 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any interim period.

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

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. Cost is determined using the specific-identification method. The stockpile of the physical metal indium is classified as noncurrent as the Company does not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other – than - temporary, the Company will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. During the quarter ended March 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down of approximately $0.5 million. There was no such write-down during the first quarter of 2011. The spot price of indium on May 2, 2012 was $540 per kilogram which is lower than the spot price on March 31, 2012 of $550 per kilogram. If the spot price of indium does not recover to $550 per kilogram by June 30, 2012, the Company will be required to take an additional write-down in the second quarter of 2012.

Basic and Diluted Earnings (Loss) per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Basic and Diluted Earnings (Loss) per Share, con’t

warrant, using the treasury - stock method and convertible stock using the if-converted method. If antidilutive, the effect of outstanding warrants and options is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three months ended March 31, 2012 and 2011, the basic and diluted net loss per share are based upon a weighted average number of shares outstanding of 8,744,389 and 155,000, respectively. For the three months ended March 31, 2012, the number of common shares potentially issuable upon the exercise of certain (1) warrants was 6,998,101, (2) options was 632,499 and (3) unit purchase options (“UPOs”) was 240,000. For the three months ended March 31, 2011, there were 1,201,400 shares of common stock potentially issuable upon the exercise of warrants. There were no outstanding options in the first quarter of 2011. These potentially issuable shares have been excluded from the computation of the diluted EPS for both periods since the effect would be antidilutive. Also, for the three months ended March 31, 2011, 1,163,600 shares of Class A common stock were excluded from the calculation of dilutive EPS since the effect would be antidilutive.

Revenue Recognition

The stockpile of indium may be used from time to time for “direct sales” and/or “lending” transactions. Under a “direct sale” transaction, the Company would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. The Company may also elect to enter into a lending transaction. In indium lending transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction.

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

The Company accounts for any USPA transaction on a combined basis (sale and purchase) and will evaluate whether, and in what period, income may be recognized based on the specific terms of any arrangements. The Company will disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations

Income Taxes

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

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements, con’t

options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded noncash charges for SBP of approximately $2 thousand for the three months ended March 31, 2012. There was no share-based compensation recorded during the three months ended March 31, 2011. The fair value of each option granted during the first quarter of 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions in the following table:

Three Months Ended
March 31, 2012
Expected dividend yield	0%
Expected option term (years)	5
Expected volatility	20%
Risk-free interest rate	0.88%

The weighted average fair value at the date of grant for options granted during the three months ended March 31, 2012 was $0.69 per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net - cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) gives the counterparty a choice of net - cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) is not indexed to the Company’s common stock. The Company assesses classification of its equity - classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through March 31, 2012.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At December 31, 2011, the Company had cash on deposit of approximately $10.6 million in excess of federally insured limits of $0.3 million.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accrued expenses, and other liabilities, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount is based on lower of cost or market calculated on a specific - identification method with market being determined by the value of indium published by Metal Bulletin as posted on Bloomberg L.P. (a level 2 fair value measurement).

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

Note 3 — Stockholders’ Equity

Common Stock

The Company completed its IPO pursuant to a Registration Statement that was declared effective May 4, 2011. The Company sold an aggregate of 5,084,750 units, including the partial exercise of the underwriters’ overallotment option, at a price of $5.00 per unit for aggregate net proceeds of approximately $24 million. Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Of the total net proceeds, approximately $20.4 million was committed to be used to purchase and stockpile indium and approximately $3.6 million was used for general working capital purposes. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. The warrants also contain a call feature that permits the Company to redeem the warrants at a price of $0.01 per warrant at any time after the warrants become exercisable, upon providing at least 30 days advance written notice of redemption and if, and only if, the last sales price of the Company’s common stock equals or exceeds $8.00 per share for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption. In addition, the Company may not redeem the warrants unless the warrants comprising the units sold in the IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date scheduled for the redemption. If the foregoing conditions are satisfied and the Company calls the warrants for redemption, each warrant holder shall then be entitled to exercise their warrants prior to the date scheduled for redemption. The redemption provisions for the Company’s warrants have been established at a price that is intended to avail to the warrant holders a premium in the market price as compared to the initial exercise price. There can be no assurance, however, that the price of the common stock will exceed either the redemption price of $8.00 or the warrant exercise price of $5.75 after the Company calls the warrants for redemption.

The Company also issued a UPO to the underwriters or their designees for 240,000 units. The UPO allows the underwriters to purchase units at an exercise price of 110% of the price per unit in the IPO (or $5.50 per share) commencing one year from the date of the IPO and expiring in four years from the effective date of the IPO. The associated warrants in connection with this UPO are exercisable at $5.75. The Company engaged the underwriters as its exclusive advisors with respect to the solicitation of the exercise of the warrants and, subject to applicable Financial Industry Regulatory Authority rules, shall pay the underwriters a fee equal to 5% of the gross proceeds, if any, received from the exercise of such warrants for a period of twelve months from May 4, 2011.

On January 5, 2012, the Company closed a private placement of an aggregate of 2.0 million shares of its common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for aggregate net proceeds of $7.5 million. Raging Capital Management, LLC is the general partner of Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., and collectively, the entities represent the Company’s largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, a member of the Company’s board of directors and, through his control of RCM Indium, LLC, a member of the Manager, Specialty Metals Group Advisors LLC. The Company intends to use 85% of the gross proceeds, or approximately $6.4 million, from such transaction to purchase and stockpile indium and 15% of the gross proceeds, or approximately $1.1 million, for general corporate purposes.

Equity Compensation Plan

In January 2008, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. On July 7, 2010, the Company’s board of directors authorized an increase from 550,000 shares of common stock to 1,000,000 shares of common stock to be reserved for issuance pursuant to the Plan. On April 19, 2011, prior to the consummation of the IPO, such increase was submitted and approved by the stockholders. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors. Options granted to date have vested immediately and expire in five years. At March 31, 2012, there were 367,501 options available under the plan for future grants.

SMG INDIUM RESOURCES LTD.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2011	629,999	$3,069,768	$3.90-7.50	$4.87
Granted	2,500	8,875	3.55	3.55
Canceled, Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2012	632,499	$3,078,643	$3.55-7.50	$4.87

The weighted average grant date fair value was $.69 during the quarter ended March 31, 2012 and the weighted average remaining contractual life is 4.3 years for stock options outstanding at March 31, 2012. There were no stock options outstanding at March 31, 2011.

Warrants

As of March 31, 2012, the Company has outstanding warrants exercisable for 6,998,101 shares of the Company’s common stock including 240,000 warrants underlying the UPO which have not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

Note 4 — Related-Party Transactions

The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, President and Director; BRACK Advisors LLC, an entity controlled by Richard A. Biele, Chief Operating Officer and Director; Alan C. Benjamin, Chairman and Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. SMG Advisors is managed by Ailon Z. Grushkin. The Manager’s financial statements are not consolidated with those of the Company. Pursuant to the MSA, the Manager is responsible for: (i) purchasing, lending and selling indium, (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase and sale, (iii) arranging for the storage of indium, (iv) preparing a report on the NMV of the Company’s common stock, (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and board of directors and (vi) managing the general business and affairs of the Company.

The MSA has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on its NMV beginning upon the successful completion of the IPO. Such Manager fees aggregated approximately $0.2 million during the quarter ended March 31, 2012. There were no Manager fees paid during the quarter ended March 31, 2011.

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Related-Party Transactions – (continued)

On January 8, 2008, the Company entered into a revolving line of credit with the Manager in the aggregate amount of $0.3 million. The Company borrowed approximately $0.2 million under the line of credit. During the quarter ended March 31, 2011, the Company recorded interest expense of $4 thousand in connection with this line of credit. On May 10, 2011, the Company completed its IPO, and such amount due to the Manager was automatically converted into fully vested, five-year options to purchase 150,000 shares of common stock at $4.50 per share.

The Company engaged a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter of which $5 thousand was paid in the first quarter of 2012.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company will not engage in any transactions with its officers and directors involving purchasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

Traxys Projects LP, 100% owned by Traxys S.a.r.l and its wholly owned subsidiary, Traxys North America LLC, and Traxys Commodity Fund LP each invested $500,000 in the Company’s 2009 Private Placement. This represented beneficial ownership in the Company by entities affiliated with Traxys North America LLC of 15.2% prior to the IPO and 4.1% upon the completion of the IPO. Accordingly, after the IPO, Traxys affiliated entities are no longer deemed to be a related party as they do not have significant influence. Through May 10, 2011, the completion date of the IPO, the Company purchased an aggregate of 7.2 metric tons of indium, representing 78.2% of its stockpile at that time, at prices that approximate market value, from Traxys North America LLC. The Company did not and does not have any outstanding special agreements or arrangements with Traxys S.a.r.l or any of its affiliates including its wholly owned subsidiary, Traxys North America LLC.

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

Indium Purchase Commitments

Through May 2, 2012, the Company has future commitments to purchase a total of approximately 1,000 kilograms of indium for which it has ordered, but not yet received or paid for. The value of these purchase commitments is approximately $0.5 million or $510 per kilogram and is not included in indium inventory nor included in accounts payable at March 31, 2012 due to the terms of title transfer on such shipments. The spot price of indium as published by the Metal Bulletin as posted on Bloomberg L.P. on May 2, 2012 was $540 per kilogram.

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

The Company’s board of directors approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the board of directors approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party, if the Company can successfully list its common stock on a major exchange.

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

Subsequent to March 31, 2012 and through May 2, 2012, the Company purchased and took delivery of approximately 3,012 kilograms of indium at an average of approximately $525 per kilogram for an aggregate purchase price of approximately $1.6 million. Such amounts are not included in indium inventory or accounts payable at March 31, 2012. The spot price of indium on May 2, 2012 as published by Metal Bulletin and posted on Bloomberg L.P. was $540 per kilogram. See note 5 for indium purchase commitments for which the indium has not been received or paid for as of May 2, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Indium,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Indium Resources Ltd.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including and not limited to indium price volatility from supply and demand factors,   international export quotas   that could affect the availability of indium and our ability to purchase indium, lack of any internationally recognized exchanges for indium, limited number of potential suppliers of indium and potential customers who purchase indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value, and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Overview

We were formed under the laws of the State of Delaware on January 7, 2008. On April 2, 2008, we changed our name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. On May 4, 2011, we amended our certificate of incorporation to provide for 40,000,000 shares of authorized common stock, par value $0.001 per share and 1,000,000 shares of authorized preferred stock, par value $0.001. In addition, we amended our corporate charter extending the life of the Company to perpetuity. We were formed to purchase and stockpile the specialty metal indium. We intend to utilize cash derived from the proceeds of offerings of our capital stock, debt, or a combination of cash, capital stock and debt for acquiring and storing indium.

In May 2011, we completed an Initial Public Offering (“IPO”) of an aggregate of 5,084,750 units at $5.00 per unit and raised aggregate net proceeds of approximately $24.0 million including the partial exercise of the underwriters’ overallotment option.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. Of the total raised in the IPO, 85% of the net proceeds, or approximately $20.4 million, was committed to be used to purchase and stockpile indium and 15% of the net proceeds, or approximately $3.6 million, is used for general working capital to fund operations. As of March 31, 2012, we purchased or committed to purchase a sufficient quantity of indium to satisfy our commitment to use 85% of the net proceeds of the IPO for the purchase of indium.

On January 5, 2012, we closed a private placement (“2012 Private Placement”) of an aggregate of 2.0 million shares of our common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for aggregate net proceeds of approximately $7.5 million. Raging Capital Management, LLC is the general partner of Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., and collectively, the entities represent our largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, our director and, through his control of RCM Indium, LLC, a member of our Manager, Specialty Metals Group Advisors LLC. The Company intends to use 85% of the gross proceeds, or approximately $6.4 million, from such transaction to purchase and stockpile the metal indium and 15% of the gross proceeds, or approximately $1.1 million, for general corporate purposes.

Our Company

We were formed to purchase and stockpile the metal indium. Our strategy is to achieve long-term appreciation in the value of our indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. We plan to achieve long-term appreciation in the value of our indium stockpile primarily through price appreciation of the physical metal. Although the price of indium has declined substantially from its high in March 2005, it is our belief that the long-term industry prospects for indium are attractive, and over time, the price of the metal will appreciate. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. To our knowledge, this is currently the only investment that allows potential stockholders to participate in the price appreciation of indium other than physical delivery of the metal itself. Our structure provides a simple and efficient mechanism by which a potential public stockholder may benefit from the appreciation in the price of indium. Our stockholders have the ability to effectively purchase an interest in indium in a manner that does not directly include the risks associated with ownership of companies that explore for, mine and process indium. Our common shares represent an indirect interest in the physical indium we own.

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

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of March 31, 2012, we purchased approximately 39.5 metric ton of indium aggregating approximately $24.9 million of indium which is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s Incorporated (“Brink’s”). The facility is visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or if we deem the warehouse company’s insurance inadequate.

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

Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our NMV may also decline. Regardless of our ability to purchase indium in a timely manner, we expect to incur projected yearly cash operating expenses of approximately $1.4 million. Further, we have and expect to continue to incur, from time to time, noncash share-based compensation expenses, which are not included in the aforementioned yearly cash operating expenses. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to the expenses listed above. The percentage increase required cannot be accurately determined at this time. It is highly dependent upon several variables including, but not limited to, the exact number of kilograms of indium purchased, the average price paid and the amount of time it takes for us to fully spend the proceeds from the 2012 Private Placement to complete our indium stockpile.

The annual average price of indium increased approximately 23.0% in 2011. It increased from an average price of $567 per kilogram in 2010 to an average price of $696 per kilogram in 2011. According to the US Geological Survey, the U.S. producer price for indium began the year 2011 at $570 per kilogram, increased to $690 per kilogram in April, and rose further to $785 per kilogram in May; the price remained at that level through early November. The New York dealer price range for indium began the year at $520 - $570 per kilogram and increased through early June, reaching a high of $800 - $875 per kilogram. The price then decreased to $630 - $670 per kilogram by early November before falling further to $540 - $600 per kilogram by the end of December. The price of indium at March 31, 2012 was $550 per kilogram as published by Metal Bulletin and posted on Bloomberg L.P. The decline in the price of indium since the closing of our IPO in May 2011 resulted in a decline in NMV of approximately 23.1% since May 2011.

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

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), and (ii) are indexed to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net- cash settle the contract if an event occurs and that event is outside our control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) is not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through December 31, 2011.

Employee Share-Based Payment Arrangements

We measure the cost of employee services received in exchange for an award of equity instruments (share - based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

Inventory or ‘‘Stockpile’’ of the Metal Indium

Our inventory or “stockpile” of the metal indium is recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. Cost is determined using the specific-identification method. The stockpile of the physical metal indium is classified as noncurrent as we do not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices published by Metal Bulletin and posted on Bloomberg L.P., a real-time financial information services data platform. We will charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. However, it should be noted that there may not be a correlation between the spot price of indium as published by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market.

Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. During the quarter ended March 31, 2012, certain of lots of indium were adjusted to reflect a lower of cost or market write-down of approximately $0.5 million. There was no such write-down during the first quarter of 2011.

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

Revenue Recognition — Accounting for Direct Sales and Lending Transactions

The stockpile of indium may be used from time to time for “direct sales” and or “lending” transactions. Under a “direct sale” transaction, we would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for any USPA transaction on a combined basis (sale and purchase) and will evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We will disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. During the quarter ended March 31, 2012, the Company entered into a USPA where we sold 1,000 kilograms of 99.99% purity indium at a fixed price and the buyer sold back to us 1,000 kilograms of 99.99% purity indium at a fixed price that is $20 less per kilogram than we originally sold indium to the buyer. The USPA was accounted for on a combined basis resulting in other income of $20 thousand during the quarter ended March 31, 2012.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statement.

Results of Operations

The results of operation for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Operating Costs:
Inventory - indium write - down	$508,040	$-
Operating expenses - Manager - related party	165,088	-
Officers and directors compensation expense	29,225	-
Other operating expenses	121,441	177,432
Total Operating Costs	823,794	177,432

Other expense (income):
Interest expense - Manager - related party	-	3,975
Interest income	(7,825)	-
Other income	(20,060)	-
Net Loss	$(795,909)	$(181,407)

Net Loss per Common Share - Basic and Diluted	$(0.09)	$(1.17)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,744,389	155,000

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

Three Months Ended March 31, 2012 compared to March 31, 2011 Comparable Period

For the three months ended March 31, 2012, total operating costs were approximately $0.8 million including a non-cash lower of cost or market inventory write-down of $0.5 million. There was no such write-down in the comparable period in 2011. Total operating costs, exclusive of the inventory write-down, were approximately $0.3 million in the first quarter of 2012 compared to $0.2 million in the comparable period in 2011, representing an increase of approximately $0.1 million.  The increase was substantially due to higher operating costs in 2012 including fees to the Manager, a related party, of approximately $0.2 million for the 2% NMV management fee, offset in part by lower professional fess in the quarter ended March 31, 2012 when compared to the comparable quarter in 2011. Based on our current business plan, we expect that our normal annual cash operating expenses will approximate $1.4 million over the next few years. Interest expense decreased approximately $4 thousand as a result of the exchange of the note payable for stock options in May 2011. Interest income increased approximately $8 thousand during the quarter ended March 31, 2012 when compared to the comparable quarter in 2011 as a result of the increase in cash and cash equivalents available for investment. During the quarter ended March 31, 2012, there was approximately $20 thousand in other income relating to the USPA transaction during the quarter.

Net loss was approximately $0.8 million for the three months ended March 31, 2012 or $0.09 per basic and diluted share compared to a net loss of approximately $0.2 million or $1.17 per basic and diluted share in the comparable period ended March 31, 2011. The increase in the net loss was substantially due to the inventory write-down and higher other operating costs in 2012.

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

GAAP vs. Non-GAAP Disclosure

We use the term NMV throughout this report when we discuss the value of our indium holdings. We define the term NMV, as used in this report, as the product of multiplying the number of kilograms of indium held by the Company at any given point by the spot price for indium as published by Metal Bulletin and posted on Bloomberg L.P., plus cash and other Company assets, less any liabilities.  The use of the term NMV is a non-GAAP financial measurement. A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	March 31,	December 31,
	2012	2011
U.S. GAAP historical net book value	$31,768,121	$25,064,805
Excess of the indium spot price over historical cost	577,026	642,727
NMV	$32,345,147	$25,707,532

 The reason why the Company relies on this term is because:

·	it is a measurement of the true value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

·	it provides the greatest transparency to our shareholders in evaluating how the Company is doing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin and posted on Bloomberg L.P.;

·	to internally evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

·	to provide additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

·	it provides the most useful tool for shareholders and potential investors to evaluate how management has done in terms of the indium purchased versus the NMV at any given point;

·	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

·	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

No assurances can be given that the Company could liquidate its indium holdings at the market prices published by Metal Bulletin.

Liquidity and Capital Resources

Since our inception and through March 31, 2012, we have incurred net losses of approximately $5.9 million and we have not yet achieved profitability. We also recorded an approximate $2.4 million noncash preferential dividend to Class A Common Stockholders resulting in an accumulated deficit of approximately $8.3 million at March 31, 2012. We expect that our normal cash outlays for general and administrative expenses will continue to increase as our inventory of indium increases and, as a result, we will need to generate significant revenues to achieve profitability. However, we do not expect to generate significant revenues over the near term or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. As a result, we expect to continue to incur operating losses and we may never achieve profitability. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. In fact, the price of indium has declined since the closing of our IPO. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control.

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

As of March 31, 2012, we have cash and cash equivalents of approximately $10.8 million compared to cash and cash equivalents of approximately $3.5 million at December 31, 2011, representing a $7.2 million increase. Our primary source of funds has been from the public and private sale of equity securities. In 2009 and 2010, we received net proceeds of approximately $5.6 million in connection with a private placement of our Class A common stock and warrants, in May 2011, we raised net proceeds of approximately $24.0 million in connection with our IPO, and in January 2012, we raised net proceeds of approximately $7.5 million from the 2012 Private Placement. See Note 3 of notes to financial statements.

We were required to utilize 85% of the net proceeds from the IPO to purchase indium. As of March 31, 2012, we have purchased or committed to purchase a sufficient quantity of indium to satisfy our commitment with respect to the IPO. In January 2012, we raised net proceeds of approximately $7.5 million in the 2012 Private Placement. We intend to use 85% of the gross proceeds from the 2012 Private Placement, or approximately $6.4 million for the purchase of indium and 15%, or approximately $1.1 million, for general corporate purposes. We have available approximately $10.8 million in cash and cash equivalents at March 31, 2012, of which approximately $4.4 million is available to fund general corporate expenses after considering the fact they we intend to use approximately $6.4 million to fund purchases of indium. We expect that these funds will be sufficient to allow us to operate for about three years from March 31, 2012. Over this time period, we will use these funds for paying the annual relate- party Manager’s fee for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We anticipate that we will incur annual cash expenses of approximately $1.4 million in the aggregate including: (i) storage and insurance for indium — $0.1 million; (ii) the annual related-party Manager’s fee — $0.7 million; (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $0.5 million. Further, we have and we expect to continue to incur, from time to time, noncash compensation expenses, which are not included in the aforementioned normal cash operating expenses. Although we do not believe we will need to raise additional funds in order to meet the cash expenditures required for operating our business over the next three years, we may need to raise additional capital if we encounter unforeseen costs. The proceeds, if any, we may receive from the exercise of outstanding options and warrants will be allocated to the purchase of additional indium and for general working capital purposes, including but not limited to the payment of our operating expenses. The exact percentage of any warrant proceeds allocated toward purchasing additional indium and the time period to purchase indium using such proceeds will be determined by the Manager, in its sole discretion.

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Discussion of Cash Flows

The Company’s cash flow activity was a follows:

	For the Three Months Ended March 31,
	2012	2011

Net cash used in operating activities	$(251,995)	$(177,432)

Net cash provided by financing activities	7,497,500	-

Net increase (decrease) in cash and cash equivalents	$7,245,505	$(177,432)

Cash Flows Used in Operating Activities

The net cash used in operations during the first quarter of 2012 principally represents our loss from operations less non-cash charges relating principally to the approximate $0.5 million lower of cost or market write-down of inventory. Net cash used in operating activities for the three months ended March 31, 2012 was approximately $0.3 million compared to net cash used in operating activities for the three months ended March 31, 2011 of approximately $0.2 million. The increase of approximately $0.1 million was due primarily to higher operating costs including management fees in the first quarter of 2012, offset in part by lower professional fees. During the quarter ended March 31, 2012, we utilized approximately $2.6 million of restricted cash to purchases indium. There were no similar purchases in the first quarter of 2011.

Cash Flows from Financing Activities

The net cash provided by financing activities during the three months ended March 31, 2012 represents net proceeds received from the 2012 Private Placement of approximately $7.5 million.

Working Capital and Indium Inventory and Indium Purchase Commitments

At March 31, 2012, we have working capital of approximately $10.6 million. This represents an increase of approximately $7.2 million from the working capital of approximately $3.4 million at December 31, 2011. The increase in working capital was primarily due to the net proceeds of approximately $7.5 million from the 2012 Private Placement offset in part by $0.3 million of cash used for our operations in the first quarter of 2012.

Our activity since the closing of our IPO has been centered on purchasing and stockpiling indium. From inception to March 31, 2012, the Manager, a related party, purchased on our behalf approximately 39.5 metric tons of indium at an average cost of approximately $630 per kilogram. These purchases were funded from the net proceeds received in 2009 and 2010 from a private placement coupled with the May 2011 IPO net proceeds. As of March 31, 2012 and 2011, we held 39,474 and 9,182 kilograms of indium, respectively, in inventory at Brink’s. We are the named insured by Lloyds of London. As of March 31, 2012 and 2011, our aggregate original cost basis (prior to any lower of cost or market write-down) for the indium was approximately $24.9 million and $4.6 million, respectively, or approximately $630 and $500 per kilogram, respectively. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. At March 31, 2012, we had an aggregate of approximately $3.8 million in lower of cost or market write-downs, of which $0.5 million was recorded in the first quarter of 2012, as a result of the quoted price of indium at March 31, 2012 of $550 per kilogram being less than our carrying costs for certain lots in inventory.

Subsequent to March 31, 2012 and through May 2, 2012, we purchased and took delivery of approximately 3,012 kilograms of indium from three purchase orders at an average price of approximately $525 per kilogram for a total cost of $1.6 million. Also, at May 2, 2012, we have one outstanding purchase commitment for 1,000 kilograms of indium at a price of $510 per kilogram for a total cost of approximately $0.5 million for which we have neither taken delivery nor paid for such purchases. Such purchases and purchase commitments of indium fully complete our commitment to expend 85% of the net proceeds from the IPO on purchases of indium. Since inception and through May 2, 2012, we have purchased and committed to purchase an aggregate of approximately 43,486 kilograms at an average purchase price of $621 per kilogram.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

See Current Report on Form 8-K filed January 5, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Indium Resources Ltd.
(Registrant)

May 8, 2012	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

May 8, 2012	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

