Form 10-Q
period 2012-06-30
SMG Indium Resources Ltd.
filed 2012-08-10
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 1, 2012 was 8,832,301.

 SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

 SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$7,846,185	$3,536,331
Prepaid expenses and other current assets	66,298	23,704
Total Current Assets	7,912,483	3,560,035

Cash and cash equivalents restricted for indium purchases	-	2,700,781
Inventory - indium	22,216,321	18,998,756
Equipment, net of accumulated depreciation	763	929
Total Assets	$30,129,567	$25,260,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related party fee of
$154,734 and $88,228 at June 30, 2012 and December 31, 2011, respectively	$248,360	$195,696
Total Current Liabilities	248,360	195,696

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 0 shares
issued and outstanding	-	-
Common stock - $0.001 par value; authorized 40,000,000 shares at June 30, 2012 and December 31, 2011; issued and outstanding 8,832,301 shares and 6,832,301 shares at June 30, 2012 and December 31, 2011,
respectively	8,833	6,833
Additional paid-in capital	40,097,528	32,598,678
Accumulated deficit	(10,225,154)	(7,540,706)
Total Stockholders' Equity	29,881,207	25,064,805
Total Liabilities and Stockholders' Equity	$30,129,567	$25,260,501

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating Costs:
Inventory - indium write-down	$1,496,548	$-	$2,004,588	$-
Operating expenses - Manager - related party	154,734	401,907	319,822	401,907
Officers and directors compensation expense	36,625	186,750	70,850	186,750
Other operating expenses	206,554	136,302	322,995	313,734
Total Operating Costs	1,894,461	724,959	2,718,255	902,391

Other expense (income):
Interest expense - Manager - related party	-	1,325	-	5,300
Interest income	(5,922)	(9,739)	(13,747)	(9,739)
Other income	-	-	(20,060)	-
Net Loss	(1,888,539)	(716,545)	(2,684,448)	(897,952)

Preferential Dividend to Class A Common Stockholders	-	(2,359,755)	-	(2,359,755)

Net Loss Applicable to Common Stockholders	$(1,888,539)	$(3,076,300)	$(2,684,448)	$(3,257,707)

Net Loss Applicable to Common Stockholders -
Per Basic and Diluted Share	$(0.21)	$(0.80)	$(0.31)	$(1.62)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,832,301	3,852,840	8,788,345	2,014,135

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2011	6,832,301	$6,833	$32,598,678	$(7,540,706)	$25,064,805
Issuance of common stock in a private
placement, net	2,000,000	2,000	7,495,500	-	$7,497,500
Awards of stock options to an officer	-	-	3,350	-	$3,350
Net loss	-	-	-	$(2,684,448)	$(2,684,448)
Balance at June 30, 2012	8,832,301	$8,833	$40,097,528	$(10,225,154)	$29,881,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash flow from operating activities:
Net loss	$(2,684,448)	$(897,952)
Adjustments to reconcile net loss to net cash used in
operating activities:
Write-down of inventory - indium	2,004,588	-
Non-cash compensation to Manager - related party	-	197,970
Non-cash compensation to officers and directors	3,350	140,250
Accrued interest to Manager - related party	-	5,300
Depreciation	166	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(42,594)	(65,491)
Decrease (increase) in cash and cash equivalents restricted for indium purchases	2,700,781	(11,729,466)
Increase in inventory - indium	(5,222,153)	(8,633,926)
Increase in accounts payable and accrued expenses	52,664	57,696
Net cash used in operating activities	(3,187,646)	(20,925,619)

Cash flow from financing activities:
Proceeds from initial public offering, net	-	24,212,343
Proceeds from private placement of common stock, net	7,497,500	-
Net cash provided by financing activities	7,497,500	24,212,343

Net increase in cash and cash equivalents	4,309,854	3,286,724
Cash and cash equivalents, at beginning of period	3,536,331	693,940
Cash and cash equivalents, at end of period	$7,846,185	$3,980,664

The accompanying notes are an integral part of these unaudited condensed financial statements.

 SMG INDIUM RESOURCES LTD.

   NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. On April 2, 2008, the Company changed its name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. Effective with the quarter ended June 30, 2011, the Company is an operating company and is no longer considered a development-stage company. The Company operates in a single-segment business whose primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders. At its discretion and based on market conditions, the Company may subsequently lend or sell some, or all, of its indium stockpile to cover annual operating expenses. The Company’s common shares represent an indirect interest in the physical indium it owns.

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

The NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee and the number of IPO units that the Class A stockholders received upon the completion of the IPO. The NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month, plus cash and other Company assets, less any liabilities. At June 30, 2012 and December 31, 2011, the Company’s management calculated the NMV of the Company to be approximately $30.0 million and $25.7 million, respectively. At June 30, 2012 and December 31, 2011, the excess of the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical book value was approximately $0.1 million and $0.6 million, respectively.

The Company’s business strategy is to purchase and stockpile indium in order to achieve long-term appreciation in the value of its indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. The Company was required to use at least 85% of the net proceeds of the IPO to purchase and stockpile already processed and mined indium ingots within 18 months of consummating the IPO. As of June 30, 2012, the Company satisfied its obligation and expended the 85% required by the IPO. The Company’s indium is insured and physically stored in a facility located in New York. In the future, the Company’s indium may be stored in other facilities in the United States, Canada, the Netherlands and/or the United Kingdom.

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation – (continued)

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2011 has been derived from the Company’s 2011 audited financial statements included in the Company’s 2011 Annual Report on Form 10-K, as filed with the SEC. Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any interim period.

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

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. Cost is determined using the specific-identification method. The stockpile of the physical metal indium is classified as noncurrent as the Company does not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. During the three months and six months ended June 30, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down of approximately $1.5 million and $2.0 million, respectively. There was no such write-down during the first half of 2011. The spot price of indium on August 1, 2012 was $495 per kilogram which is lower than the spot price on June 30, 2012 of $502.50 per kilogram. If the spot price of indium does not recover to $502.50 per kilogram by September 30, 2012, the Company will be required to take an additional write-down in the third quarter of 2012.

Basic and Diluted Earnings (Loss) per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrant, using the treasury-stock method and convertible stock using the if-converted method. If antidilutive, the effect of potentially dilutive common shares is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three months and six months ended June 30, 2012, the number of common shares potentially issuable upon the exercise of certain (1) warrants was 6,998,101, (2) options was 634,999 and (3) unit purchase option (“UPO”) was 240,000 for both periods. For the three months and six months ended June 30, 2011, the number of common shares potentially issuable upon the exercise of certain (1) warrants was 6,998,101, (2) options was 624,999 and (3) UPO was 240,000 for both periods. These potentially issuable shares have been excluded from the computation of the diluted EPS for both periods since the effect would be antidilutive. Also, for the three months and six months ended June 30, 2011, 1,163,600 shares of Class A common stock were excluded from the calculation of dilutive EPS since the effect would be antidilutive.

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

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or

“SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded noncash charges for SBP of approximately $2 thousand and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $3 thousand and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. The fair value of each option granted during the first half of 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions in the following table:

	Six Months Ended June 30
	2012	2011
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	20%	19%
Risk-free interest rate	0.88-1.02%	1.55-1.57%

The weighted average fair value at the date of grant for options granted during the six months ended June 30, 2012 and 2011 was $0.67 and $0.68, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) is not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through June 30, 2012.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At June 30, 2012, the Company had cash on deposit of approximately $7.6 million in excess of federally insured limits of $0.3 million.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accounts payable and accrued expenses, and prepaid expenses, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount is based on lower of cost or market calculated on a specific-identification method with market being determined by the value of indium published by Metal Bulletin as posted on Bloomberg L.P. (a level 2 fair value measurement).

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

Reclassifications

Certain amounts have been reclassified to conform to the current period presentation.

Note 3 — Stockholders’ Equity

Class A Common Stock

In 2010 and 2009, the Company raised aggregate net proceeds of approximately $5.6 million from the sale of an aggregate of 1,163,600 units in a private placement. A unit consisted of one share of Class A common stock and one warrant to purchase one share of common stock at an exercise price of $5.75 per share. The warrants became exercisable immediately after the IPO and expire in May 2016. The Class A Common Stockholders converted all of their Class A common stock into common stock immediately prior to the IPO. The Class A Common Stockholders were entitled to an adjustment reflecting: (i) the 20% increase in shares of common stock and warrants associated with the failure to complete an IPO within a certain timeframe, plus (ii) the NMV adjustment, as defined. The Company issued an additional 471,951 shares of common stock and warrants with an exercise price of $5.75 per share to the Class A Common Stockholders in connection with the IPO that was accounted for as a non-cash preferential dividend of approximately $2.4 million. The additional shares of common stock and warrants were valued using the IPO price of $5.00 per unit, as the terms of the warrants were the same as the IPO warrants.

Common Stock

The Company completed its IPO pursuant to a Registration Statement that was declared effective May 4, 2011. The Company sold an aggregate of 5,084,750 units, including the partial exercise of the underwriters’ overallotment option, at a price of $5.00 per unit for aggregate net proceeds of approximately $24 million. Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Of the total net proceeds, approximately $20.4 million was committed to be used to purchase and stockpile indium and approximately $3.6 million was used for general working capital purposes. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. The warrants also contain a call feature that permits the Company to redeem the warrants at a price of $0.01 per warrant at any time after the warrants become exercisable, upon providing at least 30 days advance written notice of redemption, and if, and only if, the last sales price of the Company’s common stock equals or exceeds $8.00 per share for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption. In addition, the Company may not redeem the warrants unless the warrants comprising the units sold in the IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date scheduled for the redemption. If the foregoing conditions are satisfied and the Company calls the warrants for redemption, each warrant holder shall then be entitled to exercise their warrants prior to the date scheduled for redemption. The redemption provisions for the Company’s warrants have been established at a price that is intended to avail to the warrant holders a premium in the market price as compared to the initial exercise price. There can be no assurance, however, that the price of the common stock will exceed either the redemption price of $8.00 or the warrant exercise price of $5.75 after the Company calls the warrants for redemption.

The Company also issued a UPO to the underwriters or their designees for 240,000 units. The UPO allows the underwriters to purchase units at an exercise price of 110% of the price per unit in the IPO (or $5.50 per share) and expires in May 2015.

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

SMG INDIUM RESOURCES LTD.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Equity Compensation Plan

The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. 1,000,000 shares of common stock are reserved for issuance pursuant to the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s Board of Directors or one of its committees. Options granted to date have vested immediately and expire in five years. At June 30, 2012, there were 365,001 options available under the plan for future grants.

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2011	629,999	$3,069,768	$3.90-7.50	$4.87
Granted	5,000	17,375	3.40-3.55	3.48
Canceled, Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2012	634,999	$3,087,143	$3.40-7.50	$4.86

The weighted average grant date fair value was $.67 and $.68 during the six months ended June 30, 2012 and 2011, respectively. The weighted average remaining contractual life is 3.5 years for stock options outstanding at June 30, 2012.

Warrants

As of June 30, 2012, the Company has outstanding warrants exercisable for 6,998,101 shares of the Company’s common stock including 240,000 warrants underlying the UPO, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

Stock Repurchase Program

In May 2012, the Company’s Board of Directors authorized a $1.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until the May 31, 2013. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. No repurchases have been made through August 1, 2012.

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

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Related-Party Transactions – (continued)

The MSA has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on its NMV, at the end of each month, beginning upon the successful completion of the IPO. Such Manager fees aggregated approximately $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2012 and $0.1 during both the three and six months ended June 30, 2011. Also during both the three months and six months ended June 30, 2011, the Company recorded compensation expense of $0.1 million for a cash bonus to the Manager and a non-cash compensation charge of $0.2 million for stock options issued to the Manager.

Prior to the closing of the Company’s IPO, the Company borrowed approximately $0.3 million under a line of credit with the Manager. During the three months and six months ended June 30, 2011, the Company recorded interest expense of $1 thousand and $5 thousand, respectively, in connection with this line of credit. On May 10, 2011, the Company completed its IPO, and the amount due to the Manager including accrued interest was automatically converted into fully vested, five-year options to purchase 150,000 shares of common stock at $4.50 per share.

The Company paid a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand and $10 thousand during the three months and six months ended June 30, 2012, respectively. There were no such amounts paid during the three or six months ended June 30, 2011.

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

Note 5 — Commitments and Contingencies

Management Services Agreement

As described in Note 4, the Company entered into the MSA, as amended and restated on May 10, 2011, with the Manager, a related party. The MSA has an initial term of five years with options to renew upon mutual agreement between the parties. The Company is required to pay the Manager a fee of 2% per annum of the monthly NMV, as previously defined, through May 2016.

Compensation

In July 2011, the Company entered into an arrangement with its new chief financial officer (“CFO”) that provides for an annual base compensation of $50 thousand to be paid quarterly. In June 2012, the annual base salary was increased to $60 thousand effective July 1, 2012 and the Company granted the CFO a bonus of $12,500. Further, the Company will grant the CFO quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In June 2011, the compensation committee of the Board of Directors approved the payment of $10 thousand per year to each of the nonexecutive board members and $1 thousand to such directors for each meeting attended in person. In September 2011, the Company engaged a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter.

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Commitments and Contingencies – (continued)

Compensation, con’t

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including and not limited to indium price volatility from supply and demand factors,   international export quotas   that could affect the availability of indium and our ability to purchase indium, lack of any internationally recognized exchanges for indium, limited number of potential suppliers of indium and potential customers who purchase indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value, and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC.

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

In May 2011, we completed an Initial Public Offering (“IPO”) of an aggregate of 5,084,750 units at $5.00 per unit and raised aggregate net proceeds of approximately $24.0 million including the partial exercise of the underwriters’ overallotment option.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. Of the total raised in the IPO, 85% of the net proceeds, or approximately $20.4 million, was committed to be used to purchase and stockpile indium and 15% of the net proceeds, or approximately $3.6 million, is used for general working capital to fund operations. As of June 30, 2012, we purchased sufficient quantity of indium to satisfy our commitment to use 85% of the net proceeds of the IPO for the purchase of indium.

On January 5, 2012, we closed a private placement (“2012 Private Placement”) of an aggregate of 2.0 million shares of our common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for aggregate net proceeds of approximately $7.5 million. Raging Capital Management, LLC is the general partner of Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., and collectively, the entities represent our largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, our director and, through his control of RCM Indium, LLC, a member of our Manager, Specialty Metals Group Advisors LLC. Although we have no legal requirement on how we spend the proceeds from the 2012 Private Placement, the Company intends to use 85% of the gross proceeds, or approximately $6.4 million, from such transaction to purchase and stockpile the metal indium and 15% of the gross proceeds, or approximately $1.1 million, for general corporate purposes. As of June 30, 2012, there is $3.8 million of gross proceeds remaining that the Company intends to use to purchase indium.

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

All of the indium we purchase and own is, and will be, insured and physically stored in third-party warehouses or storage facilities located in the United States, Canada, the Netherlands and/or the United Kingdom. Our Manager, Specialty Metals Group Advisors LLC, which is a related party, negotiates storage arrangements for our indium holdings and is required to use commercially reasonable efforts to ensure that the indium holdings have the benefit of insurance arrangements obtained on standard industry terms.

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of June 30, 2012, we purchased approximately 44.5 metric ton of indium at an aggregate cost of approximately $27.5 million that is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s Incorporated (“Brink’s”). The facility is visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or if we deem the warehouse company’s insurance inadequate.

Our expenses will be required to be satisfied by cash on hand that is not set aside for the purchase of indium. Cash on hand is expected to be sufficient to satisfy our expenses for approximately three years. If we expend our cash on hand to repurchase the full amount of common stock authorized under the $1 million stock repurchase plan, we expect to have cash sufficient to satisfy our expenses for approximately two years. Our annual cash operating expenses, including management fees, are estimated to be approximately $1.4 million. We may subsequently lend or sell some, or all, of our indium stockpile to cover our operating expenses. Alternatively, we may seek to raise additional capital to cover our operating expenses through potentially dilutive equity offerings or debt financing. We are a taxable U.S. corporation and are subject to federal and state taxes.

Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our net market value (“NMV”) may also decline. Regardless of our ability to purchase indium in a timely manner, we expect to incur projected yearly cash operating expenses of approximately $1.4 million. Further, we have and expect to continue to incur, from time to time, noncash share-based compensation expenses, which are not included in the aforementioned yearly cash operating expenses. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to the operating expenses noted above. The percentage increase required cannot be accurately determined at this time. It is highly dependent upon several variables including, but not limited to, the exact number of kilograms of indium purchased, the average price paid and the amount of time it takes for us to fully spend the proceeds from the 2012 Private Placement to complete our indium stockpile.

The annual average price of indium increased approximately 23.0% in 2011. It increased from an average price of $567 per kilogram in 2010 to an average price of $696 per kilogram in 2011. According to the US Geological Survey, the U.S. producer price for indium began the year 2011 at $570 per kilogram, increased to $690 per kilogram in April, and rose further to $785 per kilogram in May; the price remained at that level through early November. The New York dealer price range for indium began the year at $520 - $570 per kilogram and increased through early June, reaching a high of $800 - $875 per kilogram. The price then decreased to $630 - $670 per kilogram by early November before falling further to $540 - $600 per kilogram by the end of December. The price of indium at June 30, 2012 was $502.50 per kilogram as published by Metal Bulletin and posted on Bloomberg L.P. The decline in the price of indium since the closing of our IPO in May 2011 resulted in a decline in NMV of approximately 34.3% through June 30, 2012, resulting in aggregate write-downs of indium inventory of approximately $5.3 million since the closing of the IPO.

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

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside our control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) is not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through June 30, 2012.

Share-Based Payment Arrangements

We measure the cost of services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

Inventory of the Metal Indium

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

Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. During the three and six months ended June 30, 2012, certain lots of indium were adjusted to reflect a lower of cost or market write-down of approximately $1.5 million and $2.0 million, respectively. There was no such write-down during the first half of 2011.

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

Accounting for Direct Sales and Lending Transactions

The stockpile of indium may be used from time to time for “direct sales” and or “lending” transactions. Under a “direct sale” transaction, we would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for any USPA transaction on a combined basis (sale and purchase) and will evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We will disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. During the first half of 2012 and in July 2012, the Company entered into USPAs where we sold 99.99% purity indium at a fixed price and the buyer sold or agreed to sell back to us the same quantity of 99.99% purity indium at a fixed price that was at a discount from the price per kilogram that we originally sold indium to the buyer. Any USPA is accounted for on a combined basis resulting in a gain as a result of the discount that is recorded in other income. Under the USPA in July 2012, the buyer agreed to sell to the Company indium of the same quantity and quality at a discount by October 16, 2012.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statement.

Results of Operations

The results of operation for the three months and six months ended June 30, 2012 and 2011 are as follows:

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Costs:
Inventory - indium write - down	$1,496,548	$-	$2,004,588	$-
Operating expenses - Manager - related party	154,734	401,907	319,822	401,907
Officers and directors compensation expense	36,625	186,750	70,850	186,750
Other operating expenses	206,554	136,302	322,995	313,734
Total Operating Costs	1,894,461	724,959	2,718,255	902,391

Other expense (income):
Interest expense - Manager - related party	-	1,325	-	5,300
Interest income	(5,922)	(9,739)	(13,747)	(9,739)
Other income	-	-	(20,060)	-
Net Loss	(1,888,539)	(716,545)	(2,684,448)	(897,952)

Preferential Dividend to Class A Common Stockholders	-	(2,359,755)	-	(2,359,755)

Net Loss Applicable to Common Stockholders	$(1,888,539)	$(3,076,300)	$(2,684,448)	$(3,257,707)

Net Loss Applicable to Common Stockholders -
Per Basic and Diluted Share	$(0.21)	$(0.80)	$(0.31)	$(1.62)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,832,301	3,852,840	8,788,345	2,014,135

Revenues

We have not generated any revenues to date. We do not expect to generate revenues since our primary business plan is to purchase and stockpile already mined and processed indium ingots. Notwithstanding the rise and fall of the price of indium from period to period, the value of our indium stockpile or inventory of indium, will be recorded on our balance sheet at the lower of cost or market. We will not record any revenues until such time we sell indium from our inventory.

Three Months Ended June 30, 2012 compared to June 30, 2011 Comparable Period

For the three months ended June 30, 2012, total operating costs were approximately $1.9 million including non-cash lower of cost or market write-down of indium inventory of approximately $1.5 million. There was no such write-down in the comparable period in 2011. Total operating costs, exclusive of the inventory write-down, were approximately $0.4 million for the quarter ended June 30, 2012 compared to approximately $0.7 million in the comparable period in 2011, representing a decrease of approximately $0.3 million.  The decrease was substantially due to lower non-cash compensation charges in the 2012 period. Based on our current business plan, we expect that our normal annual cash operating expenses will approximate $1.4 million over the next few years. Interest income decreased approximately $4 thousand during the quarter ended June 30, 2012 when compared to the comparable quarter in 2011 principally as a result of lower cash and cash equivalents available for investment during the second quarter of 2012 when compared to the comparable quarter in 2011 where the Company received the net proceeds from the IPO.

Net loss was approximately $1.9 million for the three months ended June 30, 2012 (or $0.21 per basic and diluted share) compared to a net loss applicable to common stockholders of approximately $3.1 million (or $0.80 per basic and diluted share) in the comparable period ended June 30, 2011. The second quarter of 2011 included a preferential dividend to Class A Common Stockholders of approximately $2.4 million. Exclusive of the preferential dividend in the second quarter of 2011, the net loss in the second quarter of 2012 increased approximately $1.2 million due to the inventory write-down offset in part by lower non-cash compensation expense in the 2012 period. The weighted average number of common shares increased from 3,852,840 in 2011 to 8,832,301 in the 2012 period.

Six Months Ended June 30, 2012 compared to June 30, 2011 Comparable Period

For the six months ended June 30, 2012, total operating costs were approximately $2.7 million including approximately $2.0 million for non-cash lower of cost or market write-down of indium. Total operating costs, exclusive of the write-down were approximately $0.7 million for the six months ended June 30, 2012 compared to operating expenses of approximately $0.9 million in the comparable period in 2011, representing a decrease of approximately $0.2 million. The decrease in operating expenses exclusive of the inventory write-down in the first half of 2012 was due primarily to approximately $0.3 million in higher non-cash compensation expense of the Manager and directors and officers in the six months ended June 30, 2011. Interest expense decreased approximately $5 thousand during the six months ended June 30, 2012 due to the exchange of the note payable to Manager for stock options in May 2011 and interest income increased approximately $4 thousand when compared to the comparable six months in 2011 principally as a result of higher cash balances available to invest throughout the six months ended June 30, 2012. During the six months ended June 30, 2012, there was approximately $20 thousand in other income relating to the USPA transaction in 2012.

For the six months ended June 30, 2012, we reported net loss of approximately $2.7 million (or $0.31 per basic and diluted share) as compared with a net loss applicable to common stockholders for the six months ended June 30, 2011 of approximately $3.3 million (or $1.62 per basic and diluted share). The six months ended June 30, 2011 included a non-cash preferential dividend to Class A Common Stockholders of approximately $2.4 million. Exclusive of the preferential dividend in 2011, the net loss in the first half of 2012 increased approximately $1.8 million due to the inventory write-down of $2.0 million offset in part by lower non-cash compensation expense in the first half of 2012. The weighted average number of common shares increased from 2,014,135 in 2011 to 8,788,345 in the 2012 period.

We expect our monthly expenses may increase or decrease with the change in our NMV. The monthly management fee payable to our Manager, a related party, is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile.

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

A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	June 30,	December 31,
	2012	2011
U.S. GAAP historical net book value	$29,881,207	$25,064,805
Excess of the indium spot price over historical cost	144,020	642,727
NMV	$30,025,227	$25,707,532

 The reasons why the Company relies on the NMV measurement are as follows:

●	it is a measurement of the true value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

●	it provides the greatest transparency to our shareholders in evaluating how the Company is performing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin and posted on Bloomberg L.P.;

●	it is used internally to evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

●	it provides additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

●	it provides the most useful tool for shareholders and potential investors to evaluate how management has performed in terms of the indium purchased versus the NMV at any given point;

●	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

●	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

No assurances can be given that the Company could liquidate its indium holdings at the market prices published by Metal Bulletin.

Liquidity and Capital Resources

Since our inception and through June 30, 2012, we have incurred net losses of approximately $7.8 million and we have not yet achieved profitability. We also recorded an approximate $2.4 million noncash preferential dividend to Class A Common Stockholders resulting in an accumulated deficit of approximately $10.2 million at June 30, 2012. We will need to generate significant revenues to achieve profitability. However, we do not expect to generate significant revenues over the near term or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. As a result, we expect to continue to incur operating losses and we may never achieve profitability. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. In fact, the price of indium has declined since the closing of our IPO. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control.

The purpose of our Company is to permit a simple and efficient mechanism by which an investor may benefit from the appreciation in the price of indium. The value of our Company is designed to track and correspond with fluctuations in the price of indium. In theory, our stock price should correlate to increases or decreases in the value of our Company, which is directly tied to fluctuations in indium prices. We will not generate any revenues until such time as we sell indium from our inventory. We expect our monthly expenses could increase or decrease with the change in our NMV. The monthly management fee payable to our Manager is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile.

As of June 30, 2012, we have cash and cash equivalents of approximately $7.8 million compared to cash and cash equivalents of approximately $3.5 million at December 31, 2011, representing an approximate $4.3 million increase. Our primary source of funds has been from the public and private sale of equity securities. In 2010 and 2009, we received net proceeds of approximately $5.6 million in connection with a private placement of our Class A common stock and warrants, in May 2011, we raised net proceeds of approximately $24.0 million in connection with our IPO, and in January 2012, we raised net proceeds of approximately $7.5 million from the 2012 Private Placement. See Note 3 of notes to financial statements.

We were required to utilize 85% of the net proceeds from the IPO to purchase indium. As of June 30, 2012, we have purchased a sufficient quantity of indium to satisfy our commitment with respect to the IPO. In January 2012, we raised net proceeds of approximately $7.5 million in the 2012 Private Placement. Although we have no legal requirement on how we spend the proceeds from the 2012 Private Placement, we intend to use 85% of the gross proceeds from the 2012 Private Placement, or approximately $6.4 million for the purchase of indium and 15%, or approximately $1.1 million, for general corporate purposes. As of June 30, 2012, we have spent approximately $2.6 million of the proceeds of the private placement on purchases of indium. We have available approximately $7.8 million in cash and cash equivalents at June 30, 2012, of which we intend to use approximately $3.8 million to fund purchases of indium. We expect that $4.0 million of available funds will be sufficient to allow us to operate for about three years from June 30, 2012. If we expend our cash on hand to repurchase the full amount of common stock authorized under the $1.0 million stock repurchase plan, we expect to have cash sufficient to satisfy our expenses for approximately two years. Over this time period, we will use these funds for paying the annual related-party Manager’s fee for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We anticipate that we will incur annual cash expenses of approximately $1.4 million in the aggregate including: (i) storage and insurance for indium — $0.1 million; (ii) the annual related-party Manager’s fee — $0.7 million; (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $0.5 million. Further, we have and we expect to continue to incur, from time to time, non-cash compensation expenses, which are not included in the aforementioned normal cash operating expenses. Although we do not believe we will need to raise additional funds in order to meet the cash expenditures required for operating our business over the next two years, we may need to raise additional capital if we encounter unforeseen costs. The proceeds, if any, we may receive from the exercise of outstanding options and warrants will be allocated to the purchase of additional indium and for general working capital purposes, including but not limited to the payment of our operating expenses. The exact percentage of any warrant proceeds allocated toward purchasing additional indium and the time period to purchase indium using such proceeds will be determined by the Manager, in its sole discretion.

In May 2012, the Company’s Board of Directors authorized a $1.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until May 31, 2013. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. No repurchases have been made through August 1, 2012.

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(3,187,646)	$(20,925,619)

Net cash provided by financing activities	7,497,500	24,212,343

Net increase in cash and cash equivalents	$4,309,854	$3,286,724

The net cash used in operations during the first six months of 2012 principally represents our loss from operations less non-cash charges relating principally to the approximate $2.0 million lower of cost or market write-down of inventory plus the use of approximately $2.5 million of cash for indium purchases net of the decrease in long-term restricted cash for indium purchases. Net cash used in operating activities for the six months ended June 30, 2012 when compared to net cash used in operating activities for the six months ended June 30, 2011 decreased approximately $17.7 million. The decrease was primarily due to the higher purchases of indium in 2011 and the increase in long-term restricted cash for indium purchases from the proceeds from the IPO in May 2011.

Cash Flows from Financing Activities

The net cash provided by financing activities during the six months ended June 30, 2012 represents the net proceeds received from the 2012 Private Placement of approximately $7.5 million and the net cash provided by financing activities in the six months ended June 30, 2011 represents the net proceeds from the IPO.

Working Capital and Indium Inventory

At June 30, 2012, we have working capital of approximately $7.7 million. This represents an increase of approximately $4.3 million from the working capital of approximately $3.4 million at December 31, 2011. The increase in working capital was primarily due to the net proceeds of approximately $7.5 million from the 2012 Private Placement offset in part by $3.2 million of cash used for our operations in the first half of 2012.

Our activity since the closing of our IPO has been centered on purchasing and stockpiling indium. From inception to June 30, 2012, the Manager, a related party, purchased on our behalf approximately 44.5 metric tons of indium at an average original cost (prior to any lower of cost or market write-down) of approximately $617 per kilogram. These purchases were funded from the net proceeds received from the sale of our securities. As of June 30, 2012 and December 31, 2011, we held 44,498 and 34,459 kilograms of indium, respectively, in inventory at Brink’s. We are the named insured by Lloyds of London. As of June 30, 2012 and December 31, 2011, our aggregate original cost basis (prior to any lower of cost or market write-down) for the indium was approximately $27.5 million and $22.3 million, respectively, or approximately $617 and $648 per kilogram, respectively. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. At June 30, 2012, we had an aggregate of approximately $5.3 million in lower of cost or market write-downs, of which $1.5 million and $2.0 million, respectively, was recorded in the three months and six months ended June 30, 2012, as a result of the quoted price of indium at June 30, 2012 of $502.50 per kilogram being less than our carrying costs for certain lots held in inventory. Of the $5.3 million in write-downs through June 30, 2012, $3.3 million represents the write-down in 2011 which has resulted in a new cost basis of $570 for accounting purpose for the respective lots. The balance in the write-down of $2.0 million is subject to adjustment during the second half of 2012 should the price of indium increase above the spot price of $502.50 at June 30, 2012.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

SMG Indium Resources Ltd.
(Registrant)

August 10, 2012	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

August 10, 2012	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

