Form 10-Q
period 2012-09-30
SMG Indium Resources Ltd.
filed 2012-11-13
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 5, 2012 was 8,832,301.

 SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

 SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$6,693,483	$3,536,331
Prepaid expenses	45,561	23,704
Total Current Assets	6,739,044	3,560,035

Cash and cash equivalents restricted for indium purchases	-	2,700,781
Inventory - indium	24,243,053	18,998,756
Equipment, net of accumulated depreciation	680	929
Total Assets	$30,982,777	$25,260,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of $151,204 and $88,228 at September 30, 2012 and December 31, 2011, respectively	$252,989	$195,696
Total Current Liabilities	252,989	195,696

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.001 par value; authorized 40,000,000 shares at September 30, 2012 and December 31, 2011; issued and outstanding 8,832,301 shares and 6,832,301 shares at September 30, 2012 and December 31, 2011, respectively	8,833	6,833
Additional paid-in capital	40,099,478	32,598,678
Accumulated deficit	(9,378,523)	(7,540,706)
Total Stockholders' Equity	30,729,788	25,064,805
Total Liabilities and Stockholders' Equity	$30,982,777	$25,260,501

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating costs (income):
Inventory-indium write-down (recovery)	$(1,091,346)	$729,245	$913,242	$729,245
Operating expenses - Manager - related party	151,204	154,694	471,026	556,601
Officers and directors compensation expense	21,450	27,100	92,300	213,850
Other operating expenses	96,074	154,851	419,069	470,206
Total Operating Costs (Income)	(822,618)	1,065,890	1,895,637	1,969,902

Other expense (income):
Interest expense - Manager - related party	-	-	-	5,300
Interest income	(5,183)	(11,174)	(18,930)	(20,913)
Other income	(18,829)	-	(38,890)	-
Net Income (Loss)	846,630	(1,054,716)	(1,837,817)	(1,954,289)

Preferential Dividend to Class A Common Stockholders	-	-	-	(2,359,755)

Net Income (Loss) Applicable to Common Stockholders	$846,630	$(1,054,716)	$(1,837,817)	$(4,314,044)

Earnings (Loss) Per ShareApplicable to Common Stockholders
Basic and Diluted	$0.10	$(0.15)	$(0.21)	$(1.19)

Weighted Average Number of Shares
Basic and Diluted	8,832,301	6,832,301	8,803,104	3,637,839

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2011	6,832,301	$6,833	$32,598,678	$(7,540,706)	$25,064,805
Issuance of common stock to a related party in a private placement, net	2,000,000	2,000	7,495,500	-	7,497,500
Awards of stock options to an officer	-	-	5,300	-	5,300
Net loss	-	-	-	(1,837,817)	(1,837,817)
Balance at September 30, 2012	8,832,301	$8,833	$40,099,478	$(9,378,523)	$30,729,788

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

Cash flow from operating activities:
Net loss	$(1,837,817)	$(1,954,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of inventory - indium	913,242	729,245
Non-cash compensation to Manager - related party	-	197,970
Non-cash compensation to officers and directors	5,300	142,350
Accrued interest to Manager - related party	-	5,300
Depreciation	249	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(21,857)	(40,900)
Decrease (increase) in cash and cash equivalents restricted for indium purchases	2,700,781	(7,204,881)
Increase in inventory - indium	(6,157,539)	(13,158,514)
Increase in accounts payable and accrued expenses	57,293	146,726
Net cash used in operating activities	(4,340,348)	(21,136,993)

Cash flow from investing activities:
Purchase of equipment	-	(1,012)
Net cash used in investing activities	-	(1,012)

Cash flow from financing activities:
Proceeds from initial public offering, net	-	24,212,343
Proceeds from private placement of common stock to a related party, net	7,497,500	-
Net cash provided by financing activities	7,497,500	24,212,343

Net increase in cash and cash equivalents	3,157,152	3,074,338
Cash and cash equivalents, at beginning of period	3,536,331	693,940
Cash and cash equivalents, at end of period	$6,693,483	$3,768,278

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

The NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee and the number of IPO units that the Class A stockholders received upon the completion of the IPO. The NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month, plus cash and other Company assets, less any liabilities. At September 30, 2012 and December 31, 2011, the Company’s management calculated the NMV of the Company to be approximately $31.4 million and $25.7 million, respectively. At both September 30, 2012 and December 31, 2011, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $0.6 million.

The Company’s business strategy is to purchase and stockpile indium in order to achieve long-term appreciation in the value of its indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. The Company was required to use at least 85% of the net proceeds of the IPO to purchase and stockpile already processed and mined indium ingots within 18 months of consummating the IPO. The Company has satisfied its obligation and expended the 85% of the net proceeds required by the IPO. The Company’s indium is insured and physically stored in a facility located in New York. In the future, the Company’s indium may be stored in other facilities in the United States, Canada, the Netherlands and/or the United Kingdom.

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation – (continued)

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2011 has been derived from the Company’s 2011 audited financial statements included in the Company’s 2011 Annual Report on Form 10-K, as filed with the SEC. Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any interim period.

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

The spot price of indium at September 30, 2012 was $535 per kilogram as published by Metal Bulletin and posted on Bloomberg L.P., which is higher than $502.50 per kilogram, the price of indium at June 30, 2012. As a result of the spot price at September 30, 2012 being higher than the spot price used at June 30, 2012 to calculate the lower of cost or market adjustment, the Company recorded a lower of cost or market recovery for certain lots of indium inventory during the third quarter of 2012 aggregating approximately $1.1 million. For the nine months ended September 30, 2012 and 2011, the net lower of cost or market adjustment was a charge that aggregated approximately $0.9 million and $0.7 million, respectively, and for the three months ended September 30, 2011 such adjustment was approximately $0.7 million. The spot price of indium on November 1, 2012 was $537.50 per kilogram which is about the same as the spot price on September 30, 2012 of $535 per kilogram. Based on the spot price of indium on December 31, 2012, the Company may be required to record an additional recovery or write-down in the fourth quarter of 2012.

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Basic and Diluted Earnings (Loss) per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrant, using the treasury-stock method and convertible stock using the if-converted method. If antidilutive, the effect of potentially dilutive common shares is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For both the three months and nine months ended September 30, 2012, the number of common shares potentially issuable upon the exercise of certain (1) warrants was 6,998,101, (2) options was 639,999 and (3) unit purchase option (“UPO”) was 240,000. For both the three months and nine months ended September 30, 2011, the number of common shares potentially issuable upon the exercise of certain (1) warrants was 6,998,101, (2) options was 627,499 and (3) UPO was 240,000. These potentially issuable shares have been excluded from the computation of the diluted EPS for all periods since the effect would be antidilutive. Also, for the nine months ended September 30, 2011, 1,163,600 shares of Class A common stock were excluded from the calculation of dilutive EPS since the effect would be antidilutive.

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

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $2 thousand for both the three months ended September 30, 2012 and 2011 and $5 thousand and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively. The fair value of each option granted during the nine months ended September 30, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions in the following table:

	Nine months Ended September 30,
	2012	2011
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	17%	19%
Risk-free interest rate	0.72%-1.02%	0.87%-1.57%

The weighted average fair value at the date of grant for options granted during the nine months ended September 30, 2012 and 2011 was $0.53 and $0.69, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) is not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through September 30, 2012.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At September 30, 2012, the Company had cash on deposit of approximately $6.4 million in excess of federally insured limits of $0.3 million.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accounts payable and accrued expenses, and prepaid expenses, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount is based on lower of cost or market calculated on a specific-identification method with market being determined by the spot price of indium published by Metal Bulletin as posted on Bloomberg L.P. (a Level 2 fair value measurement).

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

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Equity Compensation Plan

The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. 1,000,000 shares of common stock are reserved for issuance pursuant to the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s Board of Directors or one of its committees. Options granted to date have vested immediately and expire in five years. At September 30, 2012, there were 360,001 options available under the plan for future grants.

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2011	629,999	$3,069,768	$3.90-7.50	$4.87
Granted	10,000	30,875	2.70-3.55	3.09
Canceled, Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2012	639,999	$3,100,643	$2.70-7.50	$4.84

The weighted average grant date fair value was $0.53 and $0.69 during the nine months ended September 30, 2012 and 2011, respectively. The weighted average remaining contractual life is 3.3 years for stock options outstanding at September 30, 2012.

Warrants

As of September 30, 2012, the Company has outstanding warrants exercisable for 6,998,101 shares of the Company’s common stock including 240,000 warrants underlying the UPO, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

Stock Repurchase Program

In May 2012, the Company’s Board of Directors authorized a $1.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until the May 31, 2013. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. No repurchases have been made through November 5, 2012.

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

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Related-Party Transactions – (continued)

The MSA has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on its NMV, at the end of each month, beginning upon the successful completion of the IPO. Such Manager fees aggregated approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively and $0.2 million and $0.3 million during the three and nine months ended September 30, 2011, respectively. Also during the three months and nine months ended September 30, 2011, the Company recorded compensation expense of zero and $0.1 million, respectively for a cash bonus to the Manager and a non-cash compensation charge of zero and $0.2 million, respectively for stock options issued to the Manager. There were no bonus or stock options granted to the Manager in 2012.

Prior to the closing of the Company’s IPO in May 2011, the Company borrowed approximately $0.3 million under a line of credit with the Manager. During the three months and nine months ended September 30, 2011, the Company recorded interest expense of zero and $5 thousand, respectively, in connection with this line of credit. On May 10, 2011, the Company completed its IPO, and the amount due to the Manager including accrued interest was automatically converted into fully vested, five-year options to purchase 150,000 shares of common stock at $4.50 per share.

The Company paid a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand and $15 thousand during the three months and nine months ended September 30, 2012, respectively and $5 thousand for both the three and nine months ended September 30, 2011.

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

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Commitments and Contingencies – (continued)

Compensation, con’t

In 2011, the Company’s Board of Directors approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the Board of Directors approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party, if the Company can successfully list its common stock on a major exchange.

Note 6 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that have required adjustment or disclosure in the financial statements.

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

In May 2011, we completed an Initial Public Offering (“IPO”) of an aggregate of 5,084,750 units at $5.00 per unit and raised aggregate net proceeds of approximately $24.0 million including the partial exercise of the underwriters’ overallotment option.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. Of the total raised in the IPO, 85% of the net proceeds, or approximately $20.4 million, was committed to be used to purchase and stockpile indium and 15% of the net proceeds, or approximately $3.6 million, is used for general working capital to fund operations. We have purchased sufficient quantity of indium to satisfy our commitment to use 85% of the net proceeds of the IPO for the purchase of indium.

On January 5, 2012, we closed a private placement (“2012 Private Placement”) of an aggregate of 2.0 million shares of our common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for aggregate net proceeds of approximately $7.5 million. Raging Capital Management, LLC is the general partner of Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., and collectively, the entities represent our largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, our director and, through his control of RCM Indium, LLC, a member of our Manager, Specialty Metals Group Advisors LLC. Although we have no legal requirement on how we spend the proceeds from the 2012 Private Placement, the Company intends to use 85% of the gross proceeds, or approximately $6.4 million, from such transaction to purchase and stockpile the metal indium and 15% of the gross proceeds, or approximately $1.1 million, for general corporate purposes. As of September 30, 2012, there is $2.9 million of gross proceeds remaining that the Company intends to use to purchase indium.

Our Company

We were formed to purchase and stockpile the metal indium. Our strategy is to achieve long-term appreciation in the value of our indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. We plan to achieve long-term appreciation in the value of our indium stockpile primarily through price appreciation of the physical metal. Although the price of indium has declined substantially from its high in March 2005, it is our belief that the long-term industry prospects for indium are attractive, and over time, the price of the metal will appreciate. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. To our knowledge, this is currently the only investment that allows potential stockholders to participate in the price appreciation of indium other than physical delivery of the metal itself. Our structure provides a simple and efficient mechanism by which a potential public stockholder may benefit from any appreciation in the price of indium. Our stockholders have the ability to effectively purchase an interest in indium in a manner that does not directly include the risks associated with ownership of companies that explore for, mine and process indium. Our common shares represent an indirect interest in the physical indium we own.

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

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of September 30, 2012, we purchased approximately 46.5 metric ton of indium at an aggregate original cost (prior to any lower of cost or market adjustment) of approximately $28.4 million that is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s Incorporated (“Brink’s”). The facility is visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or if we deem the warehouse company’s insurance inadequate.

Our expenses will be required to be satisfied by cash on hand that is not set aside for the purchase of indium. Cash on hand is expected to be sufficient to satisfy our expenses for approximately three years. If we expend our cash on hand to repurchase the full amount of common stock authorized under the $1 million stock repurchase plan, we expect to have cash sufficient to satisfy our expenses for at least two years. Our annual cash operating expenses, including management fees, are estimated to be approximately $1.3 million. We may subsequently lend or sell some, or all, of our indium stockpile to cover our operating expenses. Alternatively, we may seek to raise additional capital to cover our operating expenses through potentially dilutive equity offerings or debt financing. We are a taxable U.S. corporation and are subject to federal and state taxes.

Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our net market value (“NMV”) may also decline. Regardless of our ability to purchase indium in a timely manner, we expect to incur projected yearly cash operating expenses of approximately $1.3 million. Further, we have and expect to continue to incur, from time to time, non-cash share-based compensation expenses, which are not included in the aforementioned yearly cash operating expenses. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to the operating expenses noted above. The percentage increase required cannot be accurately determined at this time. It is highly dependent upon several variables including, but not limited to, the exact number of kilograms of indium purchased, the average price paid and the amount of time it takes for us to fully spend the proceeds from the 2012 Private Placement to complete our indium stockpile.

The annual average price of indium increased approximately 23.0% in 2011. It increased from an average price of $567 per kilogram in 2010 to an average price of $696 per kilogram in 2011. According to the US Geological Survey, the U.S. producer price for indium began the year 2011 at $570 per kilogram, increased to $690 per kilogram in April, and rose further to $785 per kilogram in May; the price remained at that level through early November. The New York dealer price range for indium began the year at $520 - $570 per kilogram and increased through early June, reaching a high of $800 - $875 per kilogram. The price then decreased to $630 - $670 per kilogram by early November before falling further to $540 - $600 per kilogram by the end of December. The price of indium at September 30, 2012 was $535 per kilogram as published by Metal Bulletin and posted on Bloomberg L.P. Since the closing of our IPO in May 2011, the price of indium has declined 29.1% through September 30, 2012, resulting in aggregate write-downs of indium inventory of approximately $4.2 million since the closing of the IPO.

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

 Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside our control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) is not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through September 30, 2012.

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

The spot price of indium at September 30, 2012 was $535 per kilogram as published by Metal Bulletin and posted on Bloomberg L.P. which is higher than $502.50 per kilogram, the price of indium at June 30, 2012. As a result of the spot price at September 30, 2012 being higher than the spot price used at June 30, 2012 to calculate the lower of cost or market adjustment, the Company recorded a lower of cost or market recovery for certain lots of indium inventory during the third quarter of 2012 aggregating approximately $1.1 million. For the nine months ended September 30, 2012 and 2011, the net lower of cost or market adjustment was a charge that aggregated approximately $0.9 million and $0.7 million, respectively, and for the three months ended September 30, 2011 such adjustment was approximately $0.7 million. The spot price of indium on November 1, 2012 was $537.50 per kilogram which is about the same as the spot price on September 30, 2012 of $535 per kilogram. Based on the spot price of indium on December 31, 2012, the Company may be required to record an additional recovery or write-down in the fourth quarter of 2012.

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

During the nine months ended September 30, 2012, the Company entered into USPAs where we sold 99.99% purity indium at a fixed price and the buyers subsequently sold back to us the same quantity of 99.99% purity indium at a fixed price that was at a discount from the price per kilogram that we originally sold indium to the buyer. Any USPA is accounted for on a combined basis resulting in a gain as a result of the discount that is recorded in other income.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statement.

Results of Operations

The results of operation for the three months and nine months ended September 30, 2012 and 2011 are as follows:

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating costs (income):
Inventory-indium write-down (recovery)	$(1,091,346)	$729,245	$913,242	$729,245
Operating expenses - Manager - related party	151,204	154,694	471,026	556,601
Officers and directors compensation expense	21,450	27,100	92,300	213,850
Other operating expenses	96,074	154,851	419,069	470,206
Total Operating Costs (Income)	(822,618)	1,065,890	1,895,637	1,969,902

Other expense (income):
Interest expense - Manager - related party	-	-	-	5,300
Interest income	(5,183)	(11,174)	(18,930)	(20,913)
Other income	(18,829)	-	(38,890)	-
Net Income (Loss)	846,630	(1,054,716)	(1,837,817)	(1,954,289)

Preferential Dividend to Class A Common Stockholders	-	-	-	(2,359,755)

Net Income (Loss) Applicable to Common Stockholders	$846,630	$(1,054,716)	$(1,837,817)	$(4,314,044)

Earnings (Loss) Per ShareApplicable to Common Stockholders
Basic and Diluted	$0.10	$(0.15)	$(0.21)	$(1.19)

Weighted Average Number of Shares
Basic and Diluted	8,832,301	6,832,301	8,803,104	3,637,839

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

Three Months Ended September 30, 2012 Compared to September 30, 2011 Comparable Period

For the three months ended September 30, 2012, total operating income was approximately $0.8 million including a non-cash lower of cost or market recovery of indium inventory of approximately ($1.1) million. For the comparable period in 2011, total operating costs were approximately $1.1 million including a lower of cost or market write-down of approximately $0.7 million. The spot price of indium at September 30, 2012 was $535 per kilogram, as published by Metal Bulletin and posted on Bloomberg L.P., which is higher than $502.50 per kilogram, the price of indium at June 30, 2012. As a result of the spot price in this quarter being higher than the spot price used at June 30, 2012 to calculate the lower of cost or market adjustment, the Company recorded a lower of cost or market recovery for certain lots of indium inventory during the third quarter of 2012 whereas in the comparable period in 2011 there was a write-down of indium as a result of a continued decline in the spot price of indium in the third quarter of 2011. For the three months ended September 30, 2012 and 2011, total operating costs exclusive of the inventory write-down (recovery) were approximately $269 thousand and $337 thousand, respectively, representing a decrease of 20%. Operating expenses-Manager-related party in the third quarter of 2012 approximated the same as the comparable period in 2011. Officers and directors compensation expense declined approximately $6 thousand. Other operating expenses declined from approximately $155 thousand in the 2011 period to approximately $96 thousand in 2012 principally due to lower professional fees and franchise tax. Based on our current business plan, we expect that our normal annual cash operating expenses will approximate $1.3 million annually over the next few years. Interest income decreased approximately $6 thousand during the quarter ended September 30, 2012, when compared to the comparable quarter in 2011 principally as a result of lower cash and cash equivalents available for investment during the third quarter of 2012 when compared to the comparable quarter in 2011 where our cash and cash equivalents available for investment were at a higher level due to the receipt of the net proceeds from our IPO received in the second quarter of 2011. During the three-month period ended September 30, 2012, there was approximately $19 thousand in other income relating to the USPA transaction in the quarter.

Net income was approximately $0.8 million for the three months ended September 30, 2012 (or $0.10 per basic and diluted share) compared to a net loss of approximately ($1.1) million (or $0.15 per basic and diluted share) in the comparable period ended September 30, 2011. The net income in the third quarter of 2012 was principally a result of approximately $1.1 million from the recovery of indium inventory, described above, compared to a write-down of approximately $0.7 million in the comparable period in 2011 plus lower operating expenses in 2012. The weighted average number of common shares increased from 6,832,301 in 2011 to 8,832,301 in the third quarter of 2012 as a result of the shares issued in the 2012 Private Placement.

Nine months Ended September 30, 2012 Compared to September 30, 2011 Comparable Period

For the nine months ended September 30, 2012, total operating costs were approximately $1.9 million including approximately $0.9 million for non-cash lower of cost or market write-down of indium. Total operating costs for the nine months ended September 30, 2011 were approximately $2.0 million including an indium write-down of approximately $0.7 million. Both the nine months ended September 30, 2012 and 2011 included a write-down to indium inventory as a result of the decline in the spot price of indium from the price paid for certain lots of indium during the nine-month periods in both 2012 and 2011. For the nine months ended September 30, 2012, total operating costs exclusive of the indium write-down were approximately $1.0 million compared to operating expenses exclusive of the indium write-down of approximately $1.2 million in the comparable period in 2011, representing a decrease of approximately $0.2 million (or 20.8%). Operating expenses-Manager-related party decreased approximately $85 thousand and officers and directors compensation expenses decreased approximately $122 thousand both as a result of primarily lower non-cash compensation expense of the Manager and directors and officers in the nine months ended September 30, 2012. Other operating expenses declined approximately $51 thousand due principally to lower professional fees. Interest expense decreased approximately $5 thousand during the nine months ended September 30, 2012 due to the exchange of the note payable to Manager for stock options in May 2011 and interest income decreased approximately $2 thousand when compared to the comparable nine months in 2011 principally as a result of lower cash balances available to invest throughout the nine months ended September 30, 2012. During the nine months ended September 30, 2012, approximately $39 thousand was reported in other income relating to the USPA transactions in 2012.

For the nine months ended September 30, 2012, we reported net loss of approximately $1.8 million (or $0.21 per basic and diluted share) as compared with a net loss applicable to common stockholders for the nine months ended September 30, 2011 of approximately $4.3 million (or $1.19 per basic and diluted share). The results for the nine months ended September 30, 2011 included a non-cash preferential dividend to Class A Common Stockholders of approximately $2.4 million. Exclusive of the preferential dividend in 2011, the net loss in the nine months ended September 30, 2012 decreased approximately $0.1 million due to lower non-cash compensation expense of approximately $0.3 million in the nine months ended September 30, 2012 offset in part by a higher lower of cost or market inventory write-down of $0.2 million. The weighted average number of common shares increased from 3,637,839 in 2011 to 8,803,104 in the 2012 period as a result of shares issues in the IPO and the 2012 Private Placement.

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

A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	September 30,	December 31,
	2012	2011
U.S. GAAP net book value	$30,729,788	$25,064,805
Excess of the indium spot price over GAAP net book value	643,746	642,727
NMV	$31,373,534	$25,707,532

The reasons why the Company relies on the NMV measurement are as follows:

•	it is a measurement of the true value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•	it provides the greatest transparency to our shareholders in evaluating how the Company is performing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin and posted on Bloomberg L.P.;

•	it is used internally to evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

•	it provides additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for shareholders and potential investors to evaluate how management has performed in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

No assurances can be given that the Company could liquidate its indium holdings at the market prices published by Metal Bulletin.

Liquidity and Capital Resources

Since our inception and through September 30, 2012, we have incurred net losses of approximately $7.0 million and we have not yet achieved profitability. We also recorded in 2011 an approximate $2.4 million non-cash preferential dividend to Class A Common Stockholders resulting in an accumulated deficit of approximately $9.4 million at September 30, 2012. We will need to generate significant revenues to achieve profitability. However, we do not expect to generate significant revenues over the near term or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. As a result, we expect to continue to incur operating losses and we may never achieve profitability. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. In fact, the price of indium has declined since the closing of our IPO. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control.

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

As of September 30, 2012, we have cash and cash equivalents of approximately $6.7 million compared to cash and cash equivalents of approximately $3.5 million at December 31, 2011, representing an approximate $3.2 million increase. Our primary source of funds has been from the public and private sale of equity securities. In 2010 and 2009, we received net proceeds of approximately $5.6 million in connection with a private placement of our Class A common stock and warrants, in May 2011, we raised net proceeds of approximately $24.0 million in connection with our IPO, and in January 2012, we raised net proceeds of approximately $7.5 million from the 2012 Private Placement. See Note 3 of notes to financial statements.

We were required to utilize 85% of the net proceeds from the IPO to purchase indium. We have purchased a sufficient quantity of indium to satisfy our commitment with respect to the IPO. In January 2012, we raised net proceeds of approximately $7.5 million in the 2012 Private Placement. Although we have no legal requirement on how we spend the proceeds from the 2012 Private Placement, we intend to use 85% of the gross proceeds from the 2012 Private Placement, or approximately $6.4 million for the purchase of indium and 15%, or approximately $1.1 million, for general corporate purposes. As of September 30, 2012, we have spent approximately $3.5 million of the proceeds of the private placement on purchases of indium. We have available approximately $6.7 million in cash and cash equivalents at September 30, 2012, of which we intend to use approximately $2.9 million to fund purchases of indium. We expect that $4.0 million of available funds will be sufficient to allow us to operate for about three years from September 30, 2012. If however, we expend our cash on hand to repurchase the full amount of common stock authorized under the $1.0 million stock repurchase plan as described below, we expect to have cash sufficient to satisfy our expenses for at least two years. Over this time period, we will use these funds for paying the annual related-party Manager’s fee for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We anticipate that we will incur annual cash expenses of approximately $1.3 million in the aggregate including: (i) storage and insurance for indium — $0.1 million; (ii) the annual related-party Manager’s fee — $0.7 million; (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $0.4 million. Further, we have and we expect to continue to incur, from time to time, non-cash compensation expenses, which are not included in the aforementioned normal cash operating expenses. Although we do not believe we will need to raise additional funds in order to meet the cash expenditures required for operating our business over the next two years, we may need to raise additional capital if we encounter unforeseen costs. The proceeds, if any, we may receive from the exercise of outstanding options and warrants will be allocated to the purchase of additional indium and for general working capital purposes, including but not limited to the payment of our operating expenses. The exact percentage of any warrant proceeds allocated toward purchasing additional indium and the time period to purchase indium using such proceeds will be determined by the Manager, in its sole discretion.

In May 2012, the Company’s Board of Directors authorized a $1.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until May 31, 2013. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. No repurchases have been made through November 1, 2012.

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Nine Months Ended September 30,
	2012	2011

Net cash used in operating activities	$(4,340,348)	$(21,136,993)
Net cash used in investing activities	-	(1,012)
Net cash provided by financing activities	7,497,500	24,212,343
Net increase in cash and cash equivalents	$3,157,152	$3,074,338

The net cash and cash equivalents used in operations during the first nine months of 2012 principally represents our loss from operations less non-cash charges relating principally to the approximate $0.9 million lower of cost or market write-down of inventory plus the use of approximately $3.5 million of cash and cash equivalents for indium purchases net of the use of long-term restricted cash and cash equivalents for indium purchases of $2.7 million. Net cash used in operating activities for the nine months ended September 30, 2012 when compared to net cash and cash equivalents used in operating activities for the nine months ended September 30, 2011 decreased approximately $16.8 million. The decrease was primarily due to the higher purchases of indium in 2011 and the increase in long-term restricted cash representing funds committed for indium purchases from the net proceeds of our IPO in May 2011.

Cash Flows from Financing Activities

The net cash provided by financing activities during the nine months ended September 30, 2012 represents the net proceeds received from the 2012 Private Placement of approximately $7.5 million and the net cash provided by financing activities in the nine months ended September 30, 2011 represents the net proceeds from our IPO.

Working Capital, Indium Inventory and Indium Purchase Commitments

At September 30, 2012, we have working capital of approximately $6.5 million. This represents an increase of approximately $3.1 million from the working capital of approximately $3.4 million at December 31, 2011. The increase in working capital was primarily due to the net proceeds of approximately $7.5 million from the 2012 Private Placement offset in part by approximately $4.3 million of cash used for our operations in the nine months ended September 30, 2012.

Our activity since the closing of our IPO has been centered on purchasing and stockpiling indium with the net proceeds received from the sale of our securities. As of September 30, 2012 and December 31, 2011, we held 46,517 and 34,459 kilograms of indium, respectively, in inventory at Brink’s. We are the named insured by Lloyds of London. As of September 30, 2012 and December 31, 2011, our aggregate original cost basis (prior to any lower of cost or market write-down) for the indium was approximately $28.4 million and $22.3 million, respectively, or approximately $611 and $648 per kilogram, respectively. At September 30, 2012, we had an aggregate of approximately $4.2 million in lower of cost or market write-downs as a result of the quoted price of indium at September 30, 2012 of $535 per kilogram being less than our costs for certain lots held in inventory. Of the $4.2 million in write-downs through September 30, 2012, $3.3 million represents the write-down at December 31, 2011 which has resulted in a new cost basis of $570 per kilogram for accounting purpose for the respective lots. The balance in the write-down of $0.9 million is subject to adjustment during the fourth quarter of 2012 should the price of indium increase above the spot price of $535 at September 30, 2012. However, should the spot price of indium fall below $535 at December 31, 2012, there would be an additional write–down in the fourth quarter.

We have one outstanding purchase commitment for 500 kilograms of indium at a price of $450 per kilogram for a total cost of approximately $0.2 million for which we have neither taken delivery nor paid for such purchase.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMG Indium Resources Ltd.
(Registrant)

November 9, 2012	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

November 9, 2012	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

