Form 10-K
period 2012-12-31
SMG Indium Resources Ltd.
filed 2013-04-01
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2012 was $12,627,296.

The number of shares of the registrant’s common stock outstanding as of March 8, 2013 was 8,803,817.

SMG Indium Resources Ltd.

Annual Report on Form 10-K

For the Year Ended December 31, 2012

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

PART I

Item 1.          Business

Introduction

We are a corporation established pursuant to the laws of Delaware on January 7, 2008. On April 2, 2008, we changed our name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. We operate a single-segment business whose primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. We may also lend, lease or sell indium if management believes it is advantageous. Effective with the quarter ended June 30, 2011 we are considered an operating company and are no longer considered a development stage company.

We were formed to purchase and stockpile the metal indium. Our strategy is to achieve long-term appreciation in the value of our indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. We plan to achieve long-term appreciation in the value of our indium stockpile primarily through price appreciation of the physical metal. Price appreciation of the metal indium held in our stockpile is critical for us to maintain our NMV and for investors to receive a return on their investment. However, there is no assurance that the price of indium or the value of our securities will increase over time. In fact, the price of indium has declined substantially from its high in March 2005. To our knowledge, this is currently the only investment that allows potential stockholders to participate in any price appreciation of indium other than through physical delivery of the metal itself. Our structure provides a simple and efficient mechanism by which a public stockholder may benefit from any appreciation in the price of indium. Our stockholders have the ability to effectively purchase an interest in indium in a manner that does not directly include the risks associated with ownership of companies that explore for, mine and process indium. Our common shares represent an indirect interest in the physical indium we own.

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

We utilize and expect to continue to utilize facilities that meet our requirements that are either: (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. From inception through December 31, 2012, our Manager, Specialty Metals Group Advisors LLC, which is a related party, purchased on our behalf approximately 47.0 metric tons (“mt”) of indium, which is currently stored in an insured, secure facility in New York owned and operated by Brink’s Global Services U.S.A., Inc. (‘‘Brink’s’’), a bonded warehouse. Our chief executive officer or our chief operating officer inspects the facilities. The facilities are visited at least once per year for inspection.

Our expenses will be required to be satisfied by cash on hand that is not set aside for the purchase of indium. Cash on hand that is not set aside to purchase indium is expected to be sufficient to satisfy our operating expenses for at least three years. Our annual cash operating expenses, including management fees, are estimated to be approximately $1.2 million. We may subsequently lend, lease or sell some, or all, of our indium stockpile to cover our operating expenses. Alternatively, we may seek to raise additional capital to cover our operating expenses through potentially dilutive equity offerings or debt financing. Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for any such decreases, our net market value (“NMV”) will decline. Our stockpile of indium may also decrease over time due to sales of indium against purchases of common shares that are priced lower than our NMV per common share. In such instances, our NMV per common share would rise. NMV is a non-GAAP measure-see below under “GAAP verses non-GAAP Disclosure.”

All of our indium transactions are negotiated by our Manager, a related party. Our Manager is paid a 2.0% per annum fee based on our NMV as compensation for these services. The NMV is determined by multiplying the number of kilograms of our indium holdings by the last spot price for indium published by Metal Bulletin PLC posted on Bloomberg L.P., plus cash and any other assets, less any and all of our outstanding payables, indebtedness and any other liabilities.

Our officers and directors have limited experience in stockpiling the metal indium prior to joining the Company, although our chief executive officer had experience purchasing, selling, storing and lending precious metals, base metals, non-exchange traded metals, and illiquid metals.

Our Manager:

•	first and foremost, purchases and stockpiles indium ingots with a minimum purity level of 99.99% on our behalf;

•	negotiates storage arrangements for our indium stockpile in warehouses or third-party facilities located in the United States, Canada, the Netherlands and/or the United Kingdom;

•	makes sure the stockpile is fully insured by either the storage facility’s insurance policy, a separately purchased insurance policy, or both;

•	purchases insurance on standard industry terms to insure the indium which we own during its transportation to and from the storage facility;

•	is responsible for conducting limited inspections of the indium delivered to us;

•	relies on the good faith of its suppliers to provide indium that meets our requirements. If indium is purchased from a third-party supplier that is not known to be a regular indium industry supplier, our Manager, at its discretion, may hire, at our expense, an independent lab to perform random assay tests to verify the purity of the indium. The Manager uses only reputable assayers recommended by reliable third-party sources;

•	may lend, lease and/or sell indium from our stockpile, based on market conditions;

•	publishes on our website the spot price of indium, our NMV and the quantity of indium held in inventory on a bi-weekly basis.

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

We are not legally prohibited from pursuing other business strategies pursuant to our certificate of incorporation, as amended, or any other corporate document. If based on market conditions our Manager determines that it may be in our best interest to expand our lending, leasing and/or selling activities beyond what is necessary to cover operating expenses or if the Manager determines that we should begin actively speculating on short-term fluctuations in indium prices or pursue strategic transactions with other companies operating in the indium market including the Federal Government, the Manager will be required to obtain the approval of our board of directors to adopt such a strategic change in our business directive. Additionally, we will promptly notify stockholders of any such modifications to our stated business plan. Our operations have been limited to purchasing, stockpiling, lending or leasing the metal indium. Recently, our board of directors granted management the authority to sell indium from inventory if management believes the price of indium is advantageous.

Suppliers

We have and intend to stockpile already mined and processed indium ingots with a minimum purity level of 99.99%, known as 4N or four nines grade. Based on common industry knowledge and our established indium industry relationships, we can determine which companies are regular indium industry suppliers. We consider companies granted indium export licenses from the Chinese government as regular indium industry suppliers. We consider companies such as Teck Resources Limited., Xstrata Plc, Indium Corporation of America, Umicore Indium Products Co. Ltd., Molycorp Inc. and Aim Specialty Materials as regular industry suppliers because they are all well known within the industry and have well established reputations. We consider metal trading houses listed in our ‘‘Competition’’ section like Traxys North America LLC, Glencore International AG, Wogen PLC, 5N Plus Inc., etc. that have years and in some cases, decades of experience within the industry as regular indium industry suppliers. We use subjective criteria to determine whom we do business with and for competitive reasons we do not disclose specifically which companies we intend to do business with. Currently, an established regular indium industry designated supplier list does not exist.

Strategy and Policies

Through December 31, 2012, we purchased approximately 47.0 metric tons of indium and we have fully met our commitment of utilizing 85% of the net proceeds from our initial public offering (“IPO”) to purchase indium. Our business model is premised on the long-term appreciation in the value of our indium stockpile. If there is a significant appreciation in the price of indium, we may sell some or all of the indium held in our stockpile. Our business plan could be adversely affected by the substantial competition we face in the marketplace. There are a substantial number of manufacturers that require indium for the production of flat panel displays (“FPDs”), liquid crystal display (“LCDs”), personal digital assistant (“PDAs”), light emitting diodes (“LEDs”) and copper indium gallium selenide (“CIGS”) thin film photovoltaics. We expect to compete with manufacturers for purchase of the primary indium supply or sales of our indium stockpile. The fact that many of these companies have more substantial resources than us and have established relationships with indium industry suppliers may prove to be detrimental to our ability to effectuate our business plan.

We may face direct competition from market participants in purchasing or selling our stockpile of indium. There are no other companies, known to us, that have a business model solely dedicated to the purchasing and stockpiling of indium. However, we would have to potentially compete with miners, refiners, suppliers, end-users, traders and other market participants in purchasing or selling indium. The companies listed in the ‘‘Competition’’ section are a partial list of companies that are well known indium industry participants that either mine, refine, use, and or trade indium. These companies would be considered indirect competition.

We have purchased only a limited quantity of indium from the recycling market. After extensive discussions with indium industry participants, we determined that it is not feasible for us to buy substantial quantities of indium directly from the recycling companies. Recycling scrap indium into 3N7 or higher purity metal ingot is a complex and time consuming process. Typically, end users (i.e. FPD manufacturers) establish contracts directly with the recyclers. Pursuant to such contracts, the end user supplies the recycler with scrap indium and the recycler specially processes, refines, and then returns the purified recaptured indium to the end user. Typically, recyclers do not sell the recycled indium to anyone else other than the end user who supplied the scrap indium. Industry insiders consider the recycling market a ‘‘closed loop.’’ End users and recyclers do not disclose the particulars of their relationships and contracts. This inaccessibility will limit us to the primary indium market. The primary market is smaller than the recycling market and may affect our ability to purchase any additional indium. Furthermore, Chinese export restrictions may serve to further reduce our access to more than 50% of the world’s primary indium production.

The indium market is illiquid and considered small compared to the base metals. There are a limited number of suppliers and purchasers of indium. If new companies are formed to purchase and stockpile indium, and in the event we raise additional capital to purchase more indium, this may adversely affect our ability to procure sufficient quantities of indium on a timely basis or even at all.

Indium Price Trends

The annual average price of indium, as published by Metal Bulletin and posted on Bloomberg L.P., decreased from $696 per kilogram in 2011 to $528 per kilogram in 2012; a decline of 24.1%. In 2012, indium traded in a range from $450 per kilogram to $600 per kilogram and ended the year at $485 per kilogram, which represented a decrease of 14.9% from the closing price of $570 per kilogram at the end of 2011. The average price of indium had increased from $567 per kilogram in 2010 to $696 per kilogram in 2011.

Accounting for Direct Sales and Lending Transactions

From time to time we may enter into ‘‘direct sales and or ‘‘lending’’ transactions. Under a ‘‘direct sale’’ transaction, we would record as income, or loss, the difference between the proceeds received from the sale of indium and the indium carrying value. We engage in lending indium from time to time as a means of generating income to help cover annual operating expenses. A typical loan contract would be for terms of six months or less, and in almost no circumstance would it exceed a period of one year. As lender, we negotiate an Unconditional Sale and Purchase Agreement (‘‘USPA’’) with a prospective borrower. As part of the USPA, once all terms are reviewed and approved by our management team, we physically deliver indium to the borrower.

In indium lending transactions, we exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership pass to the purchaser/counterparty in the lending transaction. We simultaneously enter into an agreement with such counterparty in which it unconditionally commits to purchase and the counterparty unconditionally commits to sell a specified tonnage and purity of indium that is to be delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). In some cases, the USPA may contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for USPA transactions on a combined basis (sale and purchase) and evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations.

There is no established market lending rate for indium. The terms of the USPA contracts stipulate that the indium returned must be of equivalent quantity and purity. In the event of a loan to the producer, in which we have received dollars for the indium lent, there is a risk that the producer will not return the equivalent quantity or quality indium. Failure of the producer to perform is a risk to our business if the price of indium appreciates and we cannot replace the loaned indium at the same or a lower price than we loaned the indium. The ability of the borrower to satisfy the commitment to return the equivalent quantity and purity of indium is a business risk that we face in a lending transaction. However, the penalty fee aspect as detailed in our USPA, if included, would somewhat mitigate our overall business risk because the penalty fee would provide funds for us to purchase indium from other sources at less than favorable prices (if applicable). Notwithstanding the foregoing, if the borrower defaults on its obligations under the USPA, there is always the risk that we might not be able to replace the indium lent at favorable prices. In such instances, we may not be able to recoup our losses through litigation and we would assume the loss which could negatively impact our NMV.

Indium Market Overview

About Indium

Indium (symbol In) is a rare, very soft, silvery-white malleable metal with a bright luster. It is number 49 on the Periodic Table of Elements with an atomic weight of 114.81. Indium is chemically similar to aluminum and gallium, but more closely resembles zinc. Indium is a rare element and ranks 61st in abundance in the Earth’s crust at an estimated 240 parts per billion by weight. This makes it about three times more abundant than silver or mercury. Indium occurs predominantly in the zinc-sulfide ore mineral, sphalerite. Indium is produced mainly from residues generated during zinc ore processing, but is also found in iron, lead, and copper ores. According to the USGS, the average indium content of zinc deposits from which it is recovered, ranges from less than 1 part per million to 100 parts per million. Its occurrence in nature with other base metal ores is sub-economic for indium recovery. Pure indium in metal form is considered non-toxic by most sources.

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

Demand for Indium

Indium is an indispensable raw material to the LCD market. Currently, a very small amount of indium is required in the fabrication of the vast majority of flat panel displays (“FPD’s”) produced. This is the primary use of indium today, accounting for nearly two thirds of indium consumption.

Demand for indium, driven by the LCD industry, has grown in the last decade as flat panel displays have effectively driven the once dominant cathode ray tube (“CRT”) into obsolescence. Indium, in the form of indium-tin-oxide (“ITO”), creates the optically transparent electrodes that drive LCD displays on TVs, computer monitors, laptops, tablets, cell phones and other devices. Beyond a few niche applications, LCDs currently do not function without indium and, there is no practical, large scale, substitute transparent conductive oxide. According to investor presentations made by Corning Incorporated, one of the world's largest LCD glass manufacturers, LCD glass demand has grown from 1.7 billion square feet in 2007 to about 3.5 billion square feet in 2012 and could grow to 3.76 billion square feet in 2013.

The cost of the indium contained within an LCD display, relative to the cost of the actual LCD display, is marginal, representing about 1% of the total cost of production. Therefore, industry experts believe that a sharp rise in the price of indium is unlikely to significantly reduce demand for the metal by the LCD industry.

Indium supply is constrained by global smelting capacity capable of indium extraction and production levels, as reported by USGS, have increased over the last three years after decreasing from 2006 through 2009. Indium is a minor by-product of zinc mining (and to a lesser extent, lead and tin) representing a small credit to production. The value of indium mined in 2012 was approximately $354 million, representing 1.4% of the value of the $25 billion zinc market in 2012. Currently, there are no indium mines and zinc producers do not increase zinc production for the purpose of extracting additional quantities of indium.

Although production scrap is reworked in the normal course of operations, it is not currently economical to recycle indium from post-consumer scrap from sources such as used LCD displays.

New technology driven applications for indium are emerging in LED lighting, thin-film solar PVs and high performance semiconductors. In recent government sponsored reports, the U.S. and Europe have each identified indium as a critical metal upon which important industries, including clean energy, are dependent. China, Japan and South Korea also view indium as critical to their industries and are either developing strategic stockpiles, or laying the groundwork to do so.

According to USGS, the total production of primary indium was estimated to be 670 and 662 mt in 2012 and 2011, respectively. We calculated, based on the prices Metal Bulletin posted on Bloomberg L.P., that the average price for indium was $527.63 and $696.28 per kilogram in 2012 and 2011, respectively. Based on these figures, we determined that the size of the primary indium market was approximately $354 million and $461 million in 2012 and 2011, respectively. Industry information with regards to monthly sales volumes and dollar values of indium transactions is not readily available. Indium does not trade on any forwards or futures exchanges and there are no indium forwards or futures contracts.

In a June 2010 report titled "Critical Raw Materials for the EU" (http://ec.europa.eu/enterprise/policies/raw-materials/critical/index_en.html), the European Commission identified a list of 14 economically important raw materials, including indium, which is subject to a higher risk of supply interruption. There are a number of reasons for this heightened supply risk, one of which is the high concentration of the production of a raw material in a given non-EU country. In the case of indium, over 50% of production is based in China. In March 2012, the Commission provided a preliminary analysis into the added value and feasibility of a possible stockpiling program of raw materials, including indium. Based on a study commissioned by the German Federal Ministry of Economics and Technology, referenced in the 2010 report, the demand for indium from emerging technologies is expected to grow from 234 mt in 2006 to 1911 mt in 2030. Indium’s demand in 2030 could exceed 2006 supply levels by 3.29 times. Also, a December 2010 report published by the U.S. Department of Energy entitled, “Critical Materials”, suggests that over 1500 mt of indium could be consumed annually by 2025 for clean energy technologies alone.

Applications

FPDs, LCDs & LEDs

Indium is an essential raw material for a number of consumer electronics applications. The primary commercial application of indium is in coatings for the FPD industry. Indium is most useful when chemically processed with tin-oxide to form ITO, an optically transparent and electrically conductive material. Sputtering targets are placed in a vacuum and thin layers of ITO are then applied as electrical contacts onto LCD glass; the thin, technically pristine sheets of glass used to produce LCDs on electronic devices like television sets, computers and mobile phones. In addition to its unique combination of transparency and conductivity, ITO is also preferred for use in LCD technology due to its other unique qualities of low melting point, good uniformity (which is suitable for large LCDs), fast etching time and long life span. Production of ITO thin-film coatings accounted for approximately 66.0% of global indium consumption. Of the remaining 34.0% of the global indium market, other end uses include solders, alloys and compounds, 27.0%; electrical components, semiconductors and PV 7.0%.

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

Solar Energy Technology

Indium-based CIGS is a new semiconductor material comprised of copper, indium, gallium, and selenium. Its main use is for high-efficiency photovoltaic cells (CIGS cells), in the form of thin-film photovoltaic. The thin-film photovoltaic has several advantages over traditional solar energy technologies. It is lightweight, can be applied on uneven surfaces and can be rolled up when not in use. CIGS shows great promise in the lab in achieving high conversion efficiencies at low costs. According to the USGS, CIGS solar cells require approximately 50 metric tons of indium to produce 1 gigawatt ("GW") of solar power. We believe that over time, as manufacturing efficiencies are achieved through mass production, consumption of indium per GW of CIGS production will decrease by as much as fifty percent compared to USGS's estimate. Research is underway to develop a low-cost manufacturing process for flexible CIGS solar cells that would yield high production throughput. Flexible CIGS solar cells are already in use in roofing materials, and we believe they could also be used in other building integrated photovoltaics (“BIPVs”) and in various applications in the aerospace, military and recreational industries.

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

Supply of Indium

According to the USGS, the top five indium producing countries in the world in 2012 and 2011 were China, Japan, Canada, Republic of Korea and Belgium. China’s refinery production of indium was approximately 390 and 380 metric tons in 2012 and 2011, respectively. This is approximately 58% and 53% of the annual total global refined primary production of 670 mt. and 640 mt. in 2012 and 2011, respectively. According to the USGS, annual worldwide production had ranged between 546 mt to 609 mt per year from 2007 to 2010. Worldwide annual production further increased to an estimated 662 mt in 2011 and to 670 mt in 2012.

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

China

According to the USGS, China controls over 50% of the world’s refined indium production. There are a number of major producers in China, but also numerous smaller producers, relying on purchasing the concentrates from the larger base-metal refiners. China produces approximately 390 metric tons of indium per year.

World Refined Indium Production (Metric Tons)

	2007	2008	2009	2010	2011	2012
China	320	310	280	340	380	390
Korea, Republic of	50	75	70	70	70	70
Japan	60	65	67	70	70	70
Canada	50	45	40	67	75	70
Belgium	30	30	30	30	30	30
Russia	12	12	4	n/a	5	5
France	10	0	0	n/a	n/a	n/a
Brazil	n/a	n/a	n/a	5	5	5
Peru	6	6	25	n/a	n/a	n/a
United States	0	0	0	0	0	0
Other Countries	25	25	30	27	27	30
World Total	563	568	546	609	662	670

(1) Table is taken from the U.S Geological Survey Minerals Commodities Summaries, January 2008 through January 2013.

China is responsible for most of the increased global zinc and indium production in the last two decades. China has now become the world’s largest producer and consumer of metals and minerals. Much of China’s demand for zinc is a result of infrastructure expansion. The massive development of their mining and smelting industry strained the resources of the country and had a detrimental impact on the environment. The Chinese government responded to this adversity with a policy of replacing small, dirty and inefficient plants with large, new and efficient smelters and refineries designed to comprehensively recover by-products that would otherwise be waste. Additionally, Chinese zinc ores are uncommonly high in their indium content. As Chinese zinc output swelled to approximately 40% of global production, the Chinese policy of comprehensive recovery resulted in a surge of indium production.

The Chinese government restricts the export of indium with taxes and quotas. In December 2009, China announced it would reduce export taxes on unwrought indium, indium scrap and indium powder from the 10.0% to 15.0% level in 2009 to 5.0% in 2010. In December 2012, China's Ministry of Commerce published the list of indium exporters with the first batch of export quotas for 2013. There are 16 companies on the list, one company less than 2012. The approved export quota volume for the first batch of 2013 represents approximately 60% of the total export quota volume for the year. According to the list, the first batch of quotas awarded to each company is the same as the previous year. The indium export quota volume for the first batch of 2013 is 138.26 mt. Therefore, the Chinese export quota for 2013 is approximately 231 mt of indium, essentially unchanged from 2012.

Canada

The USGS estimated that in 2012 Canada produced 70 mt of indium, a slight decrease from the 75 mt produced in 2011. Teck Resources Ltd. is the largest producer of indium in Canada.

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

Zinc Supply

According to the USGS, total worldwide zinc production was 12.8 million mt in 2011 and an estimated 13.0 million mt in 2012. Yearly zinc production dwarfs the 2012 estimated total primary refined indium production figures of 670 mt. Total indium production represents approximately one hundredth of one percent of total zinc production on an annual basis.

Zinc is a loosely amalgamated industry, with the top 10 producers accounting for only 40% and 44% respectively of mined and smelted zinc, as reported by Zincor at the July 2011 Southern African Metals Conference:

Flat Panel Displays (FPDs)

We believe the demand for indium will grow for the foreseeable future. We believe the markets for flat panel displays are strong, particularly for larger display televisions, tablet computers and smartphones. We expect that overall growth in the LCD industry will be driven by an increase in the average display size and as well as growth in unit sales of LCD displays which in turn will continue to generate increased demand for indium.

LCD TV demand has grown approximately 21% annually since 2008. According to the LCD TV Association, LCD TV unit sales grew from 105 million units in 2008 to an estimated 225 million units in 2012. The Association projects LCD TV shipments to increase to 273 million units in 2015. Although the annual rate of unit growth is slowing, there is a pronounced trend towards the consumption of larger screen sizes. Larger display panels consume substantially greater quantities of indium. The LCD TV Association stated in February 2012 that the percentage of sales of 40-inch+ LCD TVs has been increasing as consumers continue to adopt larger screen sizes. In 2015, 40-inch+ sizes are expected to account for 38% of total LCD TV panel demand, which was previously forecasted to reach only 34%. In October 2012, DisplaySearch reported that the average TV panel diagonal had increased from 34.8” in August 2011 to 36.8” in August 2012. Digitimes Research reported in November 2012 that they expect TV applications will see a significant increase in average panel area in 2013 amid growing demand for bigger screens. They expect the average TV panel size will be 38.8” in 2013, up from 36.6” in 2012, as shipments to the 29-inch, 39-inch and 50-inch and larger segments will all go up. From 2007 to 2011, the annual increase in average size was between 0.8" to 1.0". These larger increases are considered significant. The 2” average increase in LCD TV diagonals last year represents a 12% increase in the actual display size. This in turn equates to a 12% increase in indium consumed as a result of LCD TV manufacturing. The following example illustrates the exponential impact increased display diagonals (size) have on display area and, therefore, on indium consumption.

When a 40” TV is replaced by an 80” TV, the diagonal has doubled, but the total area of the TV screen has quadrupled.

According to DisplaySearch, there are several factors leading to increases in the average LCD TV panel size:

•	The recent increase in the variety of new screen sizes has led many customers to choose the larger sizes, such as moving from 26” to 29”, from 37” to 39”, from 46” to 50”, and from 55" to 60”.
•	As consumers replace older LCD TVs, they tend to choose a larger size. Many consumers in North America originally had a 32” LCD TV in their bedroom and a 40-50” set in their living room, and are upgrading to a 39" or 40” set in their bedroom and a 50” or larger set for the living room.
•	LCD TV brands are promoting larger sizes in order to preserve profit margins.

In the spring of 2012, DisplaySearch updated their global TV replacement study. They found that in the prior year, the TV replacement cycle had decreased on a global scale, from 8.4 to 6.9 years. The study found that the most critical driver of TV replacement in nearly all countries was a desire to trade up in size, followed by wanting to own a flat panel TV with improved picture quality. In general, mainstream LCD devices are trending toward larger panel sizes, which require more indium per unit. The desire to own the latest technology with the best picture quality is apparent in the sales of Apple’s new Retina Displays and the interest evident at the 2013 Consumer Electronics Show for Ultra HD 4K TVs. Demand for touch screens is also accelerating. Touch screens routinely use ITO in the touch subsystem as well as in the LCD front plane, requiring an extra layer of ITO. Apple’s iPhones and iPads are examples of capacitive touch screen technology utilizing ITO to offer higher clarity and quality of the display image. Nearly all of these display technologies rely on ITO as a transparent conductor, and NanoMarkets LLC, a leading provider of market and technology research and industry analysis services, expects the market for ITO to grow from $3.2 billion in 2009 to $10.9 billion in 2016.

LED Industry

The LED TV market has grown rapidly over the last few years, and is estimated to have reached nearly 150 million units in 2012, representing nearly 69% of the total TV market. The LED lighting market also continues to grow as declining prices drive increased market penetration.

In a November 2012 investor presentation, Aixtron SE, a manufacturer of metal organic chemical vapor deposition ("MOCVD") equipment for the LED industry, reported that the number of LED units surpassed 50 million units in 2011 and is expected to surpass 100 million units in 2013 and should approach 200 million units in 2017; a fourfold increase in 6 years.  More significantly, Aixtron reported that larger chip sizes are leading to substantially increased epitaxial area production, creating increased demand for raw materials, including indium. Specifically, Aixtron forecasts that the 8 year compound annual growth rate (“CAGR”) for material area growth in LED production from 2009 to 2017 will be 59%, rising to approximately 115 million square meters by 2017. Aixtron reported that the bulk of this growth is expected to come from the LED lighting market as LED lighting reaches the economic tipping point (the point at which it is more cost effective to purchase LED bulbs versus incandescent bulbs).

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

Solar Industry

Indium is increasingly being used as a crucial raw material in the solar energy industry, in the form of thin-film solar panels.  According to the United States’ National Renewable Energy Laboratory, to produce 20 Gigawatts of solar power by the year 2050, the United States will need 400 mt of indium per year for the production of photovoltaic modules and systems alone.

Although investment in thin-film solar power slowed in 2012, GTM Research, in its June 2012 publication, “Thin Film 2012 – 2016: Technologies, Markets and Strategies for Survival,” forecasts global thin film production will rebound in 2015/2016, when the total market is expected to recover to $7.6 billion.  In particular, the report forecasts strong growth in the CIGS technology segment, forecasting production at 4 GW in 2016.  At current and projected efficiencies in CIGS production, 4 GW of production would consume between 100 mt and 200 mt of indium annually, representing a substantial increase in indium demand.

GTM Research further reported that in 2011, Solar Frontier established itself as a dominant supplier with roughly 400 MW of CIGS PV shipments, but companies such as MiaSole Inc., recently acquired by Hanergy of China, and Taiwan Semiconductor Manufacturing Company Ltd. of Taiwan could emerge in the next few years as top thin film suppliers with cost of manufacturing approaching $0.50 per watt.  Nanosolar, Inc., another CIGS manufacturer, received $90 million in additional funding in 2012 to allow its CIGS thin-film photovoltaic factory to continue to scale and improve. With continued venture investments and increased interest from global industrial conglomerates, GTM Research predicts other major CIGS acquisitions in the near future.

Raw material costs typically account for the bulk share of thin film manufacturing costs. However, raw materials for the actual active photovoltaic layer of a thin-film module are typically quite small.  GTM reports that for MiaSole Inc., the cost of the CIGS layer accounts for only $0.06/W, or 7% of production cost in 2011. They further report that even if indium prices doubled, CIGS module prices would only increase by $0.03/W, a 3.5% increase in the CIGS production.  Therefore, as in the case of LCD, the cost of indium in CIGS production is a relatively small driver.

Government Stockpiling

The State Reserve Bureau of China (“SRB”) purchased 60 metric tons of indium from domestic producers in August of 2012 and another 20 metric tons in October 2012. This material was in addition to 30 metric tons purchased for a strategic stockpile in 2008. Most traders and producers believe that the SRB plans to continue stockpiling additional indium ingot in the future, although the exact tonnage is uncertain.

The European Commission’s 2012 stockpiling report stated that the South Korean government maintains a stockpile of 60 days of indium imports and that South Korea’s Public Procurement Service purchased 5 metric tons of indium in 2008.

The European Commission’s 2012 stockpiling report stated that Japan planned to stockpile 42 metric tons of indium plus 18 days of additional inventory. There are no official reports stating whether or not the Japanese government has purchased any indium as of December 31, 2012.

Substitutes and Alternatives to Indium

In a 2009 report titled, ‘‘Indium Tin Oxide and Alternative Transparent Conductor Markets,’’ NanoMarkets expects the market for ITO substitutes to grow from $30 million in 2009 to almost $940 million in 2016. Such alternatives include other transparent conductive oxides (TCOs), carbon nanotube-based formulations, other nanomaterials, composites and metals. NanoMarkets also expects the market for ITO to grow from $3.2 billion in 2009 to $10.9 billion in 2016. Based on these figures, ITO substitution is expected to grow from less than 1% of the total market in 2009 to approximately 8% of the total market in 2016. According to the USGS, indium’s recent price volatility and various supply concerns associated with the metal have accelerated the development of ITO substitutes. Antimony tin oxide (ATO) coatings, which are deposited by an ink-jetting process, have been developed as an alternative to ITO coatings in LCDs and have been successfully annealed to LCD glass. A potential drawback to using ATO is the fact that the metal antimony and many of its compounds are toxic. Materials such as carbon nanotubes and graphene have advantages over ITO such as relative lower cost, compatibility with flexible substrates and improved performance in certain applications. Carbon nanotube coatings, applied by wet-processing techniques, have been developed as an alternative to ITO coatings in flexible displays, solar cells and touch screens. ITO is considered brittle as are some other potential substitutes like aluminum-zinc-oxide. The resistive touch screen market and the flexible display market are most ripe for alternatives to ITO and other brittle TCOs that cannot stand up to repeated poking and flexing. Capacitive technology (used in screens for smartphones like Apple’s iPhone), on the other hand, offers high clarity and quality of the display image and since it does not work by poking with a stylus, the capacitive screen can more easily make use of ITO and other brittle TCOs. Graphene is another TCO developed as a substitute for ITO that works well in labs, especially for touch screens and flexible displays. Some labs actually manufacture graphene by growing it on an indium substrate. Poly (3, 4-ethylene dioxythiophene) (PEDOT) has also been developed as a substitute for ITO in flexible displays and organic light-emitting diodes (OLED). PEDOT can be applied in a variety of ways, including spin coating, dip coating and printing techniques. Researchers have recently developed a more adhesive zinc oxide nanopowder to replace ITO in LCDs. Although graphene, carbon nanotubes, PEDOTS and the other TCOs may be viable alternatives, there remain several unknowns. It is not known if manufacturers of special materials can successfully mass produce enough of these specialty materials to supply industry, how well these new materials will perform over the long-term in consumer based products and what the opportunity cost would be to the Flat Panel Display (FPD) Industry to transition from ITO to these other alternatives. The FPD manufacturers have already spent tens of billions of dollars building fabs designed to use ITO. Lastly, the cost per kilogram of some of these alternative materials may also be volatile. According to the USGS, indium phosphide can be substituted by gallium arsenide in solar cells and in many semiconductor applications. Hafnium can replace indium in nuclear reactor control rod alloys. Potential drawbacks using gallium and hafnium as replacements for indium is the fact that both these metals are also considered expensive, have highly volatile price histories and are both byproduct metals like indium. Gallium is a byproduct of aluminum production and hafnium is a byproduct of zirconium refinement. Total annual production of gallium is smaller than annual primary indium production. According to the USGS, world primary gallium production was estimated at 273 metric tons in 2012 and world primary hafnium production statistics are not available.

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

Competition

 Although we believe no other companies have our business model, we may have competition from miners, refiners, suppliers and traders of indium such as Huludao Zinc Industry Co. of China, Liuzhou China Tin Group, Jianxi Copper Co., Zhuzhou Smeltery Group Co., Ltd., Nanjing Foreign Economic & Trade Development Co., Ltd., Nanjing Sanyou Electronic Materials Co., Ltd., Huludao Nonferrous Metals (Group) I/E Co., Ltd., Nanjing Germanium Co., Ltd., Xiangten Zhengtan Nonferrous Metals Co., Ltd., Guangxi Intai Technology Co., Ltd., Hunan Jingshi Group, Laibin Debang Industry and Trade Co., Ltd., Shaoguan Huali Industrial Co., Ltd., Tianjin Indium Products Co. Ltd., Zhuzhou Keneng New Materials Co., Ltd., Teck Resources Limited, Xstrata Plc, Indium Corporation of America, Umicore Indium Products, Molycorp, Inc., Dowa Electronics Materials Co., Unionmet (Singapore) Limited, Aim Specialty Materials, Glencore International AG, Wogen PLC, RJH Trading Ltd., 5N Plus Inc., Hudson Metals Corporation, and Traxys North America LLC. We may also have competition from end users of indium. It is our belief that the top producers of FPD’s are the largest purchasers of indium. Major producers of FPDs listed in alphabetical order, are AU Optronics, Chi Mei Optoelectronics, Chunghwa Picture Tubes, HannStar Display Co., Innolux, LG Phillips LCD, Quanta Display Inc., Samsung Electronics, Sharp Corp., and Sony Corp. These companies are likely competing with us for purchasing indium from industry suppliers.

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

Our model for conducting business is still new and unproven. We have no revenues and incur operating losses. Based on our business model of purchasing and stockpiling indium we do not expect to generate revenues to sustain operation. Our cash balance at December 31, 2012 was $6.2 million. We believe that we have sufficient funds to sustain our operations for at least three years even after considering the fact that we may use up to $1.0 million to repurchase shares of our common stock. After such time, our ability to support ongoing annual cash operating expenses may depend upon our ability to either raise capital or our ability to generate revenue streams from purchasing, lending, leasing and selling indium. However, it is uncertain whether we will be able to raise additional capital or that the purchase, lending, leasing and sale of indium can generate sufficient revenues for us to survive. Accordingly, we are not certain that our business model will be viable.

We address a new market which may not develop as we predict or in a way that will justify our purchase of indium.

There is no public market for the sale of indium. Since indium is primarily a byproduct of zinc mining, the supply does not necessarily vary directly with market price. Currently, increases in primary indium production have been correlated to increases in zinc production. We may not, and our Manager may not, be able to acquire indium, or once acquired, lend or sell indium for a number of years. The pool of potential purchasers and sellers is limited and each transaction may require the negotiation of specific provisions. In addition, the supply of indium is limited. World refinery production of indium was estimated by the U.S. Geological Survey or USGS to have increased from 662 mt in 2011 to 670 mt in 2012. The total size of the primary indium market was approximately $354 million in 2012 based on the USGS’s estimated production figure and Metal Bulletin’s average price for indium of $527.63 per kilogram in 2012 as posted on Bloomberg L.P. The inability to purchase or sell on a timely basis in sufficient quantities could have a material adverse effect on the share price of our common stock.

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

Industry producers, recyclers, secondary fabs, and end users do not reveal industry data quantifying the amount of indium purchased or sold under long-term exclusive supply contracts. As a result, we may not be able to determine if certain suppliers have long-term supply contracts with other parties, which may adversely affect our ability to obtain indium from such supplier. The lack of industry information could hinder our ability to purchase and stockpile or sell indium. In addition, we are not aware of any additional information, if any, regarding the indium market or the type of market information other industry producers, purchasers, suppliers and other market participants may possess. Our inability to access this information, if any, places us at a potential relative competitive disadvantage to other market participants who may have access to such information. This may adversely affect our ability to purchase and stockpile indium.

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

The indium market is illiquid and considered small compared to the markets for base metals. There are a limited number of suppliers and purchasers of indium. If new companies are formed to purchase and stockpile indium, this would adversely affect our ability to procure or sell sufficient quantities of indium on a timely basis or even at all.

Relying on a limited number of potential suppliers of indium and potential customers who purchase indium could (1) make it difficult to buy and sell indium in a timely manner, (2) negatively influence market prices by potentially having to sell indium to cover our operating expenses, or (3) drive up market prices if we are a large purchaser of indium and there is an indium shortage. As of December 31, 2012, we have purchased an aggregate of 47.0 mt of indium using seven regular indium suppliers at an average price of $609 per kilogram. Except for purchasing from these suppliers, we have had limited discussion with other potential suppliers of indium and no other contracts or negotiations have been entered into with any other suppliers or purchasers of indium, and we cannot be certain that we will be able to purchase inventory in a timely manner or at favorable prices to purchase indium.

One of our principal stockholders controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

William C. Martin, a member of our board of directors and, through an entity he controls, a member of our Manger, beneficially owns approximately 45.0% of our outstanding common stock with voting rights through a wholly owned entity Raging Capital Master Fund, Ltd. (formerly Raging Capital Fund L.P and Raging Capital Fund (QP), L.P) and his Individual Retirement Account. This percentage ownership does not take into consideration the potential exercise of any stock options and warrants controlled by William C. Martin either individually or through his affiliates. Mr. Martin is able to influence the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant influence over our management and policies. The interests of Mr. Martin and our stockholders’ interests may not always align and taking actions which require stockholder approval, such as selling the company, may be more difficult to accomplish. Furthermore, in the event that Mr. Martin elects to sell a significant portion of his interest in the Company, such sale may materially affect the Company and our stock price would decrease.

The substitution of other materials for indium may decrease demand for indium and adversely affect the price of indium and, thus, our stock price.

Indium has substitutes in many, perhaps most, of its uses. Silicon has largely replaced indium in transistors. Gallium can be used in some applications as a substitute for indium in several alloys. In glass-coating applications, silver-zinc oxides or tin-oxides can be used. Zinc-tin oxides can be used in LCDs’. Other possible substitutes for indium glass coating are transparent carbon nanotubes and graphene. Indium phosphide can be substituted by gallium arsenide in solar cells and in many semiconductor applications. Hafnium can replace indium alloys in nuclear reactor control rods. The substitutions of such materials for indium may decrease the overall demand for indium, thereby lowering the price of indium and our common stock.

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

	Spot Indium Prices(1) 99.99% Purity (U.S.$/KG)
	2004	2005	2006	2007	2008	2009	2010	2011	2012
High	910	1070	1025	750	730	530	650	870	600
Low	305	800	680	510	350	300	480	525	450

(1) Source: Metal Bulletin PLC from Bloomberg L.P.

The price of indium has declined substantially since it peaked in March 2005. The price for indium has declined 54.7% from its high of $1,070 per kilogram in March 2005 to $485 per kilogram as of December 31, 2012. Since we closed the first tranche of our initial private placement and purchased our first lot of indium at $450 per kilogram in December 2009, the price of indium has appreciated 7.8%. However, since we closed our IPO, the price of indium has dropped 35.8% from $755 per kilogram in May 2011 to $485 per kilogram at the end of 2012. Although the price of indium has increased to $550 per kilogram at March 8, 2013, there is no assurance that the price of indium will continue to appreciate.

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

Given the fee structure with our Manager and our operational expenses, the trading price of our common stock as listed on the OTC Bulletin Board, the OTCQB marketplace operated by Pink OTC Markets, Inc., or other quoted exchange, may not correlate with the trading price of indium. Regardless of our ability to purchase indium in a timely manner, we will incur projected yearly cash operating expenses of approximately $1.2 million. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to these expenses. Based on our current stockpile of approximately 47.0 mt of indium, the price of indium would need to appreciate approximately $26 per kilogram annually to offset the potential reduction in NMV as a result of projected annual operating expenses of $1.2 million. It is highly dependent upon various variable factors including, but not limited to, the exact number of kilograms of indium purchased and the average price paid. As a result, there may be a lack of correlation between the trading price of indium, our NMV and our stock price.

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

Approximately 58% of the world’s refined indium production is controlled by China and more than 70% of the world's reserves of indium are located in the ground in China, which may adversely affect our ability to purchase or sell indium. If China curtails their international export quota of indium, it may affect our ability to purchase indium and could have a severe impact on world availability of indium and its price should we decide to sell indium.

China controls over 58% of the world’s refined indium production and more than 70% of the world's indium reserves are located in the ground in China. There are a number of major producers in China, but also numerous smaller producers, relying on purchasing the concentrates, or unrefined ore, from the larger base-metal refiners. China produces approximately 390 metric tons of indium per year. If the Chinese government reduces export quotas or ceases all of its exports of indium, it may affect the availability of indium and our ability to purchase indium in a timely manner and may limit us to purchasing primary indium production from countries outside of China.

The Chinese government restricts indium’s export with taxes and quotas. In December 2012, the Chinese Ministry of Commerce issued a quota allowing China to export 231 metric tons of indium in 2013, unchanged from 2012. Most of China’s indium output is typically exported, with domestic demand unable to currently sustain production. If the Chinese government reduces export quotas or ceases all of its exports of indium, it may affect the global availability of indium and our ability to purchase indium. In addition, it may cause a severe global supply shortage resulting in substantial volatility in the price of indium, our NMV and our securities. Further, substantial volatility in the price of indium could affect our ability to sell our stockpile of indium.

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

Technological obsolescence may reduce demand for indium, which would adversely impact our NMV, our stock price and our ability to sell indium.

It is possible that the next generation TV or portable device market (‘‘PDA’’) screens may render the use of indium-tin-oxide obsolete. Considering approximately 84.0% of indium demand currently comes from the FPD market, this would drastically reduce demand for indium and cause a precipitous drop in the price of indium. This would have a substantially negative impact on our NMV and our stock price and make it very difficult to sell our indium.

Recycling of indium has increased in recent years which may reduce the demand for newly refined indium.

The recycling of indium has increased in recent years. The indium recycling market is now larger than primary refinery production. Global secondary indium production increased significantly during the past several years and now accounts for a greater share of indium production than primary production. The USGS stated in their 2010 indium summary that this trend is expected to continue in the future and several major secondary indium producers in Japan and the Republic of Korea have increased their recycling capacity. It is not known when or if the supply of recycled material from end products such as FPDs, LCDs or PDAs will re-circulate back into the recycling market, which may increase indium supply and negatively affect indium prices. If recycling activity continues to grow and becomes more efficient, this may adversely impact the price of indium and therefore the value of our stock.

Potential recessionary economic conditions may decrease demand for indium-based products and therefore adversely affect the price of indium, our ability to sell indium and lower our NMV and stock price.

There is a direct correlation between the price of indium and the NMV of our company. Potential recessionary economic conditions in the United States and/or globally could result in decreased demand for the products that are manufactured using indium, such as FPDs, LCDs, LEDs and PDAs. This could cause the price of indium to drop and reduce our NMV, negatively affecting our stock price. In addition, a reduction in indium demand could adversely affect our ability to sell indium.

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

We are authorized to issue up to 25,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Currently there are 7,932,098 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of 6,755,601 outstanding warrants, 1,000,000 shares reserved under our stock option plan, and 480,000 shares reserved for issuance under unit purchase options and related warrants granted to the underwriters in our IPO). Although we currently have no commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock to obtain future financing.

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

Prior to joining the Company, our officers and directors had limited experience in purchasing, stockpiling, selling, storing, insuring, lending and leasing indium and our officers and directors had limited experience in purchasing, selling, storing, insuring, lending and leasing minor metals.

Prior to joining the Company, our officers and directors had only limited experience purchasing, storing, insuring and lending the metal indium. Our officers and directors had only limited experience in purchasing, selling, storing, insuring, lending and leasing minor metals. Only our chief executive officer had experience purchasing, selling, storing, insuring, lending and leasing precious metals, base metals, non-exchange metals and illiquid metals, but not indium. As a result they may not be able to effectively manage our business.

We lend some of the indium that we acquire and the inability of the borrower to return to us equivalent quantity and purity indium so loaned could have a material adverse effect on the share price of our common stock.

We engage in lending indium from time to time. In such lending transactions, we will physically deliver indium to the borrower. At the end of the loan term, the borrower is required to return an equivalent quantity and purity level of physical indium to us and pay us a fee based upon the value of the metal loaned and the time duration of the loan. If the borrower is unable to return to us an equivalent quantity and level of purity of indium, we may not be able to replace the indium loaned from other sources at favorable prices. In such instances, we may not be able to recoup our losses through litigation and we would incur a loss which could have a material adverse effect on the share price of our common stock.

We depend upon third parties to provide us with warehousing services, and system failures or other problems at these third-party warehousing facilities could cause us to lose revenues.

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

Members of our board of directors have worked together as a group for only a short period of time and they each have only some or no experience as a director of a public company prior to joining the Company. As a result, they may not be able to effectively manage our business.

Our board of directors consists of four executive directors and three independent directors. Only one of our current independent directors had experience as a director of a public company prior to joining our board. As a result, our board of directors lacks significant experience in operating a public company. The lack of shared experience and lack of significant experience of our board of directors in operating a public company could have an adverse effect on its ability to quickly and efficiently respond to problems and effectively manage our business and deal effectively with the issues surrounding the operation of a public company.

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

A significant portion of our potential revenue from the sale of indium may be derived from non-United States operations and our indium may be warehoused at locations outside the United States, including Canada, the United Kingdom and the Netherlands, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

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

We may have operations in countries other than the United States. Consequently, we could be subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

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

We are not a mutual fund and an investment in our units shall not be redeemable. In addition, our liquidity will rely principally on our ability to lend, lease and sell indium. Accordingly, we are unlikely to have resources to declare any dividends or make other cash distributions unless and until a determination is made to sell a portion of our indium holdings. Since our inception we have not declared any dividends and we have no current intention to declare any dividends.

Determination of the NMV of our securities will materially impact the market price of our securities.

Our reported NMV per share is based on the spot prices of indium published by Metal Bulletin as posted on Bloomberg L.P. The per share NMV shall be determined by multiplying the number of kilograms of our indium holdings by the last spot price for indium published by Metal Bulletin posted on Bloomberg L.P., plus cash and any other assets, less any and all of our outstanding payables, indebtedness and any other liabilities, divided by our total number of outstanding shares of our common stock. Accordingly, the NMV is a market value that may not necessarily reflect the actual ‘‘realizable value’’ upon the sale of our indium holdings. The market price of our securities may or may not vary based on the NMV. We post our NMV on our website bi-weekly. We cannot predict whether our common stock or units will trade above, at or below our NMV.

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

As of December 31, 2012, we have outstanding warrants and options to purchase up to 7,415,600 shares of common stock issued and outstanding. In addition we have 480,000 shares underlying the unit purchase options (“UPOs”) that have not yet been exercised. The sale or even the possibility of sale of the shares of common stock underlying the warrants and such options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, holders may experience dilution to their holdings.

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

Our securities are quoted on the OTC Bulletin Board and the OTCQB. Stockholders and prospective stockholders have only limited access to information about prior trading history on which to base their investment decision. The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, the filing of periodic reports with the SEC and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of the securities varies due to general economic conditions and forecasts, our general business condition and the release or our financial reports. Unless a market can be established or sustained, holders of our securities may be unable to sell their securities.

If penny stock regulations impose restrictions on the marketability of our common stock, the ability of our stockholders to sell shares of our common stock could be impaired.

The SEC has adopted regulations that generally define a ‘‘penny stock’’ to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2 million, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5 million, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6 million for the preceding three years. Unless an exception is available, the regulations require, that prior to any transaction involving a penny stock, a risk disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks.

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

We maintain our principal executive offices in a leased facility at 100 Park Ave., 16th Floor, NY, NY 10017 under a month to month lease at a rental rate of less than $1 thousand per month.

Item 3.	Legal Proceedings

There are no legal proceedings currently pending or, to our knowledge, threatened against us.

Item 4.	Miner Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our units, common stock and warrants are quoted on the OTC Bulletin Board and/or the marketplace operated by Pink OTC Markets Inc. (“OTCQB”) under the symbols “SMGIU.OB” “SMGI.OB” and “SMGIW.OB.” The following table sets forth the high and low sales prices for our units, common stock and warrants, as reported by the OTCQB.

Quarterly Price Ranges

	Units		Common Stock				Warrants
	High	Low	High		Low		High		Low
Quarter Ended
March 31, 2011	n/a	n/a	n/a		n/a		n/a		n/a
June 30, 2011	$5.25	$4.50		(1)		(1)		(1)		(1)
September 30, 2011	$5.20	$4.20	$4.50		$4.00		$0.50		$0.45
December 31, 2011	$4.51	$3.50	$3.95		$3.25			(2)		(2)

March 31, 2012	$3.90	$3.50	$3.78		$3.20		$0.35		$0.20
June 30, 2012	$3.50	$2.40	$3.15		$2.60		$0.45		$0.22
September 30, 2012	$2.99	$2.01	$2.84		$2.50		$0.20		$0.20
December 31, 2012	$2.80	$2.00	$2.70		$2.00		$0.20		$0.10

n/a	Our securities did not begin trading until after our IPO in May 2011
(1)	Our warrants and common stock began trading separately on August 4, 2011.
(2)	Our warrants did not trade during the fourth quarter of 2011.

As of March 19, 2013, the closing sales price of our units, common stock and warrants on the OTC Bulletin Board was $2.35, $2.40 and $0.10, respectively. As of March 19, 2013, there were approximately 237 stockholders of record of our common stock.

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

Overview

We were formed under the laws of the State of Delaware on January 7, 2008. On April 2, 2008, we changed our name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. On May 4, 2011, we amended our certificate of incorporation to provide for 40,000,000 shares of authorized common stock, par value $0.001 per share and 1,000,000 shares of authorized preferred stock, par value $0.001. In addition, we amended our corporate charter extending the life of the Company to perpetuity. In November, 2012, our board of directors and stockholders approved an amendment to our certificate of incorporation to reduce our authorized shares to 25,000,000. We were formed to purchase and stockpile the specialty metal indium and may also lend, lease or sell indium if management believes it is advantageous. We intend to utilize cash derived from the proceeds of any offerings of our capital stock, debt, or a combination of cash, capital stock and debt, for acquiring and storing indium.

In May 2011, we completed an Initial Public Offering (“IPO”) of an aggregate of 5,084,750 units at $5.00 per unit and raised aggregate net proceeds of approximately $24.0 million including the partial exercise of the underwriters’ overallotment option.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. Of the total raised in the IPO, 85% of the net proceeds, or approximately $20.4 million, was committed to be used to purchase and stockpile indium and 15% of the net proceeds, or approximately $3.6 million, is used for general working capital to fund operations. We have purchased a sufficient quantity of indium to satisfy our commitment to use 85% of the net proceeds of the IPO for the purchase of indium.

On January 5, 2012, we closed a private placement (“2012 Private Placement”) of an aggregate of 2.0 million shares of our common stock at $3.75 per share to two accredited investors, Raging Capital Fund, LP and Raging Capital Fund (QP), LP, for an aggregate purchase price of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd. and the entity represents our largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, our director and member of our Manager, Specialty Metals Group Advisors LLC.

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

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of December 31, 2012, we purchased approximately 47.0 mt of indium for an aggregate original cost (prior to any lower of cost or market adjustment) of approximately $28.6 million which is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s. The facility is visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or we deem the warehouse company’s insurance inadequate.

Our expenses will be required to be satisfied by cash on hand that is not set aside for the purchase of indium. Cash on hand is expected to be sufficient to satisfy our expenses for at least three years. Our annual cash operating expenses, including management fees, are estimated to be approximately $1.2 million. Further, our board of directors approved in 2012 a stock repurchase plan for up to $1.0 million of our securities. We may subsequently lend, lease or sell some, or all, of our indium stockpile to cover our operating expenses. Alternatively, we may seek to raise additional capital to cover our operating expenses through potentially dilutive equity offerings or debt financing. For a detailed description of such expenses, please see ‘‘Management of SMG Indium Resources Ltd. - Management Services Agreement.’’ We are a taxable U.S. corporation and are subject to federal and state taxes.

Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our NMV may also decline. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to our cash operating expenses. Based on our current stockpile of approximately 47.0 mt of indium, the price of indium would need to appreciate approximately $26 per kilogram annually to offset the potential reduction in NMV as a result of projected annual operating expenses of $1.2 million. However, the increase required is highly dependent upon several variables including, but not limited to, the exact number of kilograms of indium purchased and the average price paid.

The annual average price of indium decreased approximately 24.1% in 2012 from 2011. It decreased from $696 per kilogram in 2011 to $528 per kilogram in 2012. The annual average price of indium increased approximately 22.8% in 2011 from 2010. It increased from $567 per kilogram in 2010 to $696 per kilogram in 2011 As a result of the decline in the price of indium since the closing of our IPO in May 2011, we recorded a write down of our indium inventory of approximately $2.7 million and $3.3 million in 2012 and 2011, respectively. In addition our NMV has declined 29% since the closing of our IPO.

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

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement and (ii) is index to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) are not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through December 31, 2012.

Share-Based Payment Arrangements

We measure the cost of services received in exchange for an award of equity instruments (share based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which a service is required to be provided in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

Inventory of the Metal Indium

Our inventory of the metal indium is recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. Cost is determined using the specific-identification method. The stockpile of the physical metal indium is classified as noncurrent as we do not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We will charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. However, it should be noted that there may not be a correlation between the spot price of indium as publish by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market. At December 31, 2012, the original cost basis of inventory of approximately $28.6 million has been reduced by lower of cost or market inventory write downs aggregating approximately $5.9 million resulting in a net carrying cost for accounting purposes of approximately $22.7 million.

Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other than temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from any sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred.

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

Accounting for Direct Sales and Lending Transactions

The stockpile of indium may be used from time to time for “direct sales” and or “lending” transactions. Under a “direct sale” transaction, we would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for any USPA transaction on a combined basis (sale and purchase) and evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. During 2012, we recorded approximately $39 thousand in other income as a result of gains recognized on USPA transactions.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statement.

Results of Operations

Year 2012 compared to Year 2011

The results of operation for the years ended December 31, 2012 and 2011 are as follows:

	For the Years Ended December 31,
	2012	2011

Operating costs:
Inventory-indium write-down	$2,700,553	$3,254,874
Operating expenses - Manager - related party	620,349	691,171
Officers and directors compensation expense	113,050	233,275
Other operating expenses	514,403	615,095
Total Operating Costs	3,948,355	4,794,415

Other expense (income):
Interest expense - Manager - related party	-	5,300
Interest income	(22,802)	(27,062)
Other income	(38,890)	-
Net Loss	(3,886,663)	(4,772,653)

Preferential Dividend to Class A Common Stockholders	-	(2,359,755)

Net Loss Applicable to Common Stockholders	$(3,886,663)	$(7,132,408)

Loss Per Share Applicable to Common Stockholders
Basic and Diluted	$(0.44)	$(1.61)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	8,810,035	4,443,019

Revenues

We have not generated any revenues to date. We do not expect to generate revenues since our primary business plan is to purchase and stockpile already mined and processed indium ingots. Notwithstanding the rise and fall of the price of indium from period to period, the value of our indium stockpile or inventory of indium will be recorded on our balance sheet at the lower of cost or market. We will not record any revenues until such time we either sell indium from our inventory or until we lend indium.

Year ended December 31, 2012 compared to December 31, 2011 comparable period

For the year ended December 31, 2012, total operating costs were approximately $3.9 million, including approximately $2.7 million for the non-cash, lower of cost or market write-down of indium inventory for specific lots of indium. For the year ended December 31, 2011, total operating costs were approximately $4.8 million including approximately $3.3 million for the non-cash, lower of cost or market write-down of indium inventory for specific lots of indium. The write-down of indium at December 31, 2012 was calculated based on the spot price of indium of $485 per kilogram on that date. The spot price of indium has recovered to $550 per kilogram at March 8, 2013. We do not expect any additional write-down of inventory unless the spot price would decline below $485 per kilogram. Total operating costs, exclusive of the write-down for 2012, were approximately $1.2 million compared to approximately $1.5 million in 2011, representing a decrease of approximately $0.3 million or 19%. The decrease in operating expenses exclusive of the inventory write-down during 2012 was due to approximately $0.1 million of lower expenses for both the Manager, a related party and director and officer compensation expenses principally due to lower non-cash compensation expenses relating to options and share awards in 2012 when compared to 2011. Other operating expenses decreased $0.1 million due to lower professional fees in 2012. Interest expense decreased approximately $5 thousand during 2012 due to the exchange of a note payable to Manager- related party for stock options in 2011. Interest income decreased approximately $4 thousand as a result of lower funds available to invest. Other income increased approximately $39 thousand due to the gain recorded on USPA transactions in 2012. There were no such USPA transactions in 2011.

For the year ended December 31, 2012, we reported net loss applicable to common stockholders of approximately $3.9 million (or $0.44 per basic and diluted share) as compared with a net loss for the year ended December 31, 2011 of approximately $7.1 million (or $1.61 per basic and diluted share). The decrease of approximately $3.2 million in 2012 was substantially due to the non-cash preferential dividend to Class A Common Stockholders of approximately $2.4 million recorded in 2011, and $0.8 million in lower operating expenses in 2012. Weighted average shares outstanding were 8,810,035 and 4,443,019 for the years ended December 31, 2012 and 2011, respectively. The increase was due principally to the shares issued in the 2012 Private Placement and the full effect in 2012 of the shares issued in the IPO in May 2011.

We expect our monthly expenses to increase or decrease with the change in our NMV. The monthly management fee payable to our Manager, a related party, is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile. Given the fee structure with our Manager and our operational expenses, as NMV increases our expenses will increase without any additional cash to pay such expenses. Our current estimate of our operating expenses for 2013 is approximately $1.2 million.

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

	December 31,
	2012	2011
U.S. GAAP net book value	$28,635,908	$25,064,805
Excess of the indium at spot price over GAAP book value	122,689	642,727
NMV	$28,758,597	$25,707,532

The reason why the Company relies on this term is because:

•	it is a measurement of the true value of our indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•	it provides the greatest transparency to our stockholders in evaluating how we are doing relative to the indium purchased by us when compared to the current market prices for indium as published by Metal Bulletin on Bloomberg L.P.;

•	to internally evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

•	to provide additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for stockholders and potential investors to evaluate how management has done in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for our indium stockpile.

No assurances can be given that we could liquidate our indium holdings at the market prices published by Metal Bulletin as posted on Bloomberg L.P.

Liquidity and Capital Resources

Since our inception, we have incurred net losses of approximately $9.0 million of which approximately $5.9 million represents non-cash charges for the write down of our indium inventory due to the decline in the spot price of indium. We have not yet achieved profitability. We also recorded an approximate $2.4 million non-cash preferential dividend to Class A Common Stockholders in 2011, resulting in an accumulated deficit of approximately $11.4 million at December 31, 2012. We expect that our normal cash outlays for general and administrative expenses may increase as our NMV increases and, as a result, we may need to generate significant revenues to achieve profitability. However, we do not expect to generate significant revenues over the near term or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. As a result, we expect to continue to incur operating losses and we may never achieve profitability. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. In fact, the price of indium has declined since the closing of our IPO. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control.

The purpose of our Company is to permit a simple and efficient mechanism by which an investor may benefit from appreciation in the price of indium. The value of our Company is designed to track and correspond with fluctuations in the price of indium. In theory, our stock price should correlate to increases or decreases in the value of our Company, which is directly tied to fluctuations in indium prices. We will not generate any revenues or other income unless we either sell indium from our inventory or lend indium. We expect our monthly expenses to increase or decrease with the change in our NMV. The monthly management fee payable to our Manager is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile.

As of December 31, 2012, we have unrestricted cash and cash equivalents of approximately $6.2 million compared to unrestricted cash and cash equivalents of approximately $3.5 million at December 31, 2011. Also at December 31, 2011 we had cash and cash equivalents from the proceeds of our IPO that were restricted for indium purchases of approximately $2.7 million, resulting in aggregate cash and cash equivalents at December 31, 2011 of approximately $6.2 million. Our primary source of funds has been from the public and private sale of equity securities. In 2009 and 2010, we received net proceeds of $5.6 million in connection with a private placement of our Class A common stock and warrants. In May 2011, we raised net proceeds of approximately $24.0 million in connection with our IPO and in January 2012, we raised net proceeds of $7.5 million from the 2012 Private Placement (see note 3 of notes to financial statements). During 2012, there was no change to our aggregate cash and cash equivalents as we used approximately $6.4 million to purchase indium and approximately $1.1 million for operating expenses, which in total offset the $7.5 million received from the 2012 Private Placement.

We were required to utilize 85% of the net proceeds from the IPO to purchase indium and, accordingly, such net proceeds were recorded as restricted cash and cash equivalents in long-term assets in the accompanying December 31, 2011 balance sheet. In 2012, we purchased a sufficient quantity of indium to satisfy our remaining commitment with respect to the IPO and at December 31, 2012 there is no restricted cash. There are no legal restrictions on how we use the proceeds from the 2012 Private Placement. Therefore, at December 31, 2012, we have approximately $6.2 million available for general corporate purposes including up to $1.0 million for repurchases of our securities under a program approved by our board of directors in 2012 and to pay annual cash operating expenses which we currently estimate to be $1.2 million in 2013. Our annual cash operating expenses include paying the annual related party Manager’s fee of $0.6 million for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We also anticipate that we will incur annual cash expenses including: (i) storage and insurance for indium — $0.1 million; (ii) director and officer compensation expense — $0.1 million (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $0.3 million. Further, we have and we expect to continue to incur, from time to time, non-cash compensation expenses, which are not included in the aforementioned normal cash operating expenses.

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

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Discussion of Cash Flows

The Company’s cash flow activity was a follows:

	For the Year Ended December 31,
	2012	2011

Net cash used in operating activities	$(4,829,777)	$(21,368,940)
Net cash used in investing activities	-	(1,012)
Net cash provided by financing activities	7,445,216	24,212,343
Net increase in cash and cash equivalents	$2,615,439	$2,842,391

Cash Flows Used in Operating Activities

The net cash used in operations in 2012, principally represents the usage of approximately $3.7 million of cash from the 2012 Private Placement for indium purchases and approximately $1.1 million in cash used to fund operating losses less non-cash write-downs of indium and compensation expense in 2012. Net cash used in operating activities for the year ended December 31, 2012 was approximately $4.8 million compared to net cash used in operating activities for the year ended December 31, 2011 of approximately $21.4 million. The decrease of approximately $16.6 million was due primarily to lower purchases of indium in 2012 and the effect of the usage of restricted cash to purchase such inventory.

Cash Flows Used in Investing Activities

There was no cash used for investing activity in 2012 and net cash used in investing activities in 2011 related to the purchase of equipment.

Cash Flows from Financing Activities

The net cash provided by financing activities for both 2012 and 2011 represents net proceeds received from sales of our equity securities including the 2012 Private Placement and our IPO in the second quarter of 2011.

Working Capital, Indium Inventory and Indium Purchase Commitments

At December 31, 2012, we have working capital of $6.0 million. This represents an increase of approximately $2.6 million from the working capital of approximately $3.4 million at December 31, 2011. The increase in working capital was primarily due to $7.5 million received from the 2012 Private Placement principally offset by approximately $3.7 million of unrestricted cash used to purchase indium and $1.2 million used to pay operating expenses.

Our activity since 2010 has been centered on purchasing indium. From inception to December 31, 2012, the Manager, a related party, purchased on our behalf approximately 47.0 metric tons of indium at an average cost of approximately $609 per kilogram. These purchases were funded from the net proceeds received in 2009 and 2010 from a private placement coupled with the proceeds from our May 2011 IPO and the 2012 Private Placement. As of December 31, 2012 and 2011, we held 47,017 and 34,459 kilograms of indium, respectively, in inventory at Brink’s. We are the named insured by Lloyds of London. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. As of December 31, 2012 and 2011, our aggregate cost basis for the indium was approximately $28.6 million and $22.3 million, respectively, or approximately $609 and $646 per kilogram, respectively, before adjusting for lower of cost or market under US GAAP. At December 31, 2012, we recorded an aggregate of $5.9 million for lower of cost or market write-downs against various lots in indium inventory as a result of the quoted price of indium at December 31, 2012 being less than our costs for certain lots in inventory. After the write-down, the cost for accounting purposes is approximately $22.7 million or $482 per kilogram.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

Our major contractual obligations relate to the MSA. The MSA has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, of its NMV beginning upon the successful completion of the IPO. Such Manager fees aggregated approximately $0.6 million and $0.4 million during the years ended December 31, 2012 and 2011, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto of the Company are set forth in this annual report on Form 10-K on pages F-1 through F-16.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at December 31, 2012, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting: This annual report does not include a report of management’s assessment regarding internal controls over financial reporting due to a transition period established by the SEC for newly public companies. Further, we are a smaller reporting company and are exempt from the requirement for an attestation report on the company’s internal controls over financial reporting by our registered public accounting firm.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors as of March 8, 2013:

Name	Age	Position

Alan C. Benjamin	51	Chairman of the Board, Chief Executive Officer
Ailon Z. Grushkin	40	President, Director
Richard A. Biele	43	Chief Operating Officer, Secretary, Director
Mary E. Paetzold	63	Chief Financial Officer
P.J. (Patrick James) Richardson	66	Director
Fred Arena	58	Director
Mark Stephen Neuhof	59	Director
William C. Martin	35	Director

Executive Officers and Directors

Alan C. Benjamin has been our chairman of the board and chief executive officer since inception and a member of our Manager. From 2009 to 2011, Mr. Benjamin was also a principal at MD SolarSciences, a primary skin cancer prevention company founded by Dr. Robert Friedman, a world-renown expert in melanomas and other skin cancers. From 2003 to 2009, Mr. Benjamin owned and operated SMA Development Associates, LLC, a Connecticut based real estate investment company. Prior to this, he spent thirteen years at American International Group (“AIG”) where he last served as Senior Vice President in charge of AIG’s global base metals businesses. Mr. Benjamin began his career at Drexel Burnham Lambert in 1983, where he started as a broker in their commodity’s department and by 1988 he was managing the Asian operations of the firm’s bullion trading activities. Drexel’s commodity trading group moved to AIG in 1990 where Mr. Benjamin founded and managed their metals and foreign exchange trading operations in Asia. From 2005 to 2009, Mr. Benjamin was also a Managing Member of Heritage Building Group, a contractor in the luxury residential market in Fairfield County, Connecticut. Mr. Benjamin is qualified to serve on our board of directors because of his extensive experience trading physical metals. He is a graduate of the University of Michigan with a Bachelor of Arts in history.

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

William C. Martin has been a director of our company since January 2010 and through RCM Indium, LLC is a member of our Manager. RCM Indium, LLC’s members are Raging Capital Management, LLC and Raging Capital Fund (QP), LP. Mr. Martin is currently the Chairman and Chief Investment Officer of Raging Capital Management, LLC, a private investment partnership based in Princeton, New Jersey that was founded in 2006. As an entrepreneur, Mr. Martin has co-founded a number of financial information and media companies, including Raging Bull in 1997, Indie Research in 2002 and InsiderScore.com in 2004. Mr. Martin has invested in and/or advised a number of Internet and institutional financial services companies, including CallStreet, acquired by Factset Research Systems, Inc. (NYSE:FDS), ByteTaxi (dba: FolderShare), acquired by Microsoft, Inc. (NASDAQ: MSFT), Gerson Lehrman Group, Majestic Research, acquired by Investment Technology Group (NYSE:ITG), and Lux Research. Mr. Martin has also served on two public company boards, including, from 2000 to 2009, Bankrate, Inc., which was acquired by Apax Partners in 2009, and, from 2009 to 2010, Salary.com, Inc., which was acquired by Kenexa (NASDAQ: KNXA) in 2010. Mr. Martin is qualified to serve on our board of directors because of his extensive experience founding start-up companies as well as his previous and current history serving on the board of directors of publicly trading companies.

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

Board of Directors

Board Composition

Our certificate of incorporation, as amended, and bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. We currently have seven directors that are divided into two classes with staggered two-year terms. At each annual meeting of stockholders commencing with the meeting in 2012, the successors to the directors whose terms then expire will be elected to serve until the second annual meeting following the election. The term of office of the first class of directors, Class I, consisting of Mark Neuhof, Fred Arena and P.J. Richardson will expire in 2014. The term of office of the second class of directors, Class II, consisting of Alan Benjamin, Richard Biele, Ailon Z. Grushkin and William C. Martin, will expire at the second annual meeting of stockholders in 2013.

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

Meetings of the Board of Directors

In 2012, the board of directors met six times, once in person. Each director attended at least 75% of the total number of meetings of the board of directors and all committees of the board on which such director served. Directors are encouraged, but are not required, to attend our annual meeting of stockholders.

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

Audit Committee. Our Audit Committee is composed of Fred Arena (Chairman), Mark Neuhof and P.J. Richardson. All members of our audit committee are independent as defined in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee met four times during 2012. Each committee member was present for at least 75% of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed annually) and performs several functions.

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

Compensation Committee. Our Compensation Committee is composed of Mr. P.J. Richardson (Chairman), Mr. Fred Arena and Mr. Mark Neuhof. All members are independent under the NASDAQ Stock Market rules. The Compensation Committee met one time during 2012. Our compensation committee’s primary functions are:

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

Nominating and Governance Committee. Our Nominating and Governance committee is composed of Messrs. P.J. Richardson (Chairman), Mark Neuhof and Fred Arena. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee met one time in 2012 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Richard Biele, SMG Indium Resources Ltd., 100 Park Avenue, 16th Floor, New York, New York 10017. The Nominating and Corporate Governance Committee has established nomination criteria by which board candidates are to be evaluated. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2012, we did not pay any fees to any third parties to assist in the identification of nominees. During 2012, we did not receive any director nominee suggestions from stockholders.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2012, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the CEO and other named executive officers for the years ended December 31, 2012 and 2011:

Name and principal position	Year	Salary ($) (3) (2)	Bonus ($)	Stock awards($)(1)	Option award($) (1)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (2)	Total ($)
Specialty Metals	2012	0	0	0	0	0	0	620,249	620,249
Group Advisors,
LLC (Manager) (2)	2011	0	100,000	101,420	97,650	0	0	393,201	692,271

Alan C. Benjamin	2012	0	0	0	0	0	0	155,062	155,062
Chief Executive
Officer (principal	2011	0	15,000	13,830	32,550	0	0	130,384	191,764
executive officer) (2)

Richard T. Morena	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Chief Financial
Officer (principal	2011	15,000	0	47,200	59,400	0	0	0	121,600
financial and
accounting officer)(3)

Mary E. Paetzold	2012	55,000	12,500	0	7,150	0	0	0	74,650
Chief Financial
Officer (principal	2011	25,000	0	0	4,025	0	0	0	29,025
financial and
Accounting officer)(4)

Ailon Z. Grushkin	2012	0	0	0	0	0	0	155,062	155,062
President (2)	2011	0	45,500	46,100	32,550	0	0	130,384	254,534

Richard A. Biele	2012	0	0	0	0	0	0	155,062	155,062
Chief Operating
Officer (2)	2011	0	39,500	41,490	32,550	0	0	105,383	218,923

(1)	Shares awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 3 of notes to financial statements included herein.

(2)	Upon the successful completion of the IPO, Specialty Metals Group Advisors LLC was granted 155,000 stock options that are exercisable at $4.50 per share, vest immediately upon the closing of the IPO and expire on November 23, 2014. In June 2011, the Company awarded a bonus of $0.1 million and 22,000 fully-vested restricted shares of common stock to Specialty Metals Group Advisors LLC resulting in non-cash compensation expense of approximately $0.1 million recorded during the year ended December 31, 2011 based on the fair value at the time of the awards of $4.61 per share. The fair value was determined based on the NMV on the date of issue since the Company’s common stock was not trading separate from the units issued in the IPO. Alan C. Benjamin, Ailon Z. Grushkin, BRACK Advisors LLC, a New Jersey limited liability company controlled by Richard A. Biele, and RCM Indium LLC each own 25.00% of the Manager. However, RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin, does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC. Alan C. Benjamin, Ailon Z. Grushkin and Richard A. Biele, through BRACK Advisors LLC each have beneficial ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC, as indicated above.

(3)	Upon the closing of the Company’s IPO in 2011, Mr. Morena was awarded 10,000 fully vested common shares and fully vested stock options to purchase 50,000 and 30,000 shares of the Company’s common stock at exercise prices equal to $7.50 and $4.50 per share of common stock, respectively, exercisable through May 2016. Additionally, in July 2011, Mr. Morena was awarded fully vested stock options to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.75 per share expiring in July 2016. Mr. Morena was also paid cash compensation of $15 thousand in 2011. Mr. Morena resigned as chief financial officer (“CFO”) in July 2011.

(4)	In July 2011, the Company entered into an arrangement with its new CFO that provides for the Company to pay cash compensation of $50 thousand per year and to grant the CFO quarterly five-year options to acquire 2,500 shares of common stock. In June 2012, the arrangement was amended to pay the CFO $60 thousand per year and to grant the CFO quarterly five-year options to acquire 5,000 shares of common stock. All options vest at the date of grant and are exercisable at the market value at the date of grant.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the board of directors. Except for our chief financial officer as described above, we have no employment agreements or arrangements with our named executive officers. Messrs. Benjamin, Grushkin, Biele and Martin provide services on our behalf through the Manager and are compensated by the Manager out of the manager fee paid by us to the Manager pursuant to the Management Services Agreement.

Director Compensation

We do not pay directors, who are also members of our Manager, any additional compensation for their service as a director. We do compensate our non-employee, independent directors for their service as a director. Below we show the compensation paid to our non-employee directors in 2012 and 2011.

Fiscal 2012 Director Compensation Table

The following table shows the compensation paid to our non-employee directors for their board service during the year ended 2012:

					Change in
					Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash (1)	Awards	Awards (2)	Compensation	Earnings	Compensation	Total
Fred Arena	$11,000	$-	$1,800	$-	$-	$-	$12,800
Mark Stephen Neuhof	$11,000	$-	$1,800	$-	$-	$-	$12,800
P.J. (Patrick James) Richardson	$11,000	$-	$1,800	$-	$-	$-	$12,800
William Martin (3)	$-	$-	$-	$-	$-	$-	$-

(1) See below “Cash Compensation of Board of Directors.”

(2) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the determination of grant date fair value of option awards in accordance with FASB ASC Topic 718, see Note 3 of notes to the Financial Statements in this Annual Report on Form 10-K for the year ended December 31, 2012.

(3) William C. Martin joined our board of directors in January 2010. RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin became a member of Specialty Metals Group Advisors LLC, the Manager, in March 2011. RCM Indium, LLC also received other compensation of $155,087 representing its share of Specialty Metals Group Advisors LLC other compensation noted above under Compensation of Executive Officers.

Cash Compensation of Board of Directors

Each of the independent members of our board of directors are paid remuneration for their services as our board of directors may, from time to time, determine. Until otherwise determined, we anticipate paying each of our independent board members $10,000 per year and $1,000 per meeting attended in person (including committee meetings). We will also reimburse the members of our board of directors for out-of-pocket expenses for attending such meetings, and all directors will participate in the indemnification arrangements described under the Management Services Agreement, as amended.

Director Equity Compensation

On January 31, 2008, we granted, subject to the completion of the IPO in 2011, 8,333 options to purchase common stock to each of our three independent directors. The options were fully vested and exercisable at $7.50 per share, upon the completion of the IPO in May 2011 and expire in May 2016. In 2010, we agreed to grant an additional 5,000 options to purchase common stock to each of our four nonexecutive directors, contingent upon the successful completion of the IPO. These options are exercisable at $4.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. Effective with the IPO, our non-employee, independent directors participate in our 2008 Long-Term Incentive Compensation Plan, as amended. Directors are granted options to purchase 5,000 shares per annum of common stock pursuant to the 2008 Long-Term Incentive Compensation Plan. In 2012 and 2011, we granted 5,000 five-year, fully vested stock options to each of our three independent directors. The options are exercisable at the market price on the date of grant. William C. Martin joined our board of directors in January 2010. RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin became a member of Specialty Metals Group Advisors LLC, the Manager, in March 2011. As a result, William C. Martin no longer qualifies as an independent member of our board of directors. Because Mr. Martin was an independent director in 2010, he was granted stock options to purchase 5,000 shares of our common stock as described previously for the other independent directors in 2010.

Option Grants to Non-Employee Directors During 2012

During 2012, the following non-employee directors were granted options to purchase common stock under the 2008 Long-Term Incentive Compensation Plan:

	Number of shares Underlying Option Grants	Grant Date	Exercise Price
Fred Arena	5,000	11/5/2012	$2.52

Mark Stephen Neuhof	5,000	11/5/2012	$2.52

P.J.(Patrick James) Richardson	5,000	11/5/2012	$2.52

Executive Officers Outstanding Equity Awards at 2012 Year End

The table below presents outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our executive officers for the year ended December 31, 2012:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Specialty Metals	155,000	0	0	4.50	11/23/14	0	0	0	0
Group	300,000	0	0	4.50	05/09/16
Advisors
LLC(1)
Alan C	51,666	0	0	4.50	11/23/14	0	0	0	0
Benjamin(1)	100,000	0	0	4.50	5//09/16	0	0	0	0
Ailon Z	51,666	0	0	4.50	11/23/14	0	0	0	0
Grushkin(1)	100,000	0	0	4.50	5/09/16	0	0	0	0
Richard A	51,666	0	0	4.50	11/23/14	0	0	0	0
Biele(1)	100,000	0	0	4.50	5/09/16	0	0	0	0

Mary E	2,500	0	0	4.51	7/22/16	0	0	0	0
Paetzold(3)	2,500	0	0	3.90	10/23/16	0	0	0	0
	2,500	0	0	3.55	12/31/16	0	0	0	0
	2,500	0	0	3.40	4/01/17	0	0	0	0
	5,000	0	0	2.70	7/01/17	0	0	0	0
	5,000	0	0	2.63	10/01/17	0	0	0	0

(1)	Upon the successful completion of the IPO, Specialty Metals Group Advisors LLC was granted 155,000 stock options that are exercisable at $4.50 per share, vested immediately upon the closing of the IPO and expire on November 23, 2014. Specialty Metals Group Advisors LLC also received 150,000 stock options in connection with the exchange of 75,000 shares of common stock on the IPO closing date and an additional 150,000 stock options received in connection with the exchange of our Note Payable on the IPO closing date. These 300,000 stock options are exercisable at $4.50 per share, vest immediately and expire on May 9, 2016. Alan C. Benjamin, Ailon Z. Grushkin, BRACK Advisors LLC, an entity controlled by Richard A. Biele, and RCM Indium LLC each own 25.00% of the Manager. However, RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin, does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC. Alan C. Benjamin, Ailon Z. Grushkin and BRACK Advisors LLC, an entity whose managing member is Richard A. Biele, each have beneficial ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC, as indicated above.

(2)	In July 2011, we entered into an arrangement with Mary E. Paetzold (our CFO) that provides for us to grant her quarterly five-year options to acquire 2,500 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In June 2012 such arrangement was modified to provide for the quarterly grant of fully vested, five-year options to acquire 5,000 shares of common stock exercisable at the market value at the date of grant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,000,000	$4.78	659,999
Equity compensation plans not approved by security holders	-	-	-
Total	1,000,000	$4.78	659,999

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 8, 2013 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 8,803,817 shares of common stock outstanding on March 8, 2013.

	Number of	Percentage of
Name of Beneficial Owners (1)(2)	shares	common stock
5% Stockholders
Specialty Metals Group Advisors LLC (3)(4)(14)	530,000	5.72%
Raging Capital Management LLC(11)	5,934,684	55.10%
Raging Capital Master Fund, Ltd. (11)	5,934,684	55.10%
Anchorage Capital Group, L.L.C. (13)	1,200,000	12.76%
Talara Capital Management, LLC (14)	1,355,700	14.34%
Executive Officers and Directors
Alan C. Benjamin (4)(7)	265,890	2.96%
Ailon Z. Grushkin (4)(8)	409,392	4.52%
Richard A. Biele (4)(9)	227,834	2.54%
Mary E. Paetzold (5)	25,000	*
William Martin (10)(12)	5,953,740	55.21%
P.J. (Patrick James) Richardson (6)	37,389	*
Fred Arena (6)	23,333	*
Mark Stephen Neuhof (6)	23,333	*

All officers and directors as a group (8 persons)(4)(5)(6)
(7)(8)(9)(10)(12)	6,965,911	60.52%

*	represents less than 1.0%

(1)	Unless otherwise indicated, the address of each person is SMG Indium Resources, Ltd. 100 Park Ave., Suite 16, New York, New York 10017.

(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.

(3)	Includes 455,000 shares that may be acquired upon the exercise of options to purchase common stock.

(4)	Messrs. Benjamin, Grushkin, and BRACK Advisors LLC, a New Jersey limited liability company, whose managing member is Richard A. Biele, may be deemed to beneficially own the shares owned by Specialty Metals Group Advisors by virtue of their respective ownership and control of Specialty Metals Group Advisors LLC. However, RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin, does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC.

(5)	Includes 7,500 shares that may be acquired upon the exercise of options to purchase common stock.

(6)	Includes 18,333 shares that may be acquired upon the exercise of options to purchase common stock granted to each of the independent directors.

(7)	Includes 151,666 shares that may be acquired upon the exercise of options to purchase common stock held by Specialty Metals Group Advisors LLC

(8)	Includes 91,363 shares and 91,363 shares that may be acquired upon the exercise of common stock purchase warrants held by the AZG Tangible Assets Fund LLC and A.Z.G. Capital Corp. Profit Sharing Plan. Ailon Z. Grushkin is the Managing Member of the Managing Member of AZG Tangible Assets Fund LLC and retains 100% equity ownership in the Managing Member. Ailon Z. Grushkin is the sole beneficiary of A.Z.G. Capital Corp. Profit Sharing Plan. Also includes 151,666 shares that may be acquired upon the exercise of options to purchase common stock held by Specialty Metals Group Advisors LLC

(9)	Includes 14,056 shares and 14,056 shares that may be acquired upon the exercise of common stock purchase warrants held by Richard A. Biele IRA and 9,000 shares held by BRACK Advisors LLC, a New Jersey limited liability company whose managing member is Richard A. Biele and 151,666 shares that may be acquired upon the exercise of options to purchase common stock held by Specialty Metals Group Advisors LLC.

(10)	Includes 5,000 shares that may be acquired upon the exercise of options to purchase common stock. Includes 7,028 shares and 7,028 shares that may be acquired upon exercise of common stock purchase warrants held by William C. Martin SEP IRA, over which Mr. Martin, as a director of the Company and a member of the Manager through his control of RCM Indium LLC, has voting and investment control. Includes 3,967,542 shares and 1,967,342 shares that may be acquired by the exercise of common stock purchase warrants held by Raging Capital Master Fund, Ltd. William C. Martin is the Managing Member of Raging Capital Management, LLC the General Partner of Raging Capital Master Fund , Ltd. William C. Martin retains 100% equity ownership in Raging Capital Management, LLC.

(11)	Includes 3,967,342 shares and 1,967,342 shares that may be acquired upon the exercise of common stock purchase warrants held by Raging Capital Master Fund Ltd. Raging Capital Management, LLC is the General Partner of Raging Capital Master Fund Ltd.

(12)	RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin, a member of our board of directors owns 25% of Specialty Metals Group Advisors LLC. However, RCM Indium, LLC does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC.

(13)	Includes 600,000 shares of Common Stock, based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012 by Anchorage Capital Group, L.L.C., 610 Broadway, New York, NY 10012. Also includes 600,000 shares that may be acquired upon the exercise of Common Stock purchase warrants held by Anchorage Capital Group, L.L.C.

(14)	Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013 by Talara Capital Management, LLC, 805 Third Ave., 20th floor, New York, NY 10022. Also based on Form 4's filed with the Securities and Exchange Commission on October 1, 2012 by Talara Capital Management, LLC. Includes 650,600 shares that may be acquired upon the exercise of Common Stock purchase warrants held by Talara Capital Management, LLC.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in during the year ended December 31, 2012, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On May 10, 2011, we entered into an Amended and Restated Management Services Agreement with the Manager to govern the management and operations of our company. See ‘‘Management of SMG Indium Resources Ltd. — Management Services Agreement.’’ The members of our Manager are as follows: Ailon Z. Grushkin, our president; BRACK Advisors LLC, a New Jersey limited liability company, with the managing member being Richard A. Biele, our chief operating officer; Alan C. Benjamin, our chairman and chief executive officer and RCM Indium LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, with the sole member being William C. Martin, our director. Specialty Metals Group Advisors LLC is managed by Ailon Z. Grushkin. Pursuant to this agreement the Manager fees during the year ended December 31, 2012 approximated $0.6 million.

On March 8, 2011, RCM Indium, LLC, a Delaware limited liability company, with the members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, with the sole member being William C. Martin, our director, became a member of Specialty Metals Group Advisors LLC, our Manager. RCM Indium, LLC does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC. RCM Indium, LLC shares in our Manager’s compensation. Raging Capital Management, LLC and its affiliates is our largest stockholder.

On January 5, 2012, we closed a private placement of an aggregate of 2.0 million shares of our common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for an aggregate purchase price of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd. and the entity represents our largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, our director and member of our Manager. We intend to use 85% of the gross proceeds, or approximately $6.4 million, from such transaction to purchase and stockpile the metal indium and 15% of the gross proceeds, or approximately $1.1 million, for general corporate purposes.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions in which we are involved, and may also compete with us.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2012	2011

Audit Fees (1):	$98,000	$100,000
Audit-Related Fees:	-	-
Tax Fees (2):	10,000	10,000
All Other Fees:	-	-

Total	$108,000	$110,000

(1)	Audit fees include fees for professional services rendered for the audits of the consolidated financial statements and effectiveness of internal control over financial reporting of the Company, quarterly reviews, statutory audits, consents and assistance with the review of documents filed with the SEC.

(2)	Tax fees include fees for tax services, including tax compliance.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed on April 1, 2008(1)

3.3	Certificate of Amendment to the Certificate of Incorporation filed on November 23, 2009(1)

3.4	Certificate of Amendment to the Certificate of Incorporation filed on November 3, 2010(5)

3.5	Form of Amended and Restated Certificate of Incorporation(5)

3.6	Amendment to Certificate of Incorporation filed November 5, 2012

3.7	Amended and Restated Bylaws(6)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Form of Warrant Agreement(6)

4.5	Form of Unit Option Purchase Agreement(6)

4.6	2008 Long-Term Incentive Compensation Plan(1)

14.1	Amended and Restated Corporate Code of Conduct and Ethics(7)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter(7)

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter(7)

99.3	Amended and Restated Compensation Committee Charter(7)

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

(1)	Previously filed as an exhibit to Form S-1 on April 7, 2010.

(2)	Previously filed as an exhibit to Amendment No. 1 to Form S-1 on June 4, 2010.

(3)	Previously filed as an exhibit to Amendment No. 2 to Form S-1 on July 9, 2010.

(4)	Previously filed as an exhibit to Amendment No. 3 to Form S-1 on July 14, 2010.

(5)	Previously filed as an exhibit to Amendment No. 4 to Form S-1 on December 15, 2010.

(6)	Previously filed as an exhibit to Amendment No. 5 to Form S-1 on March 10, 2011.

(7)	Previously filed as an exhibit to the Annual Report on Form 10-K on March 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMG INDIUM RESOURCES LTD.

Date: March 29, 2013	By:	/s/ Alan Benjamin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Alan Benjamin	Chairman, Chief Executive Officer and Director	March 29, 2013
Alan Benjamin	(Principal Executive Officer)

/s/ Mary E. Paetzold	Chief Financial Officer	March 29, 2013
Mary E. Paetzold	(Principal Financial and Accounting Officer)

/s/ Ailon Z. Grushkin	President and Director	March 29, 2013
Ailon Z. Grushkin

/s/ Richard A. Biele	Chief Operating Officer and Director	March 29, 2013
Richard A. Biele

/s/ P.J. Richardson	Director	March 29, 2013
P.J. Richardson

/s/ Fred Arena	Director	March 29, 2013
Fred Arena

/s/ Mark S. Neuhof	Director	March 29, 2013
Mark S. Neuhof

/s/ William C. Martin	Director	March 29, 2013
William C. Martin

Report of Independent Registered Public Accounting Firm

The Board of Directors

SMG Indium Resources Ltd.:

We have audited the accompanying balance sheets of SMG Indium Resources Ltd. as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMG Indium Resources Ltd. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 29, 2013

SMG INDIUM RESOURCES LTD.

BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$6,151,770	$3,536,331
Prepaid expenses and other current assets	29,774	23,704
Total Current Assets	6,181,544	3,560,035

Cash and cash equivalents restricted for indium purchases	-	2,700,781
Inventory - indium	22,680,758	18,998,756
Equipment, net of accumulated depreciation	597	929
Total Assets	$28,862,899	$25,260,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of $149,323 and $88,228 at December 31, 2012 and 2011, respectively	$226,991	$195,696
Total Current Liabilities	226,991	195,696

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.001 par value: authorized 25,000,000 and 40,000,000 shares at December 31, 2012 and 2011, respectively; issued 8,832,301 and 6,832,301 shares at December 31, 2012 and and 2011, respectively; outstanding 8,808,717 and 6,832,301 shares at December 31, 2012 and 2011, respectively	8,833	6,833
Additional paid-in capital	40,106,728	32,598,678
Accumulated deficit	(11,427,369)	(7,540,706)
Less treasury stock at cost: 23,584 and 0 shares at December 31, 2012 and 2011, respectively	(52,284)	-
Total Stockholders' Equity	28,635,908	25,064,805
Total Liabilities and Stockholders' Equity	$28,862,899	$25,260,501

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

Operating costs:
Inventory-indium write-down	$2,700,553	$3,254,874
Operating expenses - Manager - related party	620,349	691,171
Officers and directors compensation expense	113,050	233,275
Other operating expenses	514,403	615,095
Total Operating Costs	3,948,355	4,794,415

Other expense (income):
Interest expense - Manager - related party	-	5,300
Interest income	(22,802)	(27,062)
Other income	(38,890)	-
Net Loss	(3,886,663)	(4,772,653)

Preferential Dividend to Class A Common Stockholders	-	(2,359,755)

Net Loss Applicable to Common Stockholders	$(3,886,663)	$(7,132,408)

Loss Per Share Applicable to Common Stockholders
Basic and Diluted	$(0.44)	$(1.61)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	8,810,035	4,443,019

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional			Total
	Class A Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2010	1,163,600	$1,164	155,000	$155	$5,373,771	$(408,298)	$-	$4,966,792
Awards of stock options to officers and directors	-	-	-	-	97,075	-	-	97,075
Exchange of Manager-related party note payable for stock options	-	-	-	-	316,078	-	-	316,078
Exchange by Manager-related party of shares of common stock for stock options	-	-	(75,000)	(75)	75	-	-	-
Issuance of common stock and warrants in IPO at $5.00 per unit, net	-	-	5,084,750	5,085	24,207,258	-	-	24,212,343
Conversion of Class A common stock for shares of common stock	(1,163,600)	(1,164)	1,163,600	1,164	-	-	-	-
Preferential dividend of units to Class A common stockholders in connection with IPO	-	-	471,951	472	2,359,283	(2,359,755)	-	-
Awards of common stock to officer	-	-	10,000	10	47,190	-	-	47,200
Award of common stock to Manager-related party	-	-	22,000	22	100,298	-	-	100,320
Award of stock options to Manager-related party	-	-	-	-	97,650	-	-	97,650
Net loss	-	-	-	-	-	(4,772,653)	-	(4,772,653)
Balance at December 31, 2011	-	-	6,832,301	6,833	32,598,678	(7,540,706)	-	25,064,805
Issuance of common stock to a related party in a private placement, net	-	-	2,000,000	2,000	7,495,500	-	-	7,497,500
Awards of stock options to directors and an officer	-	-	-	-	12,550	-	-	12,550
Purchase of 23,584 shares of treasury stock	-	-	-	-	-	-	(52,284)	(52,284)
Net loss	-	-	-	-	-	(3,886,663)	-	(3,886,663)
Balance at December 31, 2012	-	$-	8,832,301	$8,833	$40,106,728	$(11,427,369)	$(52,284)	$28,635,908

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CASH FLOWS

	2012	2011

Cash flow from operating activities:
Net loss	$(3,886,663)	$(4,772,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of inventory - indium	2,700,553	3,254,874
Non-cash compensation to Manager - related party	-	197,970
Non-cash compensation to officers and directors	12,550	144,275
Accrued interest to Manager - related party	-	5,300
Depreciation	332	83
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,070)	(20,627)
Decrease (increase) in cash and cash equivalents restricted for indium purchases	2,700,781	(2,700,781)
Increase in inventory - indium	(6,382,555)	(17,662,614)
Increase in accounts payable and accrued expenses	31,295	185,233
Net cash used in operating activities	(4,829,777)	(21,368,940)

Cash flow from investing activities:
Purchase of equipment	-	(1,012)
Net cash used in investing activities	-	(1,012)

Cash flow from financing activities:
Proceeds from initial public offering, net	-	24,212,343
Proceeds from private placement of common stock to a related party, net	7,497,500	-
Purchase of treasury shares	(52,284)	-
Net cash provided by financing activities	7,445,216	24,212,343

Net increase in cash and cash equivalents	2,615,439	2,842,391
Cash and cash equivalents, at beginning of year	3,536,331	693,940
Cash and cash equivalents, at end of year	$6,151,770	$3,536,331

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. On April 2, 2008, the Company changed its name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. Effective with the quarter ended June 30, 2011, the Company is an operating company and is no longer considered a development-stage company. The Company operates in a single-segment business whose primary business purpose is to purchase and stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders. At its discretion and based on market conditions, the Company may subsequently lease, lend or sell some, or all, of its indium stockpile to cover annual operating expenses. The Company’s common shares represent an indirect interest in the physical indium it owns.

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

The NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee and the number of IPO units that the Class A stockholders received upon the completion of the IPO. The NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month , plus cash and other Company assets, less any liabilities. At December 31, 2012 and 2011, the Company’s management calculated the NMV of the Company to be approximately $28.8 million and $25.7 million, respectively. At December 31, 2012 and 2011, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $0.1 million and $0.6 million, respectively.

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

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Upon the closing of the IPO in May 2011, the Company classified 85% of the net proceeds from the IPO as noncurrent restricted cash and cash equivalents designated for the purchase of indium. The balance sheet at December 31, 2011 included restricted cash of approximately $2.7 million, representing the Company’s remaining commitment to purchase indium at December 31, 2011 in order to utilize 85% of the net proceeds from the IPO. At December 31, 2012, there was no restricted cash, as the Company had satisfied its commitment to utilize 85% of the net proceeds for the purchase of indium.

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. Cost is determined using the specific-identification method. The stockpile of the physical metal indium is classified as noncurrent as the Company does not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases or decreases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair value is less than the cost. Realized gains (losses) from sale transactions will be determined for financial reporting purposes on a specific-identification method. At December 31, 2012 and 2011, certain lots of indium in inventory have been adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million and $3.3 million, respectively, based on the spot price of indium of $485 and $570 per kilogram at December 31, 2012 and 2011, respectively.

Basic and Diluted Earnings (Loss) per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrant, using the treasury-stock method and convertible stock using the if-converted method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For both the years ended December 31, 2012 and 2011, all potentially issuable shares from outstanding options, warrants and unit purchase options have been excluded from the computation of the diluted EPS since the effect would be anti-dilutive. Also, for the year ended December 31, 2011 the effects of potentially dilutive Class A common stock were excluded from the calculation of dilutive EPS since the effect would have been anti-dilutive.

Accounting for Direct Sales and Lending Transactions

The stockpile of indium may be used from time to time for “direct sales” and/or “lending” transactions. Under a “direct sale” transaction, the Company would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value based on specific-identification method. The Company may also elect to enter into a lending transaction. In indium lending transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Accounting for Direct Sales and Lending Transactions, continued

date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. While the Company believes that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. The Company accounts for any USPA transaction on a combined basis (sale and purchase) and evaluates whether, and in what period, other income may be recognized based on the specific terms of any arrangements. The Company will disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations.

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

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $12 thousand and $0.3 million for the years ended December 31, 2012 and 2011, respectively. The fair value of each option granted during 2012 and 2011 was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the weighted average assumptions in the following table:

	Year Ended December 31,
	2012	2011
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	15%	19%
Risk-free interest rate	0.62-1.02%	0.87-1.57%

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2012 and 2011 was $0.42 and $0.69, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through December 31, 2012.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At December 31, 2012, the Company had cash on deposit of approximately $5.9 million in excess of federally insured limits of $0.3 million.

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

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2012 and 2011, there were no outstanding preferred shares. Majority of the Company’s independent directors that do not have an interest in the transaction shall approve any offering of preferred stock and have access, at the Company’s expense, to its counsel or independent counsel. Any document relating to an offering of preferred stock by the Company will disclose whether the dividends on the preferred stock are cumulative, the risk of failure to declare or pay dividends on the preferred stock and the equity characteristics of any convertible preferred stock being offered to investors.

Class A Common Stock

In 2010 and 2009, the Company raised aggregate net proceeds of approximately $5.6 million from the sale of an aggregate of 1,163,600 units in a private placement. A unit consisted of one share of Class A common stock and one warrant to purchase one share of common stock at an exercise price of $5.75 per share. The warrants became exercisable immediately after the IPO and expire in May 2016. The Class A Common Stockholders converted all of their Class A common stock into common stock immediately prior to the IPO. The Class A Common Stockholders were entitled to an adjustment reflecting: (i) the 20% increase in shares of common stock and warrants associated with the failure to complete an IPO within a certain timeframe, plus (ii) the NMV adjustment, as defined. The Company issued an additional 471,951 shares of common stock and warrants with an exercise price of $5.75 per share to the Class A Common Stockholders in connection with the IPO in May 2011 that was accounted for as a non-cash preferential dividend of approximately $2.4 million. The additional shares of common stock and warrants were valued using the IPO price of $5.00 per unit, as the terms of the warrants were the same as the IPO warrants.

Common Stock

On May 4, 2011, the Company amended its Certificate of Incorporation to extend the life of the Company to perpetuity. In addition, it increased the number of authorized common stock from 5,000,000 shares to 40,000,000 shares. In November 2012, the Company’s board of directors approved an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock from 40,000,000 to 25,000,000.

The Company completed its IPO pursuant to a Registration Statement that was declared effective May 4, 2011. The Company sold an aggregate of 5,084,750 units, including the partial exercise of the underwriters’ overallotment option, at a price of $5.00 per unit for aggregate net proceeds of approximately $24 million. Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Of the total net proceeds, approximately $20.4 million was committed to be used to purchase and stockpile indium and approximately $3.6 million was used for general working capital purposes. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. The warrants also contain a call feature that permits the Company to redeem the warrants at a price of $0.01 per warrant at any time after the warrants become exercisable, upon providing at least 30 days advance written notice of redemption, and if, and only if, the last sales price of the Company’s common stock equals or exceeds $8.00 per share for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption. In addition, the Company may not redeem the warrants unless the warrants comprising the units sold in the IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date scheduled for the redemption. If the foregoing conditions are satisfied and the Company calls the warrants for redemption, each warrant holder shall then be entitled to exercise their warrants prior to the date scheduled for redemption. The redemption provisions for the Company’s warrants have been established at a price that is intended to avail to the warrant holders a premium in the market price as compared to the initial exercise price. There can be no assurance, however, that the price of the common stock will exceed either the redemption price of $8.00 or the warrant exercise price of $5.75 after the Company calls the warrants for redemption. The Company also issued a Unit Purchase Option (“UPO”) to the underwriters or their designees for 240,000 units. The UPO allows the underwriters to purchase units at an exercise price of 110% of the price per unit in the IPO (or $5.50 per share) and expires in May 2015.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity – (continued)

Common Stock, continued

On January 5, 2012, the Company closed a private placement of an aggregate of 2.0 million shares of its common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for aggregate net proceeds of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd. and they are affiliated and controlled by William C. Martin. Mr. Martin is a member of the Company’s board of directors and through his control of RCM Indium, LLC, a member of the Manager, Specialty Metals Group Advisors LLC and he and his affiliates are the Company’s largest stockholder(s).

Equity Compensation Plan

In January 2008, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. On July 7, 2010, the Company’s board of directors authorized an increase from 550,000 shares of common stock to 1,000,000 shares of common stock to be reserved for issuance pursuant to the Plan. On April 19, 2011, prior to the consummation of the IPO, such increase was submitted and approved by the stockholders. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or a committee of the board. Options granted to date have vested immediately and expire in five years. At December 31, 2012, there were 340,001 options available under the plan for future grants.

Stock Options

In 2008, the Company agreed to grant 8,333 options to purchase common stock to each of the Company’s three independent directors and 50,000 options to the Company’s former Chief Financial Officer (“CFO”), contingent upon the successful completion of the IPO. The options are exercisable at $7.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. The Company estimated the fair value of these options upon the closing of the IPO at $0.15 per share using the Black-Scholes-Merton option pricing model.

In 2010, the Company agreed to grant an additional 5,000 options to purchase common stock to each of the Company’s four nonexecutive directors and 30,000 options to the Company’s former CFO, contingent upon the successful completion of the IPO. The options are exercisable at $4.50 per share, vested immediately with the closing of the IPO and expire on May 9, 2016. The Company estimated the fair value of the 2010 option grants at $0.79 per share using the Black-Scholes-Merton option pricing model.

In 2012 and 2011, the Company granted 5,000 five-year, fully vested stock options to each of the Company’s three independent directors, exercisable at the market price on the date of grant. In 2011, the Company also granted 30,000 five-year, fully vested options to the Company’s former CFO, exercisable at the market price on the date of grant. The options are exercisable at $4.75 per share, vest immediately and expire in five years. In 2012 and 2011, the Company awarded its new CFO five-year fully vested options to acquire 15,000 and 5,000 shares of common stock, respectively, exercisable at the market value at the date of grant. The Company estimated the fair value of the director’s and CFO options using the Black-Scholes-Merton option pricing model. The Company recorded non-cash officers’ and directors’ compensation expense aggregating approximately $12 thousand and $0.1 million for the above stock options during the years ended December 31, 2012 and 2011, respectively.

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

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding December 31, 2010	-	-	-	-
Granted	629,999	$3,069,768	$3.90-7.50	$4.87
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, December 31, 2011	629,999	3,069,768	3.90-7.50	4.87
Granted	30,000	81,825	2.52-3.55	2.73
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, December 31, 2012	659,999	$3,151,593	$2.52-7.50	$4.78

The weighted average grant date fair value was $0.42 and $0.69 for the years ended December 31, 2012 and 2011, respectively and the weighted average remaining contractual life is 3.1 years for stock options outstanding at December 31, 2012. There is no intrinsic value at December 31, 2012 as the market value of all options is less than the exercise price for all options.

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

Warrants

As of December 31, 2012, the Company has outstanding warrants exercisable for 6,755,601 shares of the Company’s common stock and 240,000 warrants underlying the UPO which have not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO which expire on May 4, 2015.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity – (continued)

Stock Repurchase Program

In May 2012, the Company’s Board of Directors authorized a $1.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until the May 31, 2013. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company repurchased 23,584 shares of its Common Stock and 2,500 warrants under this program through December 31, 2012 at an aggregate cost of $52,284, which was recorded as treasury stock in the accompanying balance sheet at December 31, 2012.

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

The MSA has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on its NMV beginning upon the successful completion of the IPO. Such Manager fees aggregated approximately $0.6 million and $0.4 million during the years ended December 31, 2012 and 2011, respectively. In addition, the manager received a cash bonus of $0.1 million and non-cash compensation for stock awards and stock options aggregating approximately $0.2 million during the year ended December 31, 2011. There was no additional cash or non-cash compensation in 2012 other than the previously disclosed manager fee.

On January 8, 2008, the Company entered into a revolving line of credit with the Manager in the aggregate amount of $0.3 million. On May 10, 2011, the Company completed its IPO, and amounts due to the Manager under the line of credit were automatically converted into 150,000 common stock options, which were immediately vested, are exercisable at $4.50 per share and expire on May 9, 2016. In connection with this conversion, the Company recorded additional paid-in capital for the aggregate value of the accrued interest and the amount borrowed under the line of credit of approximately $0.3 million, no gain was recorded on this transaction because the Manager is a related party.

Upon the initial closing of the minimum funds sought in connection with a private placement in 2009, the Company issued to the Manager, subject to the completion of the IPO options exercisable for 155,000 shares of common stock at an exercise price of $4.50 per share. The options expire on November 23, 2014. Upon the closing of the IPO, the Company recorded compensation expense of $0.1 million for the fair value of these options. On May 10, 2011, the Company completed its IPO, and 75,000 shares of common stock owned by the Manager were automatically converted into 150,000 common stock options, which were immediately vested, are exercisable at $4.50 per share and expire on May 9, 2016 (see Note 3).

In September 2011, the Company engaged a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter of which $20 thousand and $10 thousand was paid in 2012 and 2011.

On January 5, 2012, the Company closed a private placement of an aggregate of 2.0 million shares of its common stock at $3.75 per share to two accredited investors, Raging Capital Fund, L.P. and Raging Capital Fund (QP), L.P., for aggregate net proceeds of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd. and they are affiliated and controlled by William C. Martin. Mr. Martin is a member of the Company’s Board of Directors and, through his control of RCM Indium, LLC, a member of the Manager, Specialty Metals Group Advisors LLC and he and his affiliates are the Company’s largest stockholder(s).

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Related-Party Transaction – (continued)

Traxys Projects LP, 100% owned by Traxys S.a.r.l and its wholly owned subsidiary, Traxys North America LLC, and Traxys Commodity Fund LP each invested $500,000 in the Company’s 2009 Private Placement. This represented beneficial ownership in the Company by entities affiliated with Traxys North America LLC of 15.2% prior to the IPO and 4.1%, upon the completion of the IPO in May 2011. Accordingly, after the IPO, Traxys affiliated entities are no longer deemed to be a related party as they do not have significant influence. Through May 10, 2011, the completion date of the IPO, the Company purchased an aggregate of 7.2 metric tons of indium, representing 78.2% of its stockpile at that time, at prices that approximate market value, from Traxys North America LLC. The Company did not and does not have any outstanding special agreements or arrangements with Traxys S.a.r.l or any of its affiliates including its wholly owned subsidiary, Traxys North America LLC.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company will not engage in any transactions with its officers and directors involving purchasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

Note 5 — Income Taxes

The components of income taxes are as follows, in thousands:

	Year Ended December 31,
	2012	2011
Current	$-	$-
Deferred	(1,523)	(1,889)
Valuation allowance	1,523	1,889
Income tax expense (benefit)	$-	$-

Reconciliation between the benefit for income taxes, computed by applying the statutory federal income tax rate of 34% to net loss before income taxes, and the actual benefit for income taxes follows:

	Year Ended December 31,
	2012	2011

Federal income tax provision at statutory rates	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.2)%	(5.2)%
Change in valuation allowance	39.2%	39.2%
Effective rate	0%	0%

Components of deferred tax asset are as follows, in thousands:

	December 31,
Deferred tax assets:	2012	2011
Net operating tax loss carryforwards	$3,331	$1,813
Expenses not currently deductible	81	76
Total	3,412	1,889
Valuation allowance	(3,412)	(1,889)
Net deferred taxes	$-	$-

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Income Taxes – (continued)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for 2012 and 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income relate principally to stock compensation expenses. At December 31, 2012, the Company has available net operating loss carry forwards for federal and state income tax reporting purposes of approximately $8.4 million. The federal and state net operating loss carryforwards begin to expire in 2028. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing equity transactions, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited.

At December 31, 2012, the Company did not have any unrecognized tax benefits. All of the Company’s federal and state income tax returns, beginning in 2008, are subject to audit for those tax years.

Note 6 — Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses consist of the following, in thousands:

	December 31,
	2012	2011
Accounts payable to Manager-related party	$149	$88
Accrued professional services	45	61
Franchise tax accrual	17	38
Other	16	9
	$227	$196

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

Compensation

Effective July 2012, the Company entered into an arrangement with its chief financial officer (“CFO”) that provides for an annual base compensation of $60 thousand to be paid quarterly. Further, the Company will grant the CFO quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. The compensation committee of the board of directors approved the payment of $10 thousand per year to each of the nonexecutive board members and $1 thousand to such directors for each meeting attended in person. The Company pays a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand per quarter.

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

NOTES TO FINANCIAL STATEMENTS

Note 8 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements other than mentioned below.

Subsequent to December 31, 2012, the Company repurchased 4,900 shares of its common stock and 1,900 warrants for an aggregate purchase price of $12 thousand, which will be recorded as treasury stock in the first quarter of 2013.

