Form 10-Q
period 2013-03-31
SMG Indium Resources Ltd.
filed 2013-05-10
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 8, 2013 was 8,802,697.

 SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

 SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2013	2012

Current Assets:
Cash and cash equivalents	$5,905,130	$6,151,770
Prepaid expenses and other current assets	13,319	29,774
Total Current Assets	5,918,449	6,181,544

Inventory - indium	22,682,607	22,680,758
Equipment, net of accumulated depreciation	514	597
Total Assets	$28,601,570	$28,862,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of
$157,432 and $149,323 at March 31, 2013 and December 31, 2012, respectively	$272,771	$226,991
Total Current Liabilities	272,771	226,991

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at March 31, 2013 and
December 31, 2012; issued and outstanding 0 shares at March 31, 2013 and December 31, 2012	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at March 31, 2013 and December 31, 2012; issued 8,832,301 shares at March 31, 2013 and
December 31, 2012; outstanding 8,803,817 and 8,808,717 shares at
March 31, 2013 and December 31, 2012, respectively	8,833	8,833
Additional paid-in capital	40,108,378	40,106,728
Accumulated deficit	(11,724,498)	(11,427,369)
Less treasury stock at cost: 28,484 and 23,584 shares at March 31, 2013 and
December 31, 2012, respectively	(63,914)	(52,284)
Total Stockholders' Equity	28,328,799	28,635,908
Total Liabilities and Stockholders' Equity	$28,601,570	$28,862,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Operating costs:
Inventory-indium write-down	$-	$508,040
Operating expenses - Manager - related party	157,432	165,088
Officers and directors compensation expense	24,900	29,225
Other operating expenses	127,853	121,441
Total Operating Costs	310,185	823,794

Other income:
Interest income	(3,100)	(7,825)
Other income	(9,956)	(20,060)
Net Loss	$(297,129)	$(795,909)

Net Loss Per Share
Basic and Diluted	$(0.03)	$(0.09)

Weighted Average Number of Shares Outstanding
Basic and Diluted	8,805,644	8,744,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2012	8,832,301	$8,833	$40,106,728	$(11,427,369)	$(52,284)	$28,635,908
Award of stock options to officer	-	-	1,650	-	-	1,650
Purchase of 4,900 shares of treasury stock	-	-	-	-	(11,630)	(11,630)
Net loss	-	-	-	(297,129)	-	(297,129)
Balance at March 31, 2013	8,832,301	$8,833	$40,108,378	$(11,724,498)	$(63,914)	$28,328,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash flow from operating activities:
Net loss	$(297,129)	$(795,909)
Adjustments to reconcile net loss to net cash used in
operating activities:
Write-down of inventory - indium	-	508,040
Share-based compensation to officer	1,650	1,725
Depreciation	83	83
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	16,455	11,080
Decrease in cash and cash equivalents restricted for indium purchases	-	2,622,996
Increase in inventory - indium	(1,849)	(2,643,050)
Increase in accounts payable and accrued expenses	45,780	43,040
Net cash used in operating activities	(235,010)	(251,995)

Cash flow from financing activities:
Proceeds from private placement of common stock to a related party, net	-	7,497,500
Purchase of treasury shares	(11,630)	-
Net cash (used in) provided by financing activities	(11,630)	7,497,500

Net (decrease) increase in cash and cash equivalents	(246,640)	7,245,505
Cash and cash equivalents, at beginning of period	6,151,770	3,536,331
Cash and cash equivalents, at end of period	$5,905,130	$10,781,836

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

The NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee. The NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month, plus cash and other Company assets, less any liabilities. At March 31, 2013 and December 31, 2012, the Company’s management calculated the NMV of the Company to be approximately $31.7 million and $28.8 million, respectively. At March 31, 2013 and December 31, 2012, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $3.4 million and $0.1 million, respectively.

The Company’s business strategy is to purchase and stockpile indium in order to achieve long-term appreciation in the value of its indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2012 has been derived from the Company’s 2012 audited financial statements as of and for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any interim period.

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

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. The stockpile of the physical metal indium is classified as noncurrent as the Company does not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases or decreases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair value is less than the cost. Realized gains (losses) from sale transactions will be determined for financial reporting purposes on a specific-identification method. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. The Company will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram and inventory cannot be increased above its cost based on increases in the spot price of indium. At March 31, 2013, the spot price of indium was $555 per kilogram, and accordingly, no adjustments to inventory were recorded during the three months ended March 31, 2013.

Basic and Diluted Loss per Share

The Company presents both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrant, using the treasury-stock method and convertible stock using the if-converted method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For both the three months ended March 31, 2013 and 2012 , all potentially issuable shares from outstanding options, warrants and unit purchase options have been excluded from the computation of the diluted EPS since the effect would be anti-dilutive.

Accounting for Direct Sales and Lending Transactions

The stockpile of indium may be used from time to time for “direct sales” and/or “lending” transactions. Under a “direct sale” transaction, the Company would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value based on specific-identification method. The Company may also elect to enter into a lending transaction. In indium lending transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. While the Company believes that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. The Company accounts for any USPA transaction on a combined basis (sale and purchase) and evaluates whether, and in what period, other income may be recognized based on the specific terms of any arrangements. The Company discloses unconditional purchase obligations under these arrangements and, if applicable, accrues net losses on such unconditional purchase obligations.

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

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $2 thousand for both the three months ended March 31, 2013 and 2012. The fair value of each option granted during the three months ended March 31, 2013 and 2012 was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the weighted average assumptions in the following table:

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	12.14%	19.90%
Risk-free interest rate	0.77%	0.88%

The weighted average fair value at the date of grant for options granted during the three months ended March 31, 2013 and 2012 was $0.33 and $0.69, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through March 31, 2013.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At March 31, 2013, the Company had cash on deposit of approximately $5.6 million in excess of federally insured limits of $0.3 million.

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

Note 3 — Stockholders’ Equity

Common Stock

On January 5, 2012, the Company closed a private placement of an aggregate of 2.0 million shares of its common stock at $3.75 per share to two accredited investors, Raging Capital Fund, LP and Raging Capital Fund (QP), LP, for aggregate net proceeds of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund, LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd. and they are affiliated and controlled by William C. Martin, a member of the Company’s Board of Directors and, through his control of RCM Indium, LLC, a member of the Manager, Specialty Metals Group Advisors LLC.

Equity Compensation Plan

The Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s Board of Directors or one of its committees. Options granted to date have vested immediately and expire in five years. At March 31, 2013, there were 335,001 options available under the plan for future grants.

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2012	659,999	$3,151,593	$2.52-7.50	$4.78
Granted	5,000	12,250	2.45	$2.45
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, March 31, 2013	664,999	$3,163,843	$2.45-7.50	$4.76

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Stock Options, continued

The weighted average grant date fair value was $0.33 and $0.69 during the three months ended March 31, 2013 and 2012, respectively. The weighted average remaining contractual life is 2.8 years for stock options outstanding at March 31, 2013.

Warrants

As of March 31, 2013, the Company has outstanding warrants exercisable for 6,993,701 shares of the Company’s common stock including 240,000 warrants underlying a Unit Purchase Option (“UPO”), as described below, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

The warrants contain a call feature that permits the Company to redeem the warrants at a price of $0.01 per warrant at any time after the warrants become exercisable, upon providing at least 30 days advance written notice of redemption, and if, and only if, the last sales price of the Company’s common stock equals or exceeds $8.00 per share for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption. In addition, the Company may not redeem the warrants unless the warrants comprising the units and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date scheduled for the redemption. If the foregoing conditions are satisfied and the Company calls the warrants for redemption, each warrant holder shall then be entitled to exercise their warrants prior to the date scheduled for redemption. The redemption provisions for the Company’s warrants have been established at a price that is intended to avail to the warrant holders a premium in the market price as compared to the initial exercise price. There can be no assurance, however, that the price of the common stock will exceed either the redemption price of the warrants of $8.00 or the warrant exercise price of $5.75 after the Company calls the warrants for redemption. The Company has outstanding a UPO to underwriters or their designees for 240,000 units. The UPO allows the underwriters to purchase units at an exercise price of $5.50 per share and expires in May 2015.

Stock Repurchase Program

In May 2012, the Company’s Board of Directors authorized a $1.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until May 31, 2013. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. During the first quarter of 2013, the Company purchased 4,900 shares of its common stock and 1,900 warrants for an aggregate purchase price of $12 thousand. Through March 31, 2013, the Company purchased 28,484 shares of its common stock and 4,400 warrants for an aggregate purchase price of approximately $63,914.

Note 4 — Related-Party Transactions

The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, President and Director; BRACK Advisors LLC, an entity controlled by Richard A. Biele, Chief Operating Officer and Director; Alan C. Benjamin, Chairman and Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. SMG Advisors is managed by Ailon Z. Grushkin. The Manager’s financial statements are not consolidated with those of the Company. Pursuant to the MSA, the Manager is responsible for: (i) purchasing, leasing, lending and selling indium, (ii) submitting written reports to the Company’s Board of Directors detailing the delivery and payment particulars regarding each purchase and sale, (iii) arranging for the storage of indium, (iv) preparing a report on the Company’s NMV, (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and Board of Directors and (vi) managing the general business and affairs of the Company.

The MSA, as amended and restated in May 2011, has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on its NMV, at the end of each month. Such Manager fees aggregated approximately $0.2 million for both the three months ended March 31, 2013 and 2012.

SMG INDIUM RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Related-Party Transactions – (continued)

The Company paid a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand during both the three months ended March 31, 2013 and 2012.

On January 5, 2012, the Company closed a private placement of an aggregate of 2.0 million shares of its common stock at $3.75 per share to two accredited investors, Raging Capital Fund, LP and Raging Capital Fund (QP), LP, for aggregate net proceeds of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund, LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd. and they are affiliated and controlled by William C. Martin, a member of the Company’s Board of Directors and, through his control of RCM Indium, LLC, a member of the Manager, Specialty Metals Group Advisors LLC.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company does not engage in any transactions with its officers and directors involving purchasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

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

Compensation

In June 2012, the Company entered into an arrangement with its chief financial officer (“CFO”) that increased the annual base compensation of from $50 thousand to $60 thousand to be paid quarterly. Further, the Company agreed to grant the CFO quarterly five-year options to acquire 5,000 shares (previously 2,500 shares) of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In June 2011, the compensation committee of the Board of Directors approved the payment of $10 thousand per year to each of the nonexecutive board members and $1 thousand to such directors for each meeting attended in person. In September 2011, the Company engaged a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter.

In 2011, the Company’s Board of Directors approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the Board of Directors approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party, if the Company can successfully list its common stock on a major exchange. At March 31, 2013, none of the aforementioned awards have been granted.

Note 6 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that have required adjustment or disclosure in the financial statements other than mentioned below.

Subsequent to March 31, 2013, the Company repurchased 1,120 shares of its common stock for an aggregate purchase price of approximately $3 thousand, which will be recorded as treasury stock in the second quarter of 2013.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including and not limited to indium price volatility from supply and demand factors, international export quotas that could affect the availability of indium and our ability to purchase indium, lack of any internationally recognized exchanges for indium, limited number of potential suppliers of indium and potential customers who purchase indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value, and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC.

Overview

We were formed under the laws of the State of Delaware on January 7, 2008. On April 2, 2008, we changed our name from Specialty Metals Group Indium Corp. to SMG Indium Resources Ltd. On May 4, 2011, we amended our certificate of incorporation to provide for 40,000,000 shares of authorized common stock, par value $0.001 per share and 1,000,000 shares of authorized preferred stock, par value $0.001. In addition, we amended our corporate charter extending the life of the Company to perpetuity. In November 2012, our board of directors and stockholders approved an amendment to our certificate of incorporation to reduce our authorized shares of common stock to 25,000,000. We were formed to purchase and stockpile the specialty metal indium and may also lend, lease or sell indium if management believes it is advantageous.

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

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of March 31, 2013, we purchased approximately 47.0 metric tons (“mt”) of indium for an aggregate original cost (prior to any lower of cost or market adjustment) of approximately $28.6 million which is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s. The facility is visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or we deem the warehouse company’s insurance inadequate.

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

Our stockpile of indium may decrease over time due to sales of indium necessary to pay our annual operating expenses. Without increases in the price of indium sufficient to compensate for such decreases, our NMV may also decline. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to our cash operating expenses. Based on our current stockpile of approximately 47.0 mt of indium, the price of indium would need to appreciate approximately $26 per kilogram annually to offset the potential reduction in NMV as a result of projected annual operating expenses of $1.2 million. However, the increase required is highly dependent upon several variables including, but not limited to, the exact number of kilograms of indium held and the average price paid.

At March 31, 2013, the spot price of indium was $555 per kilogram, representing an increase of 14% from the spot price of $485 at December 31, 2012. The annual average price of indium decreased approximately 24.1% in 2012 from 2011. It decreased from $696 per kilogram in 2011 to $528 per kilogram in 2012. As a result of the decline in the price of indium since the closing of our IPO in May 2011, we recorded write-downs of certain lots of our indium inventory aggregating approximately $5.9 million through March 31, 2013. In addition, through March 31, 2013, our NMV per share has declined 21% since the closing of our IPO.

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

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement and (ii) is index to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) are not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through March 31, 2013.

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

Inventory of the Metal Indium

Our inventory of the metal indium is recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. The stockpile of the physical metal indium is classified as noncurrent as we do not expect to sell any of the indium during the next twelve months. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We will charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. However, it should be noted that there may not be a correlation between the spot price of indium as published by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market. Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Realized gains (losses) from any sale transactions will be determined for income tax and for financial reporting purposes on a specific-identification method when incurred. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. We will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram and inventory cannot be increased above its cost based on increases in the spot price of indium. At March 31, 2013, the spot price of indium was $555 per kilogram, and accordingly, no adjustments to inventory were recorded during the three months ended March 31, 2013.

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

Accounting for Direct Sales and Lending Transactions

The stockpile of indium may be used from time to time for “direct sales” and or “lending” transactions. Under a “direct sale” transaction, we would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for any USPA transaction on a combined basis (sale and purchase) and evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. During the first quarter of 2013 and 2012, we recorded approximately $10 thousand and $20 thousand, respectively, in other income as a result of gains recognized on USPA transactions.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statement.

Results of Operations

The results of operation for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31,
	2013	2012

Operating costs:
Inventory-indium write-down	$-	$508,040
Operating expenses - Manager - related party	157,432	165,088
Officers and directors compensation expense	24,900	29,225
Other operating expenses	127,853	121,441
Total Operating Costs	310,185	823,794

Other income:
Interest income	(3,100)	(7,825)
Other income	(9,956)	(20,060)
Net Loss	$(297,129)	$(795,909)

Net Loss Per Share
Basic and Diluted	$(0.03)	$(0.09)

Weighted Average Number of Shares Outstanding
Basic and Diluted	8,805,644	8,744,389

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

Three Months Ended March 31, 2013 Compared to March 31, 2012 Comparable Period

For the three months ended March 31, 2013, total operating expenses were approximately $0.3 million. For the comparable period in 2012, total operating costs were approximately $0.8 million including a lower of cost or market write-down of certain lots in indium inventory of approximately $0.5 million. Exclusive of the lower of cost or market write-down, operating expenses approximated the same as the prior period. There was no write-down of indium inventory at March 31, 2013 due to the fact that the spot price of indium of $555 per kilogram, as published by Metal Bulletin and posted on Bloomberg L.P., was greater than the accounting cost basis of all lots in inventory at that date. We do not expect any write-downs of inventory unless the spot price of indium falls below $485 per kilogram. Operating expenses-Manager-related party in the first quarter of 2013 decreased approximately $8 thousand when compared to the same period in 2012 due to lower NMV in the current period. Officers and directors compensation expense declined approximately $4 thousand due principally to lower director fees. Other operating expenses increased from approximately $121 thousand in the 2012 period to approximately $128 thousand in 2013 principally due to higher professional fees offset in part by lower state franchise tax. Based on our current business plan, we expect that our normal annual cash operating expenses will approximate $1.2 million annually over the next few years. Interest income decreased approximately $5 thousand during the quarter ended March 31, 2013, when compared to the comparable quarter in 2012 principally as a result of lower cash and cash equivalents available for investment. During the three-month period ended March 31, 2013, other income decreased approximately $10 thousand when compared to the first quarter in 2012 due to lower income on the USPA transaction in the 2013 quarter.

Net loss was approximately $0.3 million for the three months ended March 31, 2013 (or $0.03 per basic and diluted share) compared to a net loss of approximately $0.8 million (or $0.09 per basic and diluted share) in the comparable period ended March 31, 2012. As described above, the net loss in the first quarter of 2012 included approximately $0.5 million in a lower of cost or market write-down of indium inventory. The weighted average number of common shares was 8,805,644 in 2013 compared to 8,744,389 in the first quarter of 2012.

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

A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	March 31,	December 31,
	2013	2012
U.S. GAAP net book value	$28,328,799	$28,635,908
Excess of the indium at spot price over GAAP book value	3,414,109	122,689
NMV	$31,742,908	$28,758,597

The reasons why the Company relies on the NMV measurement are as follows:

•	it is a measurement of the true value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•	it provides the greatest transparency to our shareholders in evaluating how the Company is performing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin and posted on Bloomberg L.P.;

•	it is used internally to evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

•	it provides additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for shareholders and potential investors to evaluate how management has performed in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

No assurances can be given that the Company could liquidate its indium holdings at the market prices published by Metal Bulletin.

Liquidity and Capital Resources

Since our inception and through March 31, 2013, we have incurred net losses of approximately $9.4 million and we have not yet achieved profitability. We will need to generate significant revenues to achieve profitability. However, we do not expect to generate significant revenues over the near term or achieve profitability because our primary business plan is to purchase and stockpile already mined and processed indium ingots. As a result, we expect to continue to incur operating losses and we may never achieve profitability. Our strategy is to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. In fact, the price of indium has declined since the closing of our IPO in May 2011. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control.

The purpose of our Company is to permit a simple and efficient mechanism by which an investor may benefit from appreciation in the price of indium. The value of our Company is designed to track and correspond with fluctuations in the price of indium. In theory, our stock price should correlate to increases or decreases in the value of our Company, which is directly tied to fluctuations in indium prices. However, at March 31, 2013, our stock traded at a 31% discount from our NMV at that date.

We will not generate any revenues or other income unless we either sell indium from our inventory or lend or lease indium. We expect our monthly expenses to increase or decrease with the change in our NMV. The monthly management fee payable to our Manager is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile.

As of March 31, 2013, we have cash and cash equivalents of approximately $5.9 million compared to cash and cash equivalents of approximately $6.2 million at December 31, 2012. The decrease of $0.3 million is due to cash used in operating and financing activities. Our primary source of funds has been from the public and private sale of equity securities. At March 31, 2013, we had approximately $5.9 million available for general corporate purposes of which up to $1.0 million may be used for repurchases of our securities under a program described below and approved by our board of directors in 2012. Further, we currently estimate our annual cash operating expenses to be approximately $1.2 million in 2013. Our annual cash operating expenses include paying the annual related-party Manager’s fee of $0.6 million for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We also anticipate that we will incur annual cash expenses including: (i) storage and insurance for indium — $0.1 million; (ii) director and officer compensation expense — $0.1 million (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $0.3 million.

Although we currently do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, we may need to raise additional capital if we encounter unforeseen costs. The proceeds, if any, we may receive from the exercise of outstanding options and warrants will be allocated to the purchase of additional indium and for general working capital purposes, including but not limited to the payment of our operating expenses. The exact percentage of the warrant proceeds allocated toward purchasing additional indium and the time period to purchase indium using such proceeds will be determined by the Manager, in its sole discretion.

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

In May 2012, the Company’s Board of Directors authorized a $1.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until May 31, 2013. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. Through March 31, 2013, we have purchased an aggregate of approximately $64 thousand of our securities, representing 28,484 shares of our common stock and 4,400 warrants to acquire shares of our common stock.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Three Months Ended March 31,
	2013	2012

Net cash used in operating activities	$(235,010)	$(251,995)
Net cash (used in) provided by financing activities	(11,630)	7,497,500
Net (decrease) increase in cash and cash equivalents	$(246,640)	$7,245,505

Cash Flows from Operating Activities

Net cash and cash equivalents used in operations during the first three months of 2013 approximated $235 thousand principally representing our loss from operations less non-cash charges and increases in accounts payable and accrued liabilities. Net cash and cash equivalents used in operating activities for the three months ended March 31, 2012 was approximately $252 thousand representing a decrease of approximately $17 thousand in the first quarter of 2013. The decrease was primarily due to higher indium purchases from unrestricted cash and cash equivalents in the 2012 period.

Cash Flows from Financing Activities

The net cash and cash equivalents provided by financing activities decreased $7.5 million during the three months ended March 31, 2013 as a result of net proceeds received from the 2012 Private Placement of approximately $7.5 million in the first quarter of 2012. There was no financing in the first quarter of 2013. In the first quarter of 2013, there was net cash used in financing activities for the purchase of treasury shares under the aforementioned stock repurchase program.

Working Capital, Indium Inventory and Indium Purchase Commitments

At March 31, 2013, we have working capital of approximately $5.6 million. This represents a decrease of approximately $0.4 million from the working capital of approximately $6.0 million at December 31, 2012. The decrease in working capital was primarily due to cash and cash equivalents used for our operations and purchases of treasury stock in the three months ended March 31, 2013.

Our activity has been centered on purchasing and stockpiling indium with the net proceeds received from the sale of our securities. As of March 31, 2013 and December 31, 2012, we held 47,021 and 47,017 kilograms of indium, respectively, in inventory at Brink’s. We are the named insured by Lloyd’s of London. As of both March 31, 2013 and December 31, 2012, our aggregate original cost basis (prior to any lower of cost or market write-down) for the indium was approximately $28.6 million or approximately $609 per kilogram. At March 31, 2013 and December 31, 2012, we had an aggregate of approximately $5.9 million in lower of cost or market write-downs as a result of the quoted price of indium at December 31, 2012 resulting in a new cost basis of $485 per kilogram for accounting purposes for the respective lots. The spot price of indium at March 31, 2013 was $555 per kilogram. We do not expect any additional write-downs of indium unless the spot price falls below $485 per kilogram.

Subsequent to March 31, 2013, we entered into a lease agreement expiring in 2013 for a certain tonnage of indium. Also subsequent to March 31, 2013, we entered into a USPA where we sold and the buyer agreed to sell back the same tonnage of indium at fixed prices. We expect to record an aggregate of approximately $0.1 million of other income in 2013 under these agreements.

We had no outstanding purchase commitment at March 31, 2013.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMG Indium Resources Ltd.
(Registrant)

May 10, 2013	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

