Form 10-Q
period 2013-06-30
SMG Indium Resources Ltd.
filed 2013-08-14
CIK 1426506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 12, 2013 was 8,801,997.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION
Item 1.      Financial Statements.

SMG INDIUM RESOURCES LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$5,708,816	$6,151,770
Inventory - indium	11,340,000	-
Prepaid expenses and other current assets	61,658	29,774
Total Current Assets	17,110,474	6,181,544

Non-current inventory - indium	10,399,035	22,680,758
Indium repurchase right	943,573	-
Equipment, net of accumulated depreciation	422	597
Total Assets	$28,453,504	$28,862,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of $150,359 and $149,323 at June 30, 2013 and December 31, 2012, respectively	$269,601	$226,991
Unconditional sale and purchase agreement repurchase obligation	1,024,192	-
Deferred income	12,500	-
Total Current Liabilities	1,306,293	226,991

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at June 30, 2013 and December 31, 2012; issued and outstanding 0 shares at June 30, 2013 and December 31, 2012	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at June 30, 2013 and December 31, 2012; issued 8,832,301 shares at June 30, 2013 and December 31, 2012; outstanding 8,802,697 and 8,808,717 shares at June 30, 2013 and December 31, 2012, respectively	8,833	8,833
Additional paid-in capital	39,229,608	40,106,728
Accumulated deficit	(12,024,570)	(11,427,369)
Less treasury stock at cost: 29,604 and 23,584 shares at June 30, 2013 and December 31, 2012, respectively	(66,660)	(52,284)
Total Stockholders' Equity	27,147,211	28,635,908
Total Liabilities and Stockholders' Equity	$28,453,504	$28,862,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Operating costs:
Inventory-indium write-downs	$-	$1,496,548	$-	$2,004,588
Operating expenses - Manager - related party	150,359	154,734	307,792	319,822
Officer and directors compensation expense	24,750	36,625	49,650	70,850
Other operating expenses	167,551	206,554	295,403	322,995
Total Operating Costs	342,660	1,894,461	652,845	2,718,255

Other income:
Interest income	(3,235)	(5,922)	(6,335)	(13,747)
Other income	(39,353)	-	(49,309)	(20,060)
Net Loss	$(300,072)	$(1,888,539)	$(597,201)	$(2,684,448)

Net Loss Per Share
Basic and Diluted	$(0.03)	$(0.21)	$(0.07)	$(0.31)

Weighted Average Number of Shares Outstanding
Basic and Diluted	8,802,968	8,832,301	8,804,298	8,788,345

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2012	8,832,301	$8,833	$40,106,728	$(11,427,369)	$(52,284)	$28,635,908
Award of stock options to officer	-	-	3,150	-	-	3,150
Purchase of 6,020 shares of treasury stock	-	-	-	-	(14,376)	(14,376)
Return of capital distribution	-	-	(880,270)	-	-	(880,270)
Net loss	-	-	-	(597,201)	-	(597,201)
Balance at June 30, 2013	8,832,301	$8,833	$39,229,608	$(12,024,570)	$(66,660)	$27,147,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flow from operating activities:
Net loss	$(597,201)	$(2,684,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-downs of inventory - indium	-	2,004,588
Share-based compensation to officer	3,150	3,350
Depreciation	175	166
Changes in operating assets and liabilities:
Increase in prepaid expenses	(31,884)	(42,594)
Decrease in cash and cash equivalents restricted for indium purchases	-	2,700,781
Increase in inventory - indium	(1,850)	(5,222,153)
Increase in accounts payable and accrued expenses	42,610	52,664
Increase in unconditional sale and purchase agreement repurchase obligation	1,024,192	-
Increase in deferred income	12,500	-
Net cash provided by (used in) operating activities	451,692	(3,187,646)

Cash flow from financing activities:
Proceeds from private placement of common stock to a related party, net	-	7,497,500
Purchase of treasury shares	(14,376)	-
Return of capital distribution	(880,270)	-
Net cash (used in) provided by financing activities	(894,646)	7,497,500

Net (decrease) increase in cash and cash equivalents	(442,954)	4,309,854
Cash and cash equivalents, at beginning of period	6,151,770	3,536,331
Cash and cash equivalents, at end of period	$5,708,816	$7,846,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008.  The Company operates in a single-segment business whose primary business purpose is to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders. At its discretion and based on market conditions, the Company leases, lends or sells some, or all, of its indium stockpile. The Company’s common shares represent an indirect interest in the physical indium the Company owns.

The Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The primary responsibilities of the Manager are: (i) purchasing, lending and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase, lease, loan or sale of indium; (iii) arranging for the storage of indium; (iv) preparing a biweekly report on the net market value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and Board of Directors; and (vi) managing the general business affairs of the Company. The MSA has an initial term of five years with options to renew upon mutual agreement between the parties. Pursuant to the terms of the MSA, the Company is required to pay the Manager a fee of 2% per annum of the monthly NMV.

NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee. NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month, plus cash and other Company assets, less any liabilities. At June 30, 2013 and December 31, 2012, the Company’s management calculated the NMV of the Company to be approximately $30.2 million and $28.8 million, respectively. At June 30, 2013 and December 31, 2012, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $3.1 million and $0.1 million, respectively.

The Company’s business strategy has been to stockpile indium in order to achieve long-term appreciation in the value of its indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. There is no assurance that the price of indium or the value of the Company’s securities will increase over time. Recently, the Company began selling a portion of its stockpile in response to market conditions.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2012 has been derived from the Company’s 2012 audited balance sheet as of December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC. Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any interim period.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation of indium inventory, share-based compensation, income tax, and income and revenue recognition. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. The stockpile of the physical metal indium and the related repurchase right was classified as noncurrent through March 31, 2013 as the Company’s primary business purpose is to stockpile indium with the objective of achieving long-term appreciation in the value of indium. However, the Company began selling indium in July 2013 and during the next twelve months may sell up to 50% of the indium stockpile to satisfy its cash requirements for its corporate initiatives based on prevailing market conditions. Accordingly, at June 30, 2013, approximately $11.3 million of inventory-indium was reclassified to current assets in the accompanying unaudited condensed balance sheet. The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases or decreases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. The Company will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram. Further, inventory cannot be increased above its cost based on increases in the spot price of indium. At June 30, 2013 and March 31, 2013, the spot price of indium was $547.50 and $555 per kilogram, respectively, and accordingly, no adjustments to inventory were recorded during the three and six months ended June 30, 2013.

Basic and Diluted Loss per Share

The Company presents both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants and unit purchase options, using the treasury-stock method and convertible stock using the if-converted method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For both the three and six months ended June 30, 2013 and 2012, all potentially issuable shares from outstanding options, warrants and unit purchase options have been excluded from the computation of the diluted EPS since the effect would be anti-dilutive.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Accounting for Direct Sales, Lending and Leasing Transactions

The stockpile of indium may be used from time to time for “direct sales,” “lending”   or “leasing”  transactions. Under a “direct sale” transaction, the Company would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value based on specific-identification method. The Company may also elect to enter into a lending transaction. In indium lending transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. While the Company believes that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. The Company accounts for any USPA transaction on a combined basis (sale and purchase) and evaluates whether, and in what period, other income may be recognized based on the specific terms of any arrangements. The Company discloses unconditional purchase obligations under these arrangements and, if applicable, accrues net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA is reported as “indium repurchase obligation” in the accompanying unaudited condensed balance sheet at June 30, 2013. Income arising from leasing transactions is reported as other income.

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

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $2 thousand for both the three months ended June 30, 2013 and 2012 and $3 thousand for both the six months ended June 30, 2013 and 2012. The fair value of each option granted during the six months ended June 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the weighted average assumptions in the following table:

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements - (continued)

	Six Months Ended June 30,
	2013	2012
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	11.65%	19.51%
Risk-free interest rate	0.75-0.77%	0.88-1.02%

The weighted average fair value at the date of grant for options granted during the six months ended June 30, 2013 and 2012 was $0.32 and $0.67, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited trading history and trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through June 30, 2013.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At June 30, 2013, the Company had cash on deposit of approximately $5.4 million in excess of federally insured limits of $0.3 million.

The Company has exposure to credit and market risk with third parties in its USPA and lease transactions. The Company reduces its credit risk by reviewing the third party’s credit portfolio and when deemed necessary obtains third party guarantees. To reduce its market risks for changes in the price of indium, the USPA and lease agreements contain terms providing the third-party with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company.

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

Note 3 —USPA and Leasing of Indium

In 2013 and 2012, the Company entered into USPAs where the Company sold indium at a fixed price and the buyers agreed to subsequently sell back to the Company the same quantity and purity indium at a fixed price that was at a discount from the price per kilogram that the Company originally sold indium to the buyer. Any USPA is accounted for on a combined basis resulting in a gain as a result of the discount that is recorded in other income over the term of the agreement. At June 30, 2013, the Company has an unconditional obligation to repurchase indium in the third quarter of 2013 under a USPA. Accordingly, at June 30, 2013, the Company reclassified approximately $0.9 million of indium covered by the USPA out of "inventory-indium” into "indium repurchase right” in long-term assets in the accompanying unaudited condensed balance sheet and recorded deferred income of approximately $13 thousand. Further, at June 30, 2013, cash and cash equivalents include approximately $1.0 million received upon the sale of indium and a $1.0 million current liability has been recorded in the accompanying unaudited condensed balance sheet for the amount payable under the USPA for the Company’s unconditional obligation to buyback indium. During the second quarter of 2013, the Company entered into a lease agreement for a certain tonnage of indium that expires in 2013. There was no such transaction in 2012. At June 30, 2013, approximately $2.4 million is included in inventory-indium in the accompanying unaudited condensed balance sheet representing the amount of leased indium. During the three and six months ended June 30, 2013, the Company recorded other income of approximately $39 thousand and $49 thousand, respectively, and during the three and six months ended June 30, 2012, the Company recorded $0 thousand and $20 thousand, respectively, under the USPAs and lease transaction.

Note 4 — Stockholders’ Equity

Common Stock

On January 5, 2012, the Company closed a private placement of an aggregate of 2.0 million shares of its common stock at $3.75 per share to two accredited investors, Raging Capital Fund, LP and Raging Capital Fund (QP), LP, for aggregate net proceeds of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund, LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd., and they are affiliated and controlled by William C. Martin, a member of the Company’s board of directors and, through his control of RCM Indium, LLC, a member of the Manager, Specialty Metals Group Advisors LLC. Mr. Martin has been granted a demand registration right with respect to all shares of common stock acquired by Mr. Martin and his affiliates in private placement transactions with the Company.

The Company's board of directors approved a return of capital distribution in the amount of $0.10 per common share. The record date for shareholders entitled to receive the payment was June 21, 2013 and the payment date was June 26, 2013.

Equity Compensation Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At June 30, 2013, there were 330,001 options available under the Plan for future grants.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Stockholders’ Equity – (continued)

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2012	659,999	$3,151,593	$2.52-7.50	$4.78
Granted	10,000	25,150	2.45-2.58	$2.52
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, June 30, 2013	669,999	$3,176,743	$2.45-7.50	$4.74

The weighted average grant-date fair value was $0.32 and $0.67 during the six months ended June 30, 2013 and 2012, respectively. The weighted average remaining contractual life is 2.6 years for stock options outstanding at June 30, 2013.

Warrants

As of June 30, 2013, the Company has outstanding warrants exercisable for 6,993,701 shares of the Company’s common stock including 240,000 warrants underlying a Unit Purchase Option (“UPO”), as described below, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

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

Stock Repurchase Program

In May 2013, the Company’s board of directors authorized an increase in its stock repurchase program from $1.0 million to $3.0 million. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock, and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. During the first half of 2013, the Company purchased 6,020 shares of its common stock and 1,900 warrants for an aggregate purchase price of $14 thousand. Through June 30, 2013, the Company purchased 29,604 shares of its common stock and 4,400 warrants for an aggregate purchase price of approximately $67 thousand.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Related-Party Transactions

The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, President and Director; BRACK Advisors LLC, an entity controlled by Richard A. Biele, Chief Operating Officer and Director; Alan C. Benjamin, Chairman and Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. The members of SMG Advisors beneficially own an aggregate of 48% of the Company’s outstanding common stock. SMG Advisors is managed by Ailon Z. Grushkin. The Manager’s financial statements are not consolidated with those of the Company. Pursuant to the MSA, the Manager is responsible for: (i) purchasing, leasing, lending and selling indium, (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase, lease, loan or sale, (iii) arranging for the storage of indium, (iv) preparing a report on the Company’s NMV, (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and board of directors and (vi) managing the general business and affairs of the Company.

The MSA, as amended and restated in May 2011, has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on its NMV, at the end of each month. Such Manager fees aggregated approximately $0.2 million for both the three months ended June 30, 2013 and 2012 and approximately $0.3 million for both the six months ended June 30, 2013 and 2012.

The Company paid a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand during both the three months ended June 30, 2013 and 2012 and $10 thousand during both the six months ended June 30, 2013 and 2012.

On January 5, 2012, the Company closed a private placement of an aggregate of 2.0 million shares of its common stock at $3.75 per share to two accredited investors, Raging Capital Fund, LP and Raging Capital Fund (QP), LP, for aggregate net proceeds of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund, LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd., and they are affiliated and controlled by William C. Martin, a member of the Company’s board of directors and, through his control of RCM Indium, LLC, a member of the Manager, Specialty Metals Group Advisors LLC.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company does not engage in any transactions with its officers and directors involving purchasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

Note 6 — Commitments and Contingencies

Management Services Agreement

As described in note 5, the Company entered into the MSA, as amended and restated on May 10, 2011, with the Manager, a related party. The MSA has an initial term of five years with options to renew upon mutual agreement between the parties. The Company is required to pay the Manager a fee of 2% per annum of the monthly NMV, as previously defined, through May 2016.

Compensation

In June 2012, the Company entered into an arrangement with its chief financial officer (“CFO”) that increased the annual base compensation from $50 thousand to $60 thousand to be paid quarterly. Further, the Company agreed to grant the CFO quarterly five-year options to acquire 5,000 shares (2,500 shares prior to June 2012) of common stock vesting at the date of grant and exercisable at the market value at the date of grant. The compensation committee of the board of directors has approved the payment of $10 thousand per year to each of the nonexecutive board members and $1 thousand to such directors for each meeting attended in person. The Company engages a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Commitments and Contingencies – (continued)

The Company’s board of directors has approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the board of directors has approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party, if the Company can successfully list its common stock on a major exchange. As of June 30, 2013, none of the aforementioned awards have been granted.

Note 7 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that have required adjustment or disclosure in the financial statements other than mentioned below.

Subsequent to June 30, 2013 and prior to the filing hereof, the Company repurchased 700 shares of its common stock for an aggregate purchase price of approximately $2 thousand, which will be recorded as treasury stock in the third quarter of 2013.

In August 2013, the Company's board of directors approved a payment of a return of capital cash distribution in the amount of $0.10 per common share. The record date for stockholders entitled to receive the payment will be September 20, 2013. The payment date will be September 25, 2013.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including and not limited to indium price volatility from supply and demand factors, international export quotas that could affect the availability of indium and our ability to purchase or sell indium, lack of any internationally recognized exchanges for indium, limited number of potential suppliers of indium and potential customers who purchase or borrow indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value, and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed herein in Part II under “Risk Factors” and in our 2012 Annual Report on Form 10-K, as filed with the SEC.

Overview

We were formed under the laws of the State of Delaware on January 7, 2008. On May 4, 2011, we amended our certificate of incorporation to provide for 40,000,000 shares of authorized common stock, par value $0.001 per share and 1,000,000 shares of authorized preferred stock, par value $0.001. In November 2012, our board of directors and stockholders approved an amendment to our certificate of incorporation to reduce our authorized shares of common stock to 25,000,000. We were formed to stockpile the specialty metal indium.  From time to time, we may lend, lease or sell indium, if management believes it is advantageous. Based on prevailing market conditions, we may sell up to 50% of our indium stockpile over the next 12 months to fund our cash requirements for our corporate initiatives. These corporate initiatives currently include funding our stock repurchase program and returning cash to shareholders via quarterly return of capital distributions. Subsequent to June 30, 2013, we began selling indium and through the filing hereof, we sold $2.5 million of indium.

Our Company

We were formed to stockpile the metal indium. Our strategy is to achieve long-term appreciation in the value of our indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. We plan to achieve long-term appreciation in the value of our indium stockpile primarily through price appreciation of the physical metal. Although the price of indium has declined substantially from its high in March 2005, it is our belief that the long-term industry prospects for indium are attractive, and over time, the price of the metal will appreciate. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. To our knowledge, this is currently the only investment that allows potential stockholders to participate in any price appreciation of indium other than physical delivery of the metal itself. Our structure provides a simple and efficient mechanism by which a potential public stockholder may benefit from any appreciation in the price of indium. Our stockholders have the ability to effectively purchase an interest in indium in a manner that does not directly include the risks associated with ownership of companies that explore for, mine and process indium. Our common shares represent an indirect interest in the physical indium we own.

We physically store and insure our indium in third-party warehouses or storage facilities located in the United States, Canada, the Netherlands and/or the United Kingdom. Our Manager, Specialty Metals Group Advisors LLC, which is a related party, will negotiate storage arrangements for our indium holdings and is required to use commercially reasonable efforts to ensure that the indium holdings have the benefit of insurance arrangements obtained on standard industry terms.

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of June 30, 2013, we purchased approximately 47.0 metric tons (“mt”) of indium for an aggregate original cost (prior to any lower of cost or market adjustment) of approximately $28.6 million of which approximately $25.3 million is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s. The facility is visited at least once per year for inspection.  Of the remaining indium, approximately $2.4 million has been leased to a third party and approximately $0.9 million was sold to a third party under an unconditional sale and purchase agreement (“USPA”). Under the terms of the USPA, we have an unconditional obligation to buy back that indium from the third party during the third quarter of 2013.
At June 30, 2013, we had cash and cash equivalents of approximately $5.7 million of which $1.0 million will be used in the third quarter of 2013 to satisfy our obligation under a USPA. Our expenses will be required to be satisfied by cash on hand.  Our annual cash operating expenses, including management fees, are estimated to be approximately $1.2 million. Further, our board of directors approved in 2013 a stock repurchase plan for up to $3.0 million of our securities and we may return additional capital to our stockholders subject to prevailing market conditions. We plan to sell indium from our stockpile to cover our aforementioned cash requirements. Subsequent to June 30, 2013, we sold approximately $2.5 million of indium from our stockpile.

At June 30, 2013, the spot price of indium was $547.50 per kilogram, representing an increase of 13% from the spot price of $485 at December 31, 2012. The annual average price of indium decreased approximately 24.1% in 2012 from 2011. It decreased from $696 per kilogram in 2011 to $528 per kilogram in 2012. As a result of the decline in the price of indium since the closing of our IPO in May 2011, we recorded write-downs of certain lots of our indium stockpile aggregating approximately $5.9 million through June 30, 2013. In addition, through June 30, 2013, our NMV per share has declined 25% since the closing of our IPO.

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

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) is index to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) are not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through June 30, 2013.

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

Inventory of the Metal Indium

Our inventory of the metal indium is recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. The stockpile of the physical metal indium and the related repurchase right is classified as noncurrent as our primary business purpose is to stockpile indium with the objective of achieving long-term appreciation in the value of indium. However, we may sell indium during the next twelve months to satisfy our cash requirements.  The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. However, it should be noted that there may not be a correlation between the spot price of indium as published by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market. Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. We will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram and inventory cannot be increased above its cost based on increases in the spot price of indium. At June 30, 2013 and March 31, 2013, the spot price of indium was $547.50 and $555 per kilogram, respectively, and accordingly, no adjustments to inventory were recorded during the three or six months ended June 30, 2013.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given our history of operating losses. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which the Company must record a liability.

Accounting for Direct Sales, Lending and Leasing Transactions

The stockpile of indium may be used from time to time for “direct sales,” “lending” or “lease” transactions. Under a “direct sale” transaction, we would record a gain (loss) equal to the difference between the proceeds received from the sale of indium and the indium carrying value. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for any USPA transaction on a combined basis (sale and purchase) and evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA is reported as “indium repurchase obligation” in the accompanying unaudited condensed balance sheet at June 30, 2013. Income arising from leasing transactions is reported as other income.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statements.

Results of Operations

The results of operation for the three and six months ended June 30, 2013 and 2012 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Operating costs:
Inventory-indium write-downs	$-	$1,496,548	$-	$2,004,588
Operating expenses - Manager - related party	150,359	154,734	307,792	319,822
Officer and directors compensation expense	24,750	36,625	49,650	70,850
Other operating expenses	167,551	206,554	295,403	322,995
Total Operating Costs	342,660	1,894,461	652,845	2,718,255

Other income:
Interest income	(3,235)	(5,922)	(6,335)	(13,747)
Other income	(39,353)	-	(49,309)	(20,060)
Net Loss	$(300,072)	$(1,888,539)	$(597,201)	$(2,684,448)

Net Loss Per Share
Basic and Diluted	$(0.03)	$(0.21)	$(0.07)	$(0.31)

Weighted Average Number of Shares Outstanding
Basic and Diluted	8,802,968	8,832,301	8,804,298	8,788,345

Revenues

We have not generated any revenues through June 30, 2013. Subsequent to June 30, 2013, we began selling indium from our stockpile to generate cash to fund our corporate initiatives, including our share buyback program and any additional distributions to our stockholders that we may undertake in the future, based on prevailing market conditions.

Three Months Ended June 30, 2013 Compared to June 30, 2012 Comparable Period

For the three months ended June 30, 2013, total operating expenses were approximately $343 thousand. For the comparable period in 2012, total operating costs were approximately $1.9 million including lower of cost or market write-downs of certain lots in indium inventory of approximately $1.5 million. Exclusive of the lower of cost or market write-downs, operating expenses approximated $398 thousand for the three months ended June 30, 2012, and when compared to the second quarter of 2013 represent a 14% decrease. There was no write-down of indium inventory during the three months ended June 30, 2013 due to the fact that the spot price of indium at June 30, 2013 of $547.50 per kilogram, as published by Metal Bulletin and posted on Bloomberg L.P., was greater than the accounting cost basis of all lots in inventory at that date. We do not expect any additional write-downs of inventory unless the spot price of indium falls below $485 per kilogram; however, we cannot guarantee that any such write-downs will not occur.

Operating expenses-Manager-related party in the second quarter of 2013 were approximately the same when compared to the second quarter of 2012. Officer and directors compensation expense declined approximately $12 thousand or 33% due principally to a cash bonus paid to our CFO in 2012. There was no such bonus in the current period. Other operating expenses decreased from approximately $207 thousand in the second quarter of 2012 to approximately $168 thousand in 2013 or 19% principally due to lower professional fees. Based on our current business plan, we expect that our normal annual cash operating expenses will approximate $1.2 million annually. Interest income decreased approximately $3 thousand during the quarter ended June 30, 2013, when compared to the comparable quarter in 2012 principally as a result of lower cash and cash equivalents available for investment. During the three-month period ended June 30, 2013, other income increased approximately $39 thousand when compared to the second quarter in 2012 due to  the aggregate income recorded on USPA and indium lease transactions  during  the second quarter of 2013. There were no such transactions in the second quarter of 2012.

Net loss was approximately $0.3 million for the three months ended June 30, 2013 (or $0.03 per basic and diluted share) compared to a net loss of approximately $1.9 million (or $0.21 per basic and diluted share) in the comparable period ended June 30, 2012. As described above, the net loss in the second quarter of 2012 included approximately $1.5 million in lower of cost or market write-downs of indium inventory and approximately 0.1 million of higher operating costs. The weighted average number of common shares outstanding was 8,802,968 in the second quarter of 2013 compared to 8,832,301 in the second quarter of 2012.

Six Months Ended June 30, 2013 compared to June 30, 2012 Comparable Period

For the six months ended June 30, 2013, total operating costs were approximately $653 thousand compared to approximately $2.7 million in the comparable period in 2012. The 2012 period included approximately $2.0 million for non-cash lower of cost or market write-downs of indium. Total operating costs, exclusive of the write-down were approximately $714 thousand for the six months ended June 30, 2012 and when compared to the 2013 period resulted in a decline of 9% for the six months ended June 30, 2013. Manager expenses declined approximately $12 thousand or 4% due to the decline in average NMV for the six month period; officer and director compensation declined approximately $21 thousand or 30% due to no CFO bonus in 2013 and lower director fees in the 2013 period; and other operating expenses declined approximately $28 thousand or 9% due to lower professional fees in 2013. Interest income decreased $7 thousand when compared to the same period in 2012 principally as a result of lower cash available to invest. During the six months ended June 30, 2013, there was approximately $49 thousand in other income representing the aggregate income relating to USPAs and indium lease transactions compared to $20 thousand in the 2012 period. The increase was due to an increase in the number of transactions in the 2013 period.

For the six months ended June 30, 2013, we reported net loss of approximately $0.6 million (or $0.07 per basic and diluted share) as compared with a net loss for the six months ended June 30, 2012 of approximately $2.7 million (or $0.31 per basic and diluted share). As mentioned above the six months ended June 30, 2012 included a $2.0 million inventory write-down in the first half of 2012. The weighted average number of common shares outstanding was approximately the same in both periods at 8,804,298 in the six months ended June 30, 2013 compared to 8,788,345 in the 2012 period.

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

A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	June 30,	December 31,
	2013	2012
U.S. GAAP net book value	$27,147,211	$28,635,908
Excess of the indium at spot price over GAAP book value	3,066,039	122,689
NMV	$30,213,250	$28,758,597

The reasons why the Company relies on the NMV measurement are as follows:

⋅
it is a measurement of the true value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

⋅
it provides the greatest transparency to our shareholders in evaluating how the Company is performing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin and posted on Bloomberg L.P.;

⋅	it is used internally to evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

⋅
it provides additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

⋅	it provides the most useful tool for shareholders and potential investors to evaluate how management has performed in terms of the indium purchased versus the NMV at any given point;

⋅	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

⋅	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

No assurances can be given that the Company could liquidate its indium holdings at the market prices published by Metal Bulletin.

Liquidity and Capital Resources

Since our inception and through June 30, 2013, we have incurred an accumulated deficit of approximately $12.0 million (including approximately $2.4 million non-cash dividend to Class A common stockholders) and we have not yet achieved profitability. We will need to generate significant revenues to achieve profitability. Although we have loaned and leased indium from time to time, we have not achieved profitability or generated significant revenues. Our strategy has been to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. However, there is no assurance that there will be long-term appreciation in the price of indium. In fact, the price of indium has declined since the closing of our IPO in May 2011. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control. Beginning in the third quarter of 2013, we began selling indium and expect we may sell up to 50% of our stockpile over the next twelve months to fund corporate initiatives including funding our stock buyback program and returning capital to our stockholders, subject to prevailing market conditions.

The purpose of our Company is to permit a simple and efficient mechanism by which an investor may benefit from appreciation in the price of indium. The value of our Company is designed to track and correspond with fluctuations in the price of indium. In theory, our stock price should correlate to increases or decreases in the value of our Company, which is directly tied to fluctuations in indium prices. However, at June 30, 2013, our stock traded at an 18% discount from our NMV at that date.

As of June 30, 2013, we have cash and cash equivalents of approximately $5.7 million compared to cash and cash equivalents of approximately $6.2 million at December 31, 2012. The decrease of $0.5 million is due to cash used in financing activities of approximately $0.9 million, principally the return of capital distribution to stockholders, offset in part by cash from operations of approximately $0.4 million due to cash receipt under a USPA offset by cash used to fund operations. Our primary source of funds has been from the public and private sale of equity securities. At June 30, 2013, approximately $1.0 million of cash was committed to pay the unconditional repurchase obligation for indium sold under a USPA. Therefore, we had approximately $4.7 million available for general corporate purposes of which up to $3.0 million may be used for repurchases of our securities under a program described below and approved by our board of directors in the second quarter of 2013. Further, we currently estimate our annual cash operating expenses to be approximately $1.2 million annually. Our annual cash operating expenses include paying the annual related-party Manager’s fee of $0.6 million for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We also anticipate that we will incur annual cash expenses including: (i) storage and insurance for indium — $0.1 million; (ii) director and officer compensation expense — $0.1 million; (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $0.3 million. We also declared a return of capital distribution to our stockholders of $0.10 per share in the second quarter of 2013 and may continue to pay such distributions subject to our Manager’s assessment of prevailing market conditions.

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

We currently do not believe we will need to raise additional funds over the next 12 months in order to cover our cash operating expenses, as described above unless we encounter unforeseen expenditures. Subsequent to June 30, 2013, we sold approximately $2.5 million of indium and we may continue to sell up to 50% of our indium stockpile, depending on prevailing market conditions, in order to fund our corporate initiatives including the stock repurchase program, described below, and any additional return of capital distributions to stockholders.

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

In May 2013, the Company’s board of directors authorized an increase from $1.0 million to $3.0 million for its stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. Through June 30, 2013, we have purchased an aggregate of approximately $67 thousand of our securities, representing 29,604 shares of our common stock and 4,400 warrants to acquire shares of our common stock.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Six Months Ended June 30,
	2013	2012

Net cash provided by (used in) operating activities	$451,692	$(3,187,646)
Net cash (used in) provided by financing activities	(894,646)	7,497,500
Net (decrease) increase in cash and cash equivalents	$(442,954)	$4,309,854

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operations during the first six months of 2013 approximated $0.5 million principally representing a $1.1 million increase in current liabilities principally relating to the unconditional repurchase obligation under a USPA offset in part by our approximate $0.6 million loss from operations. Net cash and cash equivalents used in operating activities for the six months ended June 30, 2012 was approximately $3.2 million representing a decrease of approximately $3.6 million in the first half of 2013. The decrease in cash and cash equivalents used in operating activities in 2013 was primarily due to higher indium purchases in the 2012 period and the effects of cash received under a USPA during the six months ended June 30, 2013.

Cash Flows from Financing Activities

The net cash and cash equivalents provided by financing activities decreased $8.4 million during the six months ended June 30, 2013 principally as a result of net proceeds received from a 2012 private placement of approximately $7.5 million in the first quarter of 2012. There was no financing in 2013. In the first half of 2013, there was net cash used in financing activities of approximately $0.9 million for the return of capital distribution to stockholders and the purchase of treasury shares under our repurchase program.

Working Capital, Indium Inventory and Indium Purchase Commitments

At June 30, 2013, we had working capital of approximately $15.3 million. This represented an increase of approximately $9.3 million from the working capital of approximately $6.0 million at December 31, 2012. The increase in working capital was primarily due  to the reclassification of approximately $11.3 million of inventory-indium to current assets as a result of the fact that we intend to sell up to 50% of our indium stockpile offset in part by our loss from operations, the return of capital distribution to stockholders and purchases of treasury stock in the six months ended June 30, 2013.

Our activity has been centered on stockpiling indium with the net proceeds received from the sale of our securities. Through June 30, 2013, we purchased 47,021 kilograms of indium. As of both June 30, 2013 and December 31, 2012, our aggregate original cost basis (prior to any lower of cost or market write-down) for the indium was approximately $28.6 million or approximately $609 per kilogram. At June 30, 2013 and December 31, 2012, we had an aggregate of approximately $5.9 million in lower of cost or market write-downs as a result of the quoted price of indium at December 31, 2012 being less than the purchase price on certain lots resulting in a new cost basis of $485 per kilogram for accounting purposes for the respective lots. The spot price of indium at June 30, 2013 was $547.50 per kilogram. We do not expect any additional write-downs of indium unless the spot price falls below $485 per kilogram. Further, under GAAP the indium inventory cannot be written up above costs as a result of the spot price being greater than the cost for accounting purposes.

During the second quarter of 2013, we entered into a lease agreement expiring in 2013 for a certain tonnage of indium. Included in inventory-indium at June 30, 2013 is approximately $2.4 million of indium covered by the lease agreement. Also, at June 30, 2013, we have an outstanding unconditional obligation to repurchase indium in the third quarter of 2013 that was sold under a USPA entered into in May 2013. At June 30, 2013, we recorded a liability of approximately $1.0 million for this obligation and the indium covered by this agreement has been classified as "indium repurchase right” in the unaudited condensed accompanying balance sheet at June 30, 2013.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and therefore, we are not required to provide information required by this item. We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks described in our Annual Report on Form 10-K and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The price of indium is volatile and affected by factors beyond our control which could negatively affect us as we lend, lease or sell indium.

From time to time, we may lend, lease or sell indium, if management believes market conditions warrant executing transactions. The price of indium is volatile, and historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control, including, among others, the demand for products that utilize indium directly or as a key component. Based on prevailing market conditions, we may sell up to 50% of our indium stockpile over the next 12 months to fund our cash requirements for our corporate initiatives. Subsequent to June 30, 2013, we began selling indium and through the date hereof, we have sold approximately $2.5 million of indium. There can be no assurance that we will sell indium at a profit nor can there be any assurance that the price of indium will not appreciate in value subsequent to our sale of such indium. The Company’s inability to sell indium at times and prices acceptable to us could have a material adverse effect on the share price of our common stock as well as our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In May 2013, our Board of Directors authorized an increase in the amount of funds for repurchases of the Company’s outstanding shares of common stock from $1.0 million to $3.0 million. The program authorizes the Company’s Manager to repurchase shares in the open market or in private transactions from time to time, depending on market conditions and expires on December 31, 2014.

During the three months ended June 30, 2013, we repurchased $3 thousand of our common stock under our stock repurchase program. The remaining authorized balance as of June 30, 2013 was approximately $2.9 million. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
April 1, 2013 – April 30, 2013	1,120	$2.45	29,604	$2,933
May 1, 2013 – May 31, 2013	0	n/a	29,604	$2,933
June 1, 2013 – June 30, 2013	0	n/a	29,604	$2,933

Total	1,120	$2.45	29,604	$2,933

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

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

SMG Indium Resources Ltd.
(Registrant)

August 13, 2013	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

August 13, 2013	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)