Form 10-Q
period 2013-09-30
SMG Indium Resources Ltd.
filed 2013-11-13
CIK 1426506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 000-54391

SMG INDIUM RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Park Ave., 16th Floor
New York , New York	10017
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 8, 2013 was 8,801,997.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION
Item 1.      Financial Statements.

SMG INDIUM RESOURCES LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,355,871	$6,151,770
Accounts receivable	668,531	-
Inventory - indium	6,186,313	-
Prepaid expenses and other current assets	60,993	29,774
Total Current Assets	17,271,708	6,181,544

Non-current inventory - indium	10,399,035	22,680,758
Indium repurchase right	943,573	-
Equipment, net of accumulated depreciation	-	597
Total Assets	$28,614,316	$28,862,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of $168,643 and $149,323 at September 30, 2013 and December 31, 2012, respectively	$301,807	$226,991
Unconditional sale and purchase agreement repurchase obligation	1,024,192	-
Total Current Liabilities	1,325,999	226,991

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at September 30, 2013 and December 31, 2012; issued and outstanding 0 shares at September 30, 2013 and December 31, 2012	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at September 30, 2013 and December 31, 2012; issued 8,832,301 shares at September 30, 2013 and December 31, 2012; outstanding 8,801,997 and 8,808,717 shares at September 30, 2013 and December 31, 2012, respectively	8,833	8,833
Additional paid-in capital	38,351,159	40,106,728
Accumulated deficit	(11,002,971)	(11,427,369)
Less treasury stock at cost: 30,304 and 23,584 shares at September 30, 2013 and
December 31, 2012, respectively	(68,704)	(52,284)
Total Stockholders' Equity	27,288,317	28,635,908
Total Liabilities and Stockholders' Equity	$28,614,316	$28,862,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$6,416,122	$-	$6,416,122	$-
Cost of sales, including inventory-write down (recovery)	5,153,686	(1,091,346)	5,153,686	913,242
Gross profit (loss)	1,262,436	1,091,346	1,262,436	(913,242)

Operating costs:
Operating expenses - Manager - related party	168,643	151,204	476,434	471,026
Other selling, general and administrative expenses	118,100	117,524	463,154	511,369
Total operating costs	286,743	268,728	939,588	982,395

Operating income (loss)	975,693	822,618	322,848	(1,895,637)

Other income:
Interest income	3,559	5,183	9,895	18,930
Other income	52,346	18,829	101,655	38,890
Net income (loss) before income taxes	1,031,598	846,630	434,398	(1,837,817)
Income tax expense	(10,000)	-	(10,000)	-
Net income (loss)	$1,021,598	$846,630	$424,398	$(1,837,817)

Net Income (Loss) Per Share
Basic	$0.12	$0.10	$0.05	$(0.21)
Diluted	$0.12	$0.10	$0.05	$(0.21)

Weighted Average Number of Shares Outstanding
Basic	8,802,242	8,832,301	8,803,605	8,803,104
Diluted	8,834,242	8,832,301	8,823,004	8,803,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2012	8,832,301	$8,833	$40,106,728	$(11,427,369)	$(52,284)	$28,635,908
Award of stock options to officer	-	-	4,900	-	-	4,900
Purchase of 6,720 shares of treasury stock	-	-	-	-	(16,420)	(16,420)
Return of capital distributions	-	-	(1,760,469)	-	-	(1,760,469)
Net income	-	-	-	424,398	-	424,398
Balance at September 30, 2013	8,832,301	$8,833	$38,351,159	$(11,002,971)	$(68,704)	$27,288,317

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flow from operating activities:
Net income (loss)	$424,398	$(1,837,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-downs of inventory - indium	-	913,242
Share-based compensation to officer	4,900	5,300
Depreciation	597	249
Changes in operating assets and liabilities:
Increase in accounts receivable	(668,531)	-
Increase in prepaid expenses and other current assets	(31,219)	(21,857)
Decrease in cash and cash equivalents restricted for indium purchases	-	2,700,781
Decrease (increase) in inventory - indium	5,151,837	(6,157,539)
Increase in accounts payable and accrued expenses	74,816	57,293
Increase in unconditional sale and purchase agreement repurchase obligation	1,024,192	-
Net cash provided by (used in) operating activities	5,980,990	(4,340,348)

Cash flow from financing activities:
Proceeds from private placement of common stock to a related party, net	-	7,497,500
Purchase of treasury shares	(16,420)	-
Return of capital distributions	(1,760,469)	-
Net cash (used in) provided by financing activities	(1,776,889)	7,497,500

Net increase in cash and cash equivalents	4,204,101	3,157,152
Cash and cash equivalents, at beginning of period	6,151,770	3,536,331
Cash and cash equivalents, at end of period	$10,355,871	$6,693,483

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. The Company operates in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders. At its discretion and based on market conditions, the Company leases, lends or sells some, or all, of its indium stockpile. The Company’s common shares represent an indirect interest in the physical indium the Company owns.

The Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The primary responsibilities of the Manager are: (i) purchasing, lending, leasing and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase, lease, loan or sale of indium; (iii) arranging for the storage of indium; (iv) preparing a biweekly report on the net market value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and board of directors; and (vi) managing the general business affairs of the Company. The MSA has an initial term of five years with options to renew upon mutual agreement between the parties. Pursuant to the terms of the MSA, the Company is required to pay the Manager a fee of 2 % per annum of the monthly NMV.

NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee. NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month, plus cash and other Company assets, less any liabilities. At September 30, 2013 and December 31, 2012, the Company’s management calculated the NMV of the Company to be approximately $35.0 million and $28.8 million, respectively. At September 30, 2013 and December 31, 2012, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $7.7 million and $0.1 million, respectively.

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

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2012 has been derived from the Company’s 2012 audited balance sheet as of December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC. Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any interim period.

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

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. The stockpile of the physical metal indium and the related repurchase right was classified as noncurrent as the Company’s primary business purpose was to stockpile indium with the objective of achieving long-term appreciation in the value of indium. At June 30, 2013, approximately $11.3 million of inventory-indium was reclassified to current assets due to the fact that during the next twelve months the Company intended to sell up to 50% of the indium stockpile to satisfy its cash requirements for its corporate initiatives based on prevailing market conditions. The Company began selling indium in July 2013 and at September 30, 2013, the balance in current indium-inventory was approximately $6.2 million in the accompanying unaudited condensed balance sheet. The decrease resulted from sales of indium in the third quarter of 2013.

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases or decreases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. The Company will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram. Further, inventory cannot be increased above its cost based on increases in the spot price of indium. During 2013, the spot price of indium has been above $485 per kilogram and, accordingly, no lower of cost or market adjustments to inventory were recorded during the three and nine months ended September 30, 2013.

Basic and Diluted Net Income (Loss) per Share

The Company presents both basic and diluted net income (loss) per share on the face of the statement of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) gives effect to all potentially dilutive common shares outstanding during the period including stock options, warrants and unit purchase options, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For both the three and nine months ended September 30, 2013 and the three months ended September 30, 2012, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for the period, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive. For the nine months ended September 30, 2012, all potentially issuable shares from outstanding options, warrants and unit purchase options have been excluded from the computation of the diluted net loss since the effect would be anti-dilutive due to the net loss for the period.

SMG INDIUM RESOURCES LTD. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Accounting for Direct Sales, Lending and Leasing Transactions

The stockpile of indium may be used from time to time for “direct sales,” “lending” or “leasing”  transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Cost of sales is recorded for the indium carrying value based on specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return. The Company may also enter into a lending transaction. In indium lending transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. While the Company believes that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. The Company accounts for any USPA transaction on a combined basis (sale and purchase) and evaluates whether, and in what period, other income may be recognized based on the specific terms of any arrangements. The Company discloses unconditional purchase obligations under these arrangements and, if applicable, accrues any net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA is reported as “indium repurchase obligation” in the accompanying unaudited condensed balance sheet at September 30, 2013. Income arising from leasing transactions is reported as other income.

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

For the three and nine months ended September 30, 2013, the Company recorded $10 thousand for Federal income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2013 was significantly lower than the statutory rate due to its utilization of its net operating loss carryforwards, which offset the Company’s taxable income, except for Federal alternative minimum taxes that are not offset by such operating losses. For the three months ended September 30, 2012, the Company did not record any income tax expense due to the fact that the Company expected to have a net operating loss for 2012. For the nine months ended September 30, 2012, the Company had a net loss resulting in a tax benefit that was fully offset by a valuation reserve.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $2 thousand for both the three months ended September 30, 2013 and 2012 and $5 thousand for both the nine months ended September 30, 2013 and 2012. The fair value of each option granted during the nine months ended September 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

SMG INDIUM RESOURCES LTD. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements - (continued)

	Nine Months Ended September 30,
	2013	2012
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	11%	17%
Risk-free interest rate	0.75-1.38%	0.72-1.02%

The weighted average fair value at the date of grant for options granted during the nine months ended September 30, 2013 and 2012 was $0.33 and $0.53, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited trading history and trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through September 30, 2013.

Concentration of Credit and Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At September 30, 2013, the Company had cash on deposit of approximately $10.1 million in excess of federally- insured limits of $0.3 million.

The Company grants credit, without collateral, to specialty metals companies creating a credit risk with third parties that it sells, lends or leases indium. The Company seeks to reduce its credit risk by reviewing the third party’s credit portfolio, and, when deemed necessary obtains third party guarantees. To reduce its market risks for changes in the price of indium, the USPA and lease agreements contain terms providing the third-party with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and prepaid expenses, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount is based on lower of cost or market calculated on a specific-identification method with market being determined by the spot price of indium published by Metal Bulletin as posted on Bloomberg L.P. (a Level 2 fair value measurement).

Reclassifications

Certain reclassifications were made to the 2012 statement of operations to conform to the presentation in 2013.

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

Note 3 — USPA and Leasing of Indium

In 2013 and 2012, the Company entered into USPAs where the Company sold indium at a fixed price and the buyers agreed to subsequently sell back to the Company the same quantity and purity of indium at a fixed price that was at a discount from the price per kilogram that the Company originally sold indium to the buyer. Any USPA is accounted for on a combined basis resulting in a gain as a result of the discount that is recorded in other income over the term of the agreement. At September 30, 2013, the Company has an unconditional obligation to repurchase indium in the fourth quarter of 2013 under a USPA, as amended. Accordingly, at September 30, 2013, the Company classified approximately $0.9 million of indium covered by the USPA as "indium repurchase right” in long-term assets in the accompanying unaudited condensed balance sheet. Further, at September 30, 2013, cash and cash equivalents include approximately $1.0 million received upon the sale of indium and a $1.0 million current liability has been recorded in the accompanying unaudited condensed balance sheet for the amount payable under the USPA for the Company’s unconditional obligation to buyback indium. During the second quarter of 2013, the Company entered into a lease agreement for a certain tonnage of indium that expires in 2013. There was no such transaction in 2012. At September 30, 2013, approximately $2.4 million is included in inventory-indium in the accompanying unaudited condensed balance sheet representing the amount of leased indium.

During the three and nine months ended September 30, 2013, the Company recorded other income of approximately $52 thousand and $102 thousand, respectively, under USPA and lease transactions and during the three and nine months ended September 30, 2012, the Company recorded $19 thousand and $39 thousand, respectively, under USPAs.

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

During 2013, the Company's board of directors approved two return of capital distributions, each in the amount of $0.10 per common share. The payment dates were June 26, 2013 and September 25, 2013.

Equity Compensation Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At September 30, 2013, there were 325,001 options available under the Plan for future grants.

SMG INDIUM RESOURCES LTD. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 4 — Stockholders’ Equity – (continued)

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2012	659,999	$3,151,593	$2.52-7.50	$4.78
Granted	15,000	39,400	2.45-2.85	$2.63
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, September 30, 2013	674,999	$3,190,993	$2.45-7.50	$4.73

The weighted average grant-date fair value was $0.33 and $0.53 for options granted during the nine months ended September 30, 2013 and 2012, respectively. The weighted average remaining contractual life is 2.4 years for stock options outstanding at September 30, 2013.

Warrants

As of September 30, 2013, the Company has outstanding warrants exercisable for 6,993,701 shares of the Company’s common stock including 240,000 warrants underlying a Unit Purchase Option (“UPO”), as described below, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

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

The Company has outstanding a UPO previously issued to underwriters or their designees exercisable for 240,000 IPO units. The UPO allows the underwriters to purchase units at an exercise price of $5.50 per share and expires in May 2015.

Stock Repurchase Program

In May 2013, the Company’s board of directors authorized an increase in its stock repurchase program from $1.0 million to $3.0 million. Repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock, and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. During the first nine months of 2013, the Company purchased 6,720 shares of its common stock and 1,900 warrants for an aggregate purchase price of $16 thousand. From the inception of the stock repurchase program and through September 30, 2013, the Company has purchased 30,304 shares of its common stock and 4,400 warrants for an aggregate purchase price of approximately $69 thousand.

SMG INDIUM RESOURCES LTD. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 5 —Net Income (Loss) Per Share

Per share data is based on the weighted average number of shares of the Company’s common stock during the relevant period. Basic net income (loss) per share is calculated using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional common stock issuable for stock options, warrants and unit purchase options. Diluted net income (loss) per share for all the periods presented does not include securities if their effect was anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income (loss)	$1,022	$847	$424	$(1,838)

Basic Net Income (Loss) Per Share
Weighted average basic common shares outstanding	8,802	8,832	8,804	8,803

Basic net income (loss) per share	$0.12	$0.10	$0.05	$(0.21)

Diluted Net Income (Loss) per Share
Weighted average basic common shares outstanding	8,802	8,832	8,804	8,803

Dilutive effect of stock options outstanding	32	-	19	-

Weighted average dilutive common shares	8,834	8,832	8,823	8,803

Diluted income (loss) per share	$0.12	$0.10	$0.05	$(0.21)

Stock option and warrant shares excluded from the weighted average dilutive common shares because the effect would be antidilutive	7,874	7,874	7,889	7,874

Note 6 — Related-Party Transactions

The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, President and Director; BRACK Advisors LLC, an entity controlled by Richard A. Biele, Chief Operating Officer and Director; Alan C. Benjamin, Chairman and Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. The members of SMG Advisors beneficially own an aggregate of 48% of the Company’s outstanding common stock. SMG Advisors is managed by Ailon Z. Grushkin. The Manager’s financial statements are not consolidated with those of the Company. Pursuant to the MSA, the Manager is responsible for: (i) purchasing, leasing, lending and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase, lease, loan or sale; (iii) arranging for the storage of indium; (iv) preparing a report on the Company’s NMV; (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and board of directors; and (vi) managing the general business and affairs of the Company.

SMG INDIUM RESOURCES LTD. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Related-Party Transactions– (continued)

The MSA, as amended and restated in May 2011, has an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on NMV, at the end of each month. Such Manager fees aggregated approximately $0.2 million for both the three months ended September 30, 2013 and 2012 and approximately $0.5 million for both the nine months ended September 30, 2013 and 2012.

The Company paid a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand during both the three months ended September 30, 2013 and 2012 and $15 thousand during both the nine months ended September 30, 2013 and 2012.

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

Note 7 — Commitments and Contingencies

Management Services Agreement

As described in note 6, the Company entered into the MSA, as amended and restated on May 10, 2011, with the Manager, a related party. The MSA has an initial term of five years with options to renew upon mutual agreement between the parties. The Company is required to pay the Manager a fee of 2% per annum of the monthly NMV, as previously defined, through May 2016.

Compensation

In June 2012, the Company entered into an arrangement with its chief financial officer (“CFO”) that increased the annual base compensation from $50 thousand to $60 thousand to be paid quarterly. Further, the Company agreed to grant the CFO quarterly five-year options to acquire 5,000 shares (2,500 shares prior to September 2012) of common stock vesting at the date of grant and exercisable at the market value at the date of grant. The compensation committee of the board of directors has approved the payment of $10 thousand per year to each of the nonexecutive board members and $1 thousand to such directors for each meeting attended in person. The Company engages a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter.

The Company’s board of directors has approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the board of directors has approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party, if the Company can successfully list its common stock on a major exchange. As of September 30, 2013, none of the aforementioned awards have been granted.

SMG INDIUM RESOURCES LTD. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 8 — Segment Information

The Company operates in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. Umicore USA Inc., Vital Materials Co., Limited, Indium Corporation of America and Aim Specialty Materials each account for more than 10% of the Company’s net sales.

Note 9 — Subsequent Events

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

Overview

We were formed under the laws of the State of Delaware on January 7, 2008. On May 4, 2011, we amended our certificate of incorporation to provide for 40,000,000 shares of authorized common stock, par value $0.001 per share and 1,000,000 shares of authorized preferred stock, par value $0.001. In November 2012, our board of directors and stockholders approved an amendment to our certificate of incorporation to reduce our authorized shares of common stock to 25,000,000. We were formed to stockpile the specialty metal indium.  From time to time, we lend, lease or sell indium, if management believes it is advantageous. Based on prevailing market conditions, we may sell up to $6.2 million of our indium stockpile over the next 12 months to fund our cash requirements for our corporate initiatives. These corporate initiatives currently include funding our stock repurchase program and returning cash to shareholders via quarterly return of capital distributions.

Our Company

We were formed to stockpile the metal indium. Our strategy was to achieve long-term appreciation in the value of our indium stockpile, and not to actively speculate with regard to short-term fluctuations in indium prices. We planned to achieve long-term appreciation in the value of our indium stockpile primarily through price appreciation of the physical metal. Although the price of indium has increased in 2013 from the low of $485 per kilogram at December 31, 2012 to $695 per kilogram at September 30, 2013, it has declined substantially from its high in March 2005. It is our belief that the long-term industry prospects for indium are attractive, and over time, the price of the metal may continue to appreciate. However, there is no assurance that the price of indium or the value of the Company’s securities will increase over time. To our knowledge, our stock is currently the only investment that allows potential stockholders to participate in any price appreciation of indium other than physical delivery of the metal itself. Our structure provides a simple and efficient mechanism by which a potential public stockholder may benefit from any appreciation in the price of indium. Our stockholders have the ability to effectively purchase an interest in indium in a manner that does not directly include the risks associated with ownership of companies that explore for, mine and process indium. Our common shares represent an indirect interest in the physical indium we own.

In August 2013, our board of directors authorized the Manager to sell up to 50% of our stockpile of indium held as of June 30, 2013. Through September 30, 2013, we had net sales of approximately $6.4 million of indium at a gross profit of approximately $1.3 million. At September 30, 2013, we have approximately $6.2 million of indium available for sale, which is classified as a current asset. The remainder of indium inventory of approximately $11.3 million is in long-term assets since the Company does not intend to sell such inventory over the next twelve months.

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

We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of September 30, 2013, we own approximately 36.3 metric tons (“mt”) of indium for an aggregate original cost (prior to any lower of cost or market adjustment) of approximately $22.3 million or $613 per kilogram. After the lower of cost or market adjustment, the carrying value of inventory is approximately $17.5 million or $483 per kilogram of which approximately $14.2 million is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s. The facility is visited at least once per year for inspection.  Of the remaining indium, approximately $2.4 million has been leased to a third party and approximately $0.9 million was sold to a third party under an unconditional sale and purchase agreement (“USPA”). Under the terms of the USPA, as amended, we have an unconditional obligation to buy back that indium from the third party during the fourth quarter of 2013.

At September 30, 2013, we had cash and cash equivalents of approximately $10.4 million $1.0 million of which will be used in the fourth quarter of 2013 to satisfy our obligation under a USPA, as amended. Our expenses will be required to be satisfied by cash on hand.  Our annual cash operating expenses, including management fees, are estimated to be approximately $1.2 million. Further, our board of directors approved in 2013 a stock repurchase plan for up to $3.0 million of our securities and we may return additional capital to our stockholders subject to prevailing market conditions. Although we currently have sufficient cash to satisfy our requirements over the twelve months, if needed to support continued return of capital distributions or repurchases of our securities, we plan to sell indium from our stockpile to cover our cash requirements.

At September 30, 2013, the spot price of indium was $695 per kilogram, representing an increase of 43% from the spot price of $485 per kilogram at December 31, 2012. The annual average price of indium decreased approximately 24% in 2012 from 2011 decreasing from $696 per kilogram in 2011 to $528 per kilogram in 2012. As a result of the decline in the price of indium since the closing of our Initial Public Oferring (“IPO”) in May 2011 to December 31, 2012, our cost of indium has been reduced by lower of cost or market write-downs of certain lots of our indium stockpile aggregating approximately $4.8 million at September 30, 2013. In addition, through September 30, 2013, our NMV per share has declined 13% since the closing of our IPO.

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

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) is index to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control); (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement); or (iii) are not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through September 30, 2013.

Share-Based Payment Arrangements

We measure the cost of services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which a service is required to be provided in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

Inventory of the Metal Indium

Our inventory of the metal indium is recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. The stockpile of the physical metal indium and the related repurchase right was classified as noncurrent as our primary business purpose was to stockpile indium with the objective of achieving long-term appreciation in the value of indium. At June 30, 2013, approximately $11.3 million of indium inventory was reclassified to current assets due to the fact that during the next twelve months the Company intended to sell up to 50% of the indium stockpile to satisfy its cash requirements for its corporate initiatives based on prevailing market conditions. The Company began selling indium in July 2013 and at September 30, 2013, the balance in current indium inventory is approximately $6.2 million in the accompanying unaudited condensed balance sheet. The decrease resulted from sales of indium in the third quarter of 2013.

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. However, it should be noted that there may not be a correlation between the spot price of indium as published by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market. Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. We will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram and inventory cannot be increased above its cost based on increases in the spot price of indium. At September 30, 2013, June 30, 2013 and March 31, 2013, the spot price of indium was $695, $547.50 and $555 per kilogram, respectively, and accordingly, no adjustments to inventory were recorded in 2013.

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

For the three and nine months ended September 30, 2013, the Company recorded $10 thousand for Federal income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2013 was significantly lower than the statutory rate due to its utilization of its net operating loss carryforwards, which offset the Company’s taxable income, except for Federal alternative minimum taxes that are not offset by such operating losses. For the three months ended September 30, 2012, the Company did not record any income tax expense due to the fact that the Company expected to have a net operating loss for 2012. For the nine months ended September 30, 2012, the Company has a net loss resulting in a tax benefit that was fully offset by a valuation reserve.

Accounting for Direct Sales, Lending and Leasing Transactions

The stockpile of indium may be used from time to time for “direct sales,” “lending” or “lease” transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Cost of sales is recorded for the indium carrying value based on specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return. We may also elect to enter into a lending transaction. In indium lending transactions, we would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). The USPA would also contain terms providing the counterparty with substantial disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for any USPA transaction on a combined basis (sale and purchase) and evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA, as amended, is reported as “indium repurchase obligation” in the accompanying unaudited condensed balance sheet at September 30, 2013. Income arising from leasing transactions is reported as other income.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future financial statements.

Results of Operations

The results of operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$6,416,122	$-	$6,416,122	$-
Cost of sales, including inventory-write down (recovery)	5,153,686	(1,091,346)	5,153,686	913,242
Gross profit (loss)	1,262,436	1,091,346	1,262,436	(913,242)

Operating costs:
Operating expenses - Manager - related party	168,643	151,204	476,434	471,026
Other selling, general and administrative expenses	118,100	117,524	463,154	511,369
Total operating costs	286,743	268,728	939,588	982,395

Operating income (loss)	975,693	822,618	322,848	(1,895,637)

Other income:
Interest income	3,559	5,183	9,895	18,930
Other income	52,346	18,829	101,655	38,890
Net income (loss) before income taxes	1,031,598	846,630	434,398	(1,837,817)
Income tax expense	(10,000)	-	(10,000)	-
Net income (loss)	$1,021,598	$846,630	$424,398	$(1,837,817)

Net Income (Loss) Per Share
Basic	$0.12	$0.10	$0.05	$(0.21)
Diluted	$0.12	$0.10	$0.05	$(0.21)

Weighted Average Number of Shares Outstanding
Basic	8,802,242	8,832,301	8,803,605	8,803,104
Diluted	8,834,242	8,832,301	8,823,004	8,803,104

Revenues

Subsequent to June 30, 2013, we began selling indium from our stockpile to generate cash to fund our corporate initiatives, including our share buyback program and any additional distributions to our stockholders that we may undertake in the future, based on prevailing market conditions. During the third quarter of 2013, we had net sales of approximately $6.4 million of indium.

Three Months Ended September 30, 2013 Compared to September 30, 2012 Comparable Period

For the three months ended September 30, 2013, net sales were approximately $6.4 million. There were no sales in the 2012 period as we did not begin selling indium until the third quarter of 2013. Previously we were stockpiling the metal indium. Cost of sales was approximately $5.2 million resulting in gross profit of approximately $1.2 million or 20% in the third quarter of 2013.  The cost of sales, including inventory recovery of approximately $1.1 million in the 2012 period was due to the fact that the spot price of indium at September 30, 2012 of $535 per kilogram, as published by Metal Bulletin and posted on Bloomberg L.P., had recovered from the $502.50 per kilogram, the price of indium at June 30, 2012. We charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Accordingly in the third quarter of 2012, we recorded a write-up of inventory due to the recovery in the spot price of indium that quarter. There was no lower of cost or market adjustment in the 2013 period and we do not expect any additional write-downs unless the spot price of indium should fall below $485 per kilogram, however, we cannot guarantee that any such write-downs will not occur.

For the three months ended September 30, 2013, total operating expenses were approximately $287 thousand. For the comparable period in 2012, total operating costs were approximately $269 thousand representing a 7% increase.  The increase was due principally to an increase in the Manager fee as a result of an increase in NMV caused principally by the increase in the spot price of indium in the 2013 period. Other operating expenses were approximately the same in the third quarter of 2013 when compared to the comparable period in 2012. During the three-month period ended September 30, 2013, other income increased approximately $34 thousand when compared to the third quarter in 2012 due to increased income recorded on indium USPA and lease transactions during the third quarter of 2013.

Income taxes of $10 thousand was provided for in the third quarter of 2013 for the alternative minimum tax that is not offset by net operating losses based on our estimated tax rate.

Net income was approximately $1.0 million for the three months ended September 30, 2013 (or $0.12 per basic and diluted share) compared to a net income of approximately $0.8 million (or $0.10 per basic and diluted share) in the comparable period ended September 30, 2012. The increase of approximately $0.2 million was due to higher gross profits in 2013. As described above, the net income in the third quarter of 2012 was due to approximately $1.1 million in gross profits as a result of a lower of cost or market recovery of indium inventory offset in part by operating expenses. The basic weighted average number of common shares outstanding was 8,802,242 in the third quarter of 2013 compared to 8,832,301 in the third quarter of 2012. The decrease in shares in 2013 was due to the purchase of common shares under our repurchase program.

Nine Months Ended September 30, 2013 compared to September 30, 2012 Comparable Period

For the nine months ended September 30, 2013, net sales were approximately $6.4 million. Cost of sales was approximately $5.2 million resulting in gross profit of approximately $1.2 million or 20%. There were no sales in the comparable period in 2012. Cost of sales, including inventory write-down of approximately $0.9 million in the 2012 period was due to a lower of cost or market write-down of certain lots in indium inventory as a result of the decline in the spot price of indium from the price at the end of the 2011 for certain lots. The spot price of indium at September 30, 2012 was $535 per kilogram, as published by Metal Bulletin and posted on Bloomberg L.P., compared to the $570 per kilogram, the price of indium at December 31, 2011. There was no lower of cost or market adjustment in the 2013 period, and, we do not expect any adjustment unless the spot price of indium should fall below $485 per kilogram, however, we cannot guarantee that any such write-downs will not occur.

For the nine months ended September 30, 2013, total operating costs were approximately $940 thousand compared to approximately $982 thousand in the comparable period in 2012 resulting in a decline of 4% for the nine months ended September 30, 2013. Manager expenses increased approximately $5 thousand or 1% due to a increase in average NMV for the nine month period. Other selling, general and administrative expenses declined approximately $48 thousand or 9% due principally to lower professional fees and the fact that there was no CFO bonus in 2013. Interest income decreased $9 thousand when compared to the same period in 2012 principally as a result of lower cash available to invest. During the nine months ended September 30, 2013, there was approximately $102 thousand in other income representing the aggregate income relating to indium USPAs and lease transactions compared to $39 thousand in the 2012 period. The increase was primarily due to the lease transaction in the 2013 period. There was no lease transaction in the 2012 period.

Income taxes of $10 thousand was provided for in the nine months ended September 30, 2013 for the alternative minimum tax that is not offset by net operating losses based on our estimated tax rate.

For the nine months ended September 30, 2013, we reported net income of approximately $0.4 million (or $0.05 per basic and diluted share) as compared with a net loss for the nine months ended September 30, 2012 of approximately ($1.8) million (or ($0.21) per basic and diluted share). The improvement in net income was due principally to the gross profit on net sales in 2013 and the fact that there was no write-down in inventory in the 2013 period. As mentioned above, the nine months ended September 30, 2012 included a $0.9 million inventory write-down. The basic weighted average number of common shares outstanding was approximately the same in both periods at 8,803,605 in the nine months ended September 30, 2013 compared to 8,803,104 in the 2012 period.

Based on our current business plan, we expect that our normal annual cash operating expenses will approximate $1.2 million annually. However, we expect our monthly expenses may increase or decrease with the change in our NMV. The monthly management fee payable to our Manager, a related party, is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile.

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

A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	September 30,	December 31,
	2013	2012
U.S. GAAP net book value	$27,288,317	$28,635,908
Excess of the indium inventory at spot price over GAAP book value	7,719,873	122,689
NMV	$35,008,190	$28,758,597

The reasons we rely on NMV measurements are as follows:

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

Liquidity and Capital Resources

Since our inception and through September 30, 2013, we have incurred an accumulated deficit of approximately $11.0 million (including approximately $2.4 million non-cash dividend to Class A common stockholders). Prior to the third quarter of 2013, we had no sales and we had not yet achieved profitability. Our strategy had been to achieve long-term appreciation in the value of our indium stockpile and not to actively speculate with regard to short-term fluctuations in indium prices. In the third quarter of 2013, we began selling indium as the spot price of indium began a recovery but there is no assurance that the price of indium will continue to increase. We expect that we may sell up to $6.2 million of our stockpile over the next year to fund corporate initiatives including funding our stock buyback program and returning capital to our stockholders, subject to prevailing market conditions. There is no assurance that there will be long-term appreciation in the price of indium. In fact, the price of indium had declined since the closing of our IPO in May 2011 until recently when the spot price began to recover. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control. At November 8, 2013, the spot price of indium, as published by Metal Bulletin and posted on Bloomberg L.P., was $670 per kilogram.

The purpose of our Company is to permit a simple and efficient mechanism by which an investor may benefit from appreciation in the price of indium. The value of our Company is designed to track and correspond with fluctuations in the price of indium. In theory, our stock price should correlate to increases or decreases in the value of our Company, which is directly tied to fluctuations in indium prices. However, at September 30, 2013, our stock traded at a 28% discount from our NMV at that date.

As of September 30, 2013, we have cash and cash equivalents of approximately $10.4 million compared to cash and cash equivalents of approximately $6.2 million at December 31, 2012. The increase of $4.2 million is due to approximately $6.0 million cash provided by operations in the first nine months of 2013, offset in part by approximately $1.8 million in return of capital cash distributions to stockholders in that period. Our primary source of funds has been from the public and private sale of equity securities. At September 30, 2013, approximately $1.0 million of cash was committed to pay the unconditional repurchase obligation for indium sold under a USPA. Therefore, we had approximately $9.4 million available for general corporate purposes of which up to $3.0 million may be used for repurchases of our securities under a program described below and approved by our board of directors in the second quarter of 2013. Further, we currently estimate our cash operating expenses to be approximately $1.2 million annually. Our annual cash operating expenses include paying the annual related-party Manager’s fee of $0.6 million for the acquisition, storage, insuring and disposition of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the acquisition, storage, insuring and disposition of indium on our behalf. We also anticipate that we will incur annual cash expenses including: (i) storage and insurance for indium — $0.1 million; (ii) director and officer compensation expense — $0.1 million; (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including officer and director expenses and public company costs including legal and accounting fees — $0.3 million. We also declared a return of capital distribution to our stockholders of $0.10 per share in both the second and third quarters of 2013 aggregating $1.8 million and may continue to pay such distributions subject to our Manager’s assessment of prevailing market conditions. We expect our monthly expenses to increase or decrease with the change in our NMV. The monthly management fee payable to our Manager is directly correlated to our NMV, which fluctuates primarily based on the price of indium. Furthermore, our monthly storage and insurance expense is directly correlated to the quantity of indium held in inventory and to the increase or decrease in the value of our indium stockpile.

We currently do not believe we will need to raise additional funds over the next 12 months in order to cover our cash needed to fund our corporative initiatives.

Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

In May 2013, the Company’s board of directors authorized an increase from $1.0 million to $3.0 million for its stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. Through September 30, 2013, we have purchased an aggregate of approximately $69 thousand of our securities, representing 30,304 shares of our common stock and 4,400 warrants to acquire shares of our common stock.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Nine Months Ended September 30,
	2013	2012

Net cash provided by (used in) operating activities	$5,980,990	$(4,340,348)
Net cash (used in) provided by financing activities	(1,776,889)	7,497,500
Net increase in cash and cash equivalents	$4,204,101	$3,157,152

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operations during the first nine months of 2013 approximated $6.0 million principally from cash received from sales of indium and USPA and lease transactions, offset in part by our cash operating expenses. Net cash and cash equivalents used in operating activities for the nine months ended September 30, 2012 was approximately $4.3 million representing an increase of approximately $10.3 million in cash provided by operating activities in the first nine months of 2013. The change in cash and cash equivalents provided by operating activities in 2013 was primarily due to cash sales in the nine months ended September 30, 2013, the effects of cash received under a USPA during the nine months ended September 30, 2013 plus the fact that indium purchases were higher in the 2012 period.

Cash Flows from Financing Activities

The net cash and cash equivalents used in financing activities in the first nine months of 2013 was approximately $1.8 million for the return of capital distributions to stockholders and the purchase of treasury shares under our repurchase program. During the nine months ended September 30, 2012, net cash and cash equivalents provided by financing activities was due to net proceeds received from a 2012 private placement of approximately $7.5 million in the first quarter of 2012. There was no financing in 2013.

Working Capital, Indium Inventory and Indium Purchase Commitments

At September 30, 2013, we had working capital of approximately $15.9 million. This represented an increase of approximately $9.9 million from the working capital of approximately $6.0 million at December 31, 2012. The increase in working capital was primarily due to approximately $6.2 million of inventory-indium in current assets in the third quarter of 2013 as a result of the fact that we intend to sell that indium over the next year, and increases in cash and accounts receivable as a result of sales in the third quarter of 2013 offset in part by the return of capital distributions to stockholders in the nine months ended September 30, 2013.

Our activity has been centered on stockpiling indium with the net proceeds received from the sale of our securities. At September 30, 2013, we had 36,329 kilograms of indium in inventory. As of September 30, 2013, our aggregate original cost basis (prior to any lower of cost or market write-down) for the indium was approximately $22.3 million or approximately $613 per kilogram. At September 30, 2013 and December 31, 2012, we had an aggregate of approximately $4.8 million and $5.9 million, respectively, in lower of cost or market write-downs as a result of the quoted price of indium at December 31, 2012 being less than the purchase price on certain lots resulting in a new cost basis of $485 per kilogram for accounting purposes for the respective lots. The spot price of indium at September 30, 2013 was $695 per kilogram. We do not expect any additional write-downs of indium unless the spot price falls below $485 per kilogram. Further, under GAAP the indium inventory cannot be written up above costs as a result of the spot price being greater than the cost for accounting purposes.

During the second quarter of 2013, we entered into a lease agreement expiring at the end of 2013 for a certain tonnage of indium. Included in inventory-indium at September 30, 2013 is approximately $2.4 million of indium covered by the lease agreement. Also, at September 30, 2013, we have an outstanding unconditional obligation to repurchase indium in the fourth quarter of 2013 that was sold under a USPA, entered into in May 2013 and as amended in October 2013. At September 30, 2013, we recorded a liability of approximately $1.0 million for this obligation and the indium covered by this agreement has been classified as "indium repurchase right” in the unaudited condensed accompanying balance sheet at September 30, 2013.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may lend, lease or sell indium, if management believes market conditions warrant executing transactions. The price of indium is volatile, and historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control, including, among others, the demand for products that utilize indium directly or as a key component. Based on prevailing market conditions, we may sell up to 50% of our indium stockpile held at June 30, 2013 over the next 12 months to fund our cash requirements for our corporate initiatives. Subsequent to June 30, 2013, we began selling indium and through September 30, 2013, we have net sales of indium of approximately $6.4 million. There can be no assurance that we will be able to continue to sell indium at a profit nor can there be any assurance that the price of indium will not appreciate in value subsequent to our sale of such indium. The Company’s inability to sell indium at times and prices acceptable to us could have a material adverse effect on the share price of our common stock as well as our business, financial condition and results of operations.

We rely on a few customers for a large portion of our revenues.

Our top four customers generated approximately 97% of our net sales of indium for the nine months ended September 30, 2013.  We didn’t commence selling indium from our stockpile to generate cash until subsequent to June 30, 2013. The amount of net sales generated by specific customers is likely to vary from year to year, and a major customer in one year may not purchase our products in a subsequent year.  The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

During the three months ended September 30, 2013, we repurchased $3 thousand of our common stock under our stock repurchase program. The remaining authorized balance as of September 30, 2013 was approximately $2.9 million. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
July 1, 2013 – July 31, 2013	500	$2.91	30,104	$2,933
August 1, 2013 – August 31, 2013	200	2.95	30,304	$2,933
September 1, 2013 – September 30, 2013	0	n/a	30,304	$2,933

Total	700	$2.92	30,304	$2,933

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

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

SMG Indium Resources Ltd.
(Registrant)

November 13, 2013	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

November 13, 2013	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

