Form 10-K
period 2013-12-31
SMG Indium Resources Ltd.
filed 2014-03-28
CIK 1426506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2013 was $12,766,473.

The number of shares of the registrant’s common stock outstanding as of March 24, 2014 was 8,561,997.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in and incorporated from the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s year ended December 31, 2013.

SMG Indium Resources Ltd.
Annual Report on Form 10-K
For the Year Ended December 31, 2013

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Indium,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Indium Resources Ltd.  In this Annual Report on Form 10-K, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, or SEC, which is known as “incorporation by reference.”

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.   All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, indium price volatility from supply and demand factors, international export quotas that could affect the availability of indium and our ability to sell indium, lack of any internationally recognized exchanges for indium, limited number of potential customers who purchase indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value (“NMV”), and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or Form 10-K or the date of the document incorporated by reference in this Annual Report on Form 10-K, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors included herein under Item 1A “Risk Factors.”

PART I
Item 1.           Business

Introduction

We are a corporation established pursuant to the laws of Delaware on January 7, 2008. We operate a single-segment business. Since inception our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes, or LED, and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders. We have lent, leased and sold indium when management believed it was advantageous. In December 2013, our board of directors authorized management to sell our entire stockpile of indium in 2014 based on prevailing market conditions. In December 2013, we entered into a monthly supply agreement with one of our customers to sell approximately 78% of our stockpile in 2014. As a result, we currently do not anticipate purchasing any additional indium. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that the Company will enter into any such transactions, and if so, on terms favorable to the Company.

We insure and physically store our stockpile that is not being held at a customer location, in reputable, adequately capitalized and insured third-party warehouses or storage facilities located in the United States. These third-party facilities provide storage and safeguard of our indium inventory, insurance, handle the transfer of our indium inventory in and out of the facility, visual inspections, spot checks, arrange and facilitate independent third-party random assays, confirmation of deliveries to supplier packing lists, and reporting of transfers of inventory to us. We utilize and expect to continue to utilize facilities that meet our requirements that are either: (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. From inception through December 31, 2013, Specialty Metals Group Advisors LLC, referred to herein as the Manager, which is a related party, engaged an insured, secure facility in New York owned and operated by Brink’s Global Services U.S.A., Inc. or Brink’s, a bonded warehouse, to store our stockpile that is not being held at a customer location. Our chief executive officer or our chief operating officer inspects the facilities. The facilities are visited at least once per year for inspection. At December 31, 2013, we had 31,655 kilograms of indium of which 24,640 kilograms were stored at Brinks.

At December 31, 2013, we had approximately $2.1 million in cash and cash equivalents of which approximately $1.0 million was expected to be used in the first quarter of 2014 for an unconditional purchase obligation under a USPA. In January 2014, the counterparty has elected to purchase the inventory under the USPA, at a current price of indium negotiated by the parties. Accordingly, we will not have to settle the approximate $1.0 million liability that is reflected in the balance sheet at December 31, 2013 and we will record a sale in the first quarter of 2014. Our annual cash operating expenses, including the Manager fees, are estimated to be approximately $1.2 million in 2014. Accordingly, we believe that we have sufficient funds to sustain operations for the next year. Proceeds from the sale of the indium stockpile may be needed to fund our other corporate initiatives including $2.3 million remaining under our program to repurchase shares of our common stock and additional cash distributions to stockholders, if any. The program to repurchase shares may be suspended at any time and any cash distributions to shareholders will be at the discretion of our board of directors. Our stockpile of indium may decrease over time due to sales of indium used to purchase our common shares that are priced lower than our NMV per common share. In such instances, our NMV per common share would rise. Further, proceeds from any other sales of indium used to pay any cash distributions to our stockholders will reduce our NMV. NMV is a non-GAAP measure-see below under “GAAP verses non-GAAP Disclosure.”

In May 2011, we entered into a Management Service Agreement referred to herein as MSA with SMG Advisors LLC whose principals are our officers and our directors. Through December 31, 2013, the Manager was paid a 2.0% per annum fee based on our NMV as compensation for these services. The NMV is determined by multiplying the number of kilograms of our indium holdings by the last spot price for indium published by Metal Bulletin PLC posted on Bloomberg L.P., plus cash and any other assets, less any and all of our outstanding payables, indebtedness and any other liabilities. Based on an amendment to the MSA in December 2013, the Manager will be paid a fixed fee in 2014 of $652 thousand. Further under the amendment, the MSA will terminate on December 31, 2014. However, the agreement may be terminated earlier based on certain circumstances or renewed on terms mutually acceptable to each party upon 90 days written notice prior to its expiration.

Under the MSA, as amended, the Manager:

•	first and foremost, purchased and stockpiled indium ingots with a minimum purity level of 99.99 % on our behalf;

•	negotiates storage arrangements for our indium stockpile in warehouses or third-party facilities located in the United States, Canada, the Netherlands and/or the United Kingdom;

•	makes sure the stockpile is fully insured by either the storage facility’s insurance policy, a separately purchased insurance policy, or both;

•	purchases insurance on standard industry terms to insure the indium which we own during its transportation to and from the storage facility and in some cases requires the customer to acquire insurance in our name when it is located at a customer’s location;

•	is responsible for conducting limited inspections of the indium delivered to us;

•	lends, leases and/or sells indium from our stockpile, based on market conditions;

•	publishes on our website the spot price of indium, our NMV and the quantity of indium held in inventory on a bi-weekly basis.

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

We are not legally prohibited from pursuing other business strategies pursuant to our certificate of incorporation, as amended, or any other corporate document. We will promptly notify stockholders of any modifications to our stated business plan. Our operations have been limited to purchasing, stockpiling, lending or leasing the metal indium. Recently, our board of directors granted management the authority to sell our entire indium stockpile if management believes the price of indium is advantageous.  Further, we have begun evaluating strategic options including  the merger or acquisition of a new line of business or the sale or full liquidation of the Company, which would require approval of our board of directors and, in certain circumstances, may require stockholder approval.

Potential Customers

We have sold and intend to sell our remaining stockpile of already mined and processed indium ingots with a minimum purity level of 99.99%, known as 4N or four nines grade, in 2014. In December 2013, we entered into a monthly supply agreement with one of our customers to sell approximately 78% of our stockpile in 2014. We expect to deliver this metal to our customer's facility located in South Korea. Based on common industry knowledge and our established indium industry relationships, we can determine which companies are regular indium industry consumers and or middlemen between suppliers and end users. We consider companies such as Aim Specialty Materials, Indium Corporation of America, Umicore Indium Products Co. Ltd., and Vital Materials Co., Limited as potential customers because they are regular industry consumers or middlemen between suppliers and end users. They are all well known within the industry and have well established reputations. We consider metal trading houses listed in our ‘‘Competition’’ section like, 5N Plus Inc., Traxys North America LLC, Wogen PLC, etc. that have years and in some cases, decades of experience within the industry as regular indium industry participants and potential customers. We use subjective criteria to determine whom we do business with and for competitive reasons we do not disclose specifically which companies we intend to do business with. Currently, an established regular indium industry participant list does not exist.

Indium is primarily consumed by end users located outside of the United States. We expect our customers to primarily take delivery of indium in Asia. Therefore, we face all the risks associated with shipping indium overseas via air and or by sea. Our customers may also be located in countries that do not have a system of law as mature and developed as the U.S. legal system. In addition, we may store some of our indium at our customers' warehouse facilities to reduce our shipping and storage costs. In certain circumstances, we may not be able to obtain insurance and could possibly suffer losses. In 2013, approximately 72% of our sales were in Asia.

Strategy and Policies

We may face direct competition from market participants in selling our stockpile of indium. There are no other companies, known to us, that have a business model solely dedicated to the purchasing and stockpiling of indium. Now that we are selling our stockpile, we have to compete with miners, refiners, suppliers, traders and other market participants in selling indium. The companies listed in the ‘‘Competition’’ section are a partial list of companies that are well known indium industry participants that mine, refine, and/or trade indium. These companies would be considered direct competitors.

Indium Price Trends

The annual average price of indium, as published by Metal Bulletin and posted on Bloomberg L.P., increased from $528 per kilogram in 2012 to $594 per kilogram in 2013, an increase of 12.5%. In 2013, indium traded in a range from $450 per kilogram to $720 per kilogram and ended the year at $675 per kilogram, which represented an increase of 39% from $485 per kilogram at the end of 2012. Indium decreased from $696 per kilogram in 2011 to $528 per kilogram in 2012; a decline of 24.1%. In 2012, indium traded in a range from $450 per kilogram to $600 per kilogram and ended the year at $485 per kilogram, which represented a decrease of 14.9% from the closing price of $570 per kilogram at the end of 2011.

Accounting for Direct Sales, Lending and Lease Transactions

From time to time we may enter into ‘‘direct sales” ‘‘lending’’ and/or “lease” transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Cost of sales is recorded for the indium carrying value based on specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return.

A typical loan contract would be for terms of less than a year.  As lender, we negotiate an Unconditional Sale and Purchase Agreement (‘‘USPA’’) with a prospective borrower. In indium lending transactions, we exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership pass to the purchaser/counterparty in the lending transaction. We simultaneously enter into an agreement with such counterparty in which we unconditionally commit to purchase, and the counterparty unconditionally commits to sell, a specified tonnage and purity of indium that is to be delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). In some cases, the USPA may contain terms providing the counterparty with disincentives penalty fees for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for USPA transactions on a combined basis (sale and purchase) and evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations.

There is no established market lending rate for indium. The terms of the USPA contracts stipulate that the indium returned must be of equivalent quantity and purity. In the event of a loan to the counterparty, in which we have received dollars for the indium lent, there is a risk that the counterparty will not return the equivalent quantity or quality indium. Failure of the counterparty to perform is a risk to our business if the price of indium appreciates and we cannot replace the loaned indium at the same or a lower price than we loaned the indium. The ability of the counterparty to satisfy the commitment to return the equivalent quantity and purity of indium is a business risk that we face in a lending transaction. However, the penalty fee aspect as detailed in our USPA, if included, would somewhat mitigate our overall business risk because the penalty fee would provide funds for us to purchase indium from other sources at less than favorable prices (if applicable). Notwithstanding the foregoing, if the counterparty defaults on its obligations under the USPA, there is always the risk that we might not be able to replace the indium lent at favorable prices. In such instances, we may not be able to recoup our losses through litigation and we would assume the loss, which could negatively impact our NMV. In certain circumstances, we may choose to amend the USPA and to sell the indium directly to the counterparty at a negotiated price rather than have them return the indium to us.

Indium lease transactions are generally for a period of less than one year. Under the lease, a specified amount of indium is leased to the customer for a period of time. At the end of the lease, the lessee is obligated to return indium of the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income is recorded as other income over the term of the lease. In certain transactions, we may choose to amend the transaction and to sell the indium directly to the lessee at a negotiated price rather than have the lessee return the indium to us.

Indium Market Overview

About Indium

Indium (symbol In) is a rare, very soft, silvery-white malleable metal with a bright luster. It is number 49 on the Periodic Table of Elements with an atomic weight of 114.81. Indium is chemically similar to aluminum and gallium, but more closely resembles zinc. Indium is a rare element and ranks 61st in abundance in the Earth’s crust at an estimated 240 parts per billion by weight. This makes it about three times more abundant than silver or mercury. Indium occurs predominantly in the zinc-sulfide ore mineral, sphalerite. Indium is produced mainly from residues generated during zinc ore processing, but is also found in iron, lead, and copper ores. According to the U.S. Geological Survey (USGS), the average indium content of zinc deposits from which it is recovered, ranges from less than 1 part per million to 100 parts per million. Its occurrence in nature with other base metal ores is sub-economic for indium recovery. Pure indium in metal form is considered non-toxic by most sources.

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

Demand for Indium

Indium is an indispensable raw material to the LCD market. Currently, a very small amount of indium is required in the fabrication of the vast majority of flat panel displays (FPD’s) produced. This is the primary use of indium today, accounting for nearly two thirds of indium consumption.

Demand for indium, driven by the LCD industry, has grown in the last decade as flat panel displays have effectively driven the once dominant cathode ray tube (“CRT”) into obsolescence. Indium, in the form of indium-tin-oxide (“ITO”), creates the optically transparent electrodes that drive LCD displays on TVs, computer monitors, laptops, tablets, cell phones and other devices. Beyond a few niche applications, LCDs currently do not function without indium and, there is no practical, large scale, substitute transparent conductive oxide. According to investor presentations made by Corning Incorporated, one of the world's largest LCD glass manufacturers, LCD glass demand has grown from 1.7 billion square feet in 2007 to about 4.0 billion square feet in 2013. Glass demand increased about 10% in just the past year. The LCD glass market continues to expand, driven primarily by larger TVs and TV replacement. Corning Incorporated expects the LCD glass market to grow 6% to 8% annually.

The cost of the indium contained within an LCD display, relative to the cost of the actual LCD display, is marginal, representing about 1% of the total cost of production. Therefore, industry experts believe that a sharp rise in the price of indium is unlikely to significantly reduce demand for the metal by the LCD industry.

New technology driven applications for indium are emerging in LED lighting, thin-film solar PVs and high performance semiconductors. In recent government-sponsored reports, the U.S. and Europe have each identified indium as a critical metal upon which important industries, including clean energy, are dependent. China, Japan and South Korea also view indium as critical to their industries and are either developing strategic stockpiles, or laying the groundwork to do so.

Applications

FPDs, LCDs & LEDs

Indium is an essential raw material for a number of consumer electronics applications. The primary commercial application of indium is in coatings for the FPD industry. Indium is most useful when chemically processed with tin-oxide to form ITO, an optically transparent and electrically conductive material. Sputtering targets are placed in a vacuum and thin layers of ITO are then applied as electrical contacts onto LCD glass; the thin, technically pristine sheets of glass used to produce LCDs on electronic devices like television sets, computers and mobile phones. In addition to its unique combination of transparency and conductivity, ITO is also preferred for use in LCD technology due to its other unique qualities of low melting point, good uniformity (which is suitable for large LCDs), fast etching time and long life span. Production of ITO thin-film coatings accounted for the majority of global indium consumption. Other end uses for indium include solders, alloys and compounds, electrical components, semiconductors and PV.

Currently, the new generation of LED backlit LCD TVs and computer monitors, as well as organic light emitting (OLED) TVs and displays, all use indium. LED is a semiconductor device that emits visible light or infrared radiation when an electric current is passed. The visible emission, often a high-intensity light, is useful in a whole host of applications. Most LED’s, such as blue, green and white LEDs, require indium. LEDs are a rapidly expanding market. An early use of high brightness LEDs (HB-LEDS) was in the automotive sector in the form of lights, dashboard lights and in traffic signals. Backlighting for TVs, computers and cell phones currently drive the bulk of LED demand. Veeco Instruments Inc., a major producer of the equipment used to manufacture LEDs, reports that LED TV penetration reached 80% in 2013. They further reported that the new ultra HD TVs require 10-20% more LEDs than traditional LED backlit LCD TVs. More than 1,000 vendors are now selling LED lights in China and the price of LED bulbs has fallen substantially to $10-$15 in major US retail stores. LED use in general lighting is in the early stages of adoption and is expected to be a very large market. Japanese LED light bulb sales surpassed incandescent sales back in 2011.

Solar Energy Technology

Indium-based CIGS is a new semiconductor material comprised of copper, indium, gallium, and selenium. Its main use is for high-efficiency photovoltaic cells (CIGS cells), in the form of thin-film photovoltaic. The thin-film photovoltaic has several advantages over traditional solar energy technologies. It is lightweight, can be applied on uneven surfaces and can be rolled up when not in use. CIGS shows great promise in the lab in achieving high conversion efficiencies at low costs. According to the USGS, CIGS solar cells require approximately 50 metric tons of indium to produce 1 gigawatt ("GW") of solar power. We believe that over time, as manufacturing efficiencies are achieved through mass production, consumption of indium per GW of CIGS production will decrease by as much as fifty percent compared to USGS's estimate. Research is underway to develop a low-cost manufacturing process for flexible CIGS solar cells that would yield high production throughput. Flexible CIGS solar cells are already in use in roofing materials, and we believe they could also be used in other building integrated photovoltaics (BIPVs) and in various applications in the aerospace, military and recreational industries.

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

Supply of Indium

According to the USGS, the top five indium producing countries in the world in 2013 and 2012 were China, Republic of Korea, Japan, Canada and Belgium. China’s refinery production of indium was approximately 410 and 405 metric tons in 2013 and 2012, respectively. This is approximately 53% and 52% of the annual total global refined primary production of 770 mt. and 782mt. in 2013 and 2012, respectively. According to the USGS, annual worldwide production had ranged between 546 mt to 662 mt per year from 2007 to 2011. Worldwide annual production further increased to an estimated 782 mt in 2012 and to 770 mt in 2013.

Flat Panel Displays (FPDs)

We believe the demand for indium will grow for the foreseeable future. We believe the markets for flat panel displays are strong, particularly for larger display televisions, tablet computers and smartphones. We expect that overall growth in the LCD industry will be driven by an increase in the average display size as well as growth in unit sales of LCD displays, which in turn will continue to generate increased demand for indium. Unit sales of LCD TVs have grown substantially since 2008. According to the LCD TV Association, LCD TV unit sales were 105 million units in 2008 and 225 million units in 2012. NPD DisplaySearch projects that sales of LCD TVs will rise from 228 million units in 2013 to 241 million units in 2014.

LED Industry

The LED LCD TV market has grown rapidly over the last few years. In addition, the LED commercial and general lighting markets also continue to grow as declining prices drive increased market penetration.

Solar Industry

Indium is being used as a crucial raw material in the solar energy industry, in the form of thin-film solar panels.  According to the United States National Renewable Energy Laboratory, to produce 20 Gigawatts of solar power by the year 2050, the United States will need 400 mt of indium per year for the production of photovoltaic modules and systems alone. At current and projected efficiencies in CIGS production, 4 GW of production would consume between 100 mt and 200 mt of indium annually, representing a substantial increase in indium demand.

Government Stockpiling

In December 2013, Metal Bulletin reported that the State Reserve Bureau of China (“SRB”) intended to buy 100 metric tons of indium at 4,430 yuan ($724) per kg. Apparently, no SRB purchases have taken place as the local market in China has continued to trade at a significant premium to these levels since that time. For much of 2013, the Chinese market has traded at a premium to world markets of $100/kg and higher.  This is a result of the significant indium investor demand in China, combined with the import and VAT duties of approximately 20%. The SRB purchased 60 metric tons of indium from domestic producers in August of 2012 and another 20 metric tons in October 2012. This material was in addition to 30 metric tons purchased for a strategic stockpile in 2008. Most traders and producers believe that the SRB plans to continue stockpiling additional indium ingot in the future, although the exact tonnage is uncertain.

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

Substitutes and Alternatives to Indium

Graphene, carbon nanotubes, PEDOTS and the other TCOs are considered viable alternatives to indium. However, there are several unknowns. It is not known if manufacturers of special materials can successfully mass produce enough of these specialty materials to supply industry. It is also not known how well these new materials will perform over the long-term in consumer-based products and what the opportunity cost would be to the Flat Panel Display (FPD) Industry to transition from ITO to these other alternatives. We do not expect any substitute or alternative to indium to have a material negative impact on the overall indium market in 2014. We expect to fully liquidate our inventory of indium in 2014, before a viable mass market alternative to indium is available.

Government Regulation

General Description

There are no governmental regulations, which will directly impact our intended operation of purchasing and lending indium. We intend to use standard industry commercial terms recognized by industry participants in connection with the storage and shipment of indium. A representative sample of such terms is listed below.

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

Storage

Indium ingots shall be stored indoors, in a vault or vault like area of a warehouse, which has been equipped with fire prevention sprinklers. Storage identity shall be maintained by contract and production lot number as indicated on each box and in shipping instructions.

Security

Eight seals shall be affixed through holes bored in the top and bottom corners of the box to maintain the integrity of the box contents. Entry into vault areas for the purpose of shipments, inventory or qualitative maintenance inspections will be documented by use of logs and/or custodial reports.

Competition

 As we sell our stockpile of indium in 2014, we may have competition from miners, refiners, suppliers and traders of indium such as Liuzhou China Tin Group,  ZhuzhouSmeltery Group Co., Ltd., Nanjing Foreign Economic & Trade Development Co., Ltd., Nanjing Sanyou Electronic Materials Co., Ltd., Huludao Nonferrous Metals (Group) I/E Co., Ltd., Nanjing Germanium Co., Ltd., XiangtenZhengtan Nonferrous Metals Co., Ltd., Guangxi Intai Technology Co., Ltd., Hunan Jingshi Group, LaibinDebang Industry and Trade Co., Ltd., ShaoguanHuali Industrial Co., Ltd., Tianjin Indium Products Co. Ltd., ZhuzhouKeneng New Materials Co., Ltd., Teck Resources Limited, Xstrata Plc, Indium Corporation of America, Umicore Indium Products, Molycorp, Inc., Dowa Electronics Materials Co., Unionmet (Singapore) Limited, Aim Specialty Materials, Wogen PLC, RJH Trading Ltd., 5N Plus Inc., Hudson Metals Corporation, and Traxys North America LLC. We may also have competition from end users of indium. It is our belief that the top producers of FPD’s are the largest purchasers of indium. Major producers of FPDs listed in alphabetical order, are AU Optronics, Chi Mei Optoelectronics, Chunghwa Picture Tubes, HannStar Display Co., Innolux, LG Phillips LCD, Quanta Display Inc., Samsung Electronics, Sharp Corp., and Sony Corp.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before purchasing our units, common stock or warrants, you should carefully consider the following risk factors as well as other information contained in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Factors That May Affect Our Business and Results of Operations

It is uncertain whether the leasing, lending or sale of indium will generate sufficient revenues for us to sustain our other corporate initiatives.

Although we had sales of $9.5 million and net income of $1.0 million in 2013, there is no assurance that future sales will sustain our corporate initiatives. Our cash balance at December 31, 2013 was $2.1 million. We believe that we will have sufficient funds to sustain our operations for at least the next year with our cash balance at December 31, 2013 based on our expected operating expenses of $1.2 million. However, there is no assurance that we will be successful selling indium in 2014 to support our other corporative initiatives. We may need to suspend our corporate initiative to use up to $2.3 million remaining under our plan to repurchase shares of our common stock based on our level of sales. Further, there is no assurance that will we continue to make any further cash distributions to our stockholders. Accordingly, we are not certain that our business will sustain our other corporate initiatives.

We address a new market that may not develop as we predict or in a way that will justify our purchase of indium.

There is no public market for the sale of indium. Since indium is primarily a byproduct of zinc mining, the supply does not necessarily vary directly with market price. Currently, increases in primary indium production have been correlated to increases in zinc production. We may not, and the Manager may not, be able to lend, lease or sell indium at a favorable price or on a timely basis. The pool of potential purchasers is limited and each transaction may require the negotiation of specific provisions. The total size of the primary indium market was approximately $457 million in 2013 based on the USGS’s estimated production figure and Metal Bulletin’s average price for indium of $594 per kilogram in 2013 as posted on Bloomberg L.P. This compares to the total size of the primary indium market of approximately $354 million in 2012 based on the average price for indium of $528 per kilogram in 2012. The inability to sell on a timely basis in sufficient quantities could have a material adverse effect on our ability to recover our cost of our purchases of indium and, therefore, negatively impacting NMV and the share price of our common stock.

Information regarding the indium industry’s largest users, including data regarding exclusive long-term purchase or supply agreements, is limited and not readily available. Such inability to access this information places us at a potential competitive disadvantage, which may adversely affect our ability to sell indium.

Indium industry users do not publicly disclose sufficient information to determine with certainty the largest users of indium. In addition, company-specific indium usage is not information that is typically publicly disclosed by industry participants. This makes it difficult for investors to assess indium industry dynamics, our competition, and various other risks we face.

Industry end users do not reveal industry data quantifying the amount of indium sold under long-term exclusive supply contracts. As a result, we may not be able to determine if certain users have long-term supply contracts with other parties, which may adversely affect our ability to sell indium to such users. The lack of industry information could hinder our ability to sell indium. In addition, we are not aware of any additional information, if any, regarding the indium market or the type of market information other industry producers, purchasers, suppliers and other market participants may possess. Our inability to access this information, if any, places us at a potential relative competitive disadvantage to other market participants who may have access to such information. This may adversely affect our ability to sell indium.

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

Indium is not traded on any recognized commodity exchange outside of China. As such, direct hedging of the prices for future purchases cannot be undertaken. Prices will vary with each transaction and the individual bids and offers received. Prices will vary based on the supply and demand for indium. There are no recognized futures or forwards market for indium. The pool of potential purchasers of indium is limited and each transaction may require the negotiation of specific provisions. Accordingly, a sale cycle may take several months to complete.  The lack of a standardized indium exchange affects our ability to sell indium on a timely basis and could have a material adverse effect on the price of our securities. We do not have the ability to sell directly onto the existing unregulated exchanges that trade indium in China.

We have and expect to continue to rely on a limited number of potential purchasers of indium, which could affect our ability to sell indium in a timely manner and negatively influence market prices and our operating results, our NMV and our trading market price.

The indium market is illiquid and considered small compared to the markets for base metals. There are a limited number of purchasers of indium. Indium is primarily consumed by end users located outside of the United States. In December 2013, we entered into a monthly supply agreement with one of our customers to sell approximately 78% of our stockpile in 2014. We expect to deliver this metal to our customer's facility located in South Korea. Further, approximately 72% of our sales in 2013 were in Asia. If demand for indium decreases in 2014, it would adversely affect our ability to sell sufficient quantities of indium on a timely basis or even at all.

Relying on a limited number of potential customers who purchase indium could (1) make it difficult to sell indium in a timely manner, (2) negatively influence market prices by potentially having to sell indium to cover our operating expenses, or (3) drive down market prices if we are a large seller of indium. At December 31, 2013, we have an aggregate of 31.7 mt of indium where our original average purchase price is $608 per kilogram. For accounting purposes, the carrying value of our inventory is at an average cost of $482 per kilogram at December 31, 2013. In December 2013, we have entered into a monthly supply agreement to sell approximately 78% of our stockpile in 2014 at prices that fluctuate with certain prices of indium as published in Metal Bulletin. Any negative influence on market prices could affect our operating results, NMV and our trading share price.

Our customers are primarily located outside of the United States of America and we are subject to risks associated with international law, our ability to ship indium overseas and to insure our inventory once it leaves our primary warehouse.

We expect our customers to take delivery of indium primarily in Asia. Therefore, we face all the risks associated with shipping indium overseas via air and/or by sea. Our customers may also be located in countries that do not have a system of law as mature and developed as the U.S. legal system. Therefore, our international operations are subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by government authorities, insurgent groups, terrorists and others. In addition, we may store some of our indium at our customers' warehouse facilities to reduce our shipping and storage costs. In certain circumstances, we may not be able to obtain insurance and could possibly suffer losses.

One of our principal stockholders controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

William C. Martin, a member of our board of directors and, through an entity he controls, a member of our Manger, beneficially owns approximately 45.0% of our outstanding common stock with voting rights through a wholly owned entity Raging Capital Master Fund, Ltd. (formerly Raging Capital Fund L.P and Raging Capital Fund (QP), L.P) and his Individual Retirement Account. This percentage ownership does not take into consideration the potential exercise of any stock options and warrants controlled by William C. Martin either individually or through his affiliates. Mr. Martin is able to influence the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant influence over our management, policies and corporate strategies. The interests of Mr. Martin and our stockholders’ interests may not always align, and taking actions, which require stockholder approval, such as selling the company, may be controlled by Mr. Martin if he agrees with the strategy, or may be more difficult to accomplish if he disagrees with the strategy. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. Furthermore, in the event that Mr. Martin elects to sell a significant portion of his interest in the Company, such sale may materially affect the Company and our stock price could decrease.

The substitution of other materials for indium may decrease demand for indium and adversely affect the price of indium and, thus, our stock price.

Indium has substitutes in many, perhaps most, of its uses. Silicon has largely replaced indium in transistors. Gallium can be used in some applications as a substitute for indium in several alloys. In glass-coating applications, silver-zinc oxides or tin-oxides can be used. Zinc-tin oxides can be used in LCDs’. Other possible substitutes for indium glass coating are transparent carbon nanotubes and grapheme. Indium phosphide can be substituted by gallium arsenide in solar cells and in many semiconductor applications. Hafnium can replace indium alloys in nuclear reactor control rods. The substitutions of such materials for indium may decrease the overall demand for indium, thereby lowering the price of indium and our common stock. We do not expect substitution to have a material negative impact on the indium market in 2014. However, the continued use of other substitute products as an alternative to indium could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are subject to fluctuation in the price of indium, which is subject to macroeconomic conditions that are largely outside of our control.

Our future activities almost entirely will involve selling the metal indium. Therefore, the principal factors affecting the price of our securities are factors which affect the price of indium and are thus beyond our control. The value of our securities will depend upon, and typically fluctuate with, fluctuations in the price of indium. The market prices of indium are affected primarily by rates of production of indium from mining, demand from end users of indium and indium-tin-oxide, and may be affected by a variety of unpredictable international economic, monetary and political considerations.

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

	Spot Indium Prices (1) 99.99% Purity (U.S.$/KG)
	2005	2006	2007	2008	2009	2010	2011	2012	2013
High	1070	1025	750	730	530	650	870	600	720
Low	800	680	510	350	300	480	525	450	450

(1)	Source: Metal Bulletin PLC from Bloomberg L.P.

The price of indium has declined substantially since it peaked in March 2005. The price for indium has declined 36.9% from its high of $1,070 per kilogram in March 2005 to $675 per kilogram as of December 31, 2013. Since we closed the first tranche of our initial private placement and purchased our first lot of indium at $450 per kilogram in December 2009, the price of indium has appreciated 50.0%. However, since we closed our IPO, the price of indium has dropped 10.6% from $755 per kilogram in May 2011 to $675 per kilogram at the end of 2013. Although the price of indium has increased to $750 per kilogram at March 19, 2014, there is no assurance that the price of indium will continue to appreciate.

The price of indium is volatile and affected by factors beyond our control, which could negatively affect us as we sell indium.

From time to time, we lend, lease or sell indium, if management believes market conditions warrant executing transactions. The price of indium is volatile, and historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control, including, among others, the demand for products that utilize indium directly or as a key component. Based on prevailing market conditions, we may sell our entire indium stockpile held at December 31, 2013 over the next 12 months to fund our cash requirements for our corporate initiatives. There can be no assurance that we will be able to continue to sell indium at a profit nor can there be any assurance that the price of indium will not appreciate in value subsequent to our sale of such indium. The Company’s inability to sell indium at times and prices acceptable to us could have a material adverse effect on the share price of our common stock as well as our business, financial condition and results of operations.

We rely on a few customers for a large portion of our revenues.

Our top four customers generated approximately 95% of our net sales of indium for the twelve months ended December 31, 2013.  We didn’t commence selling indium from our stockpile to generate cash until subsequent to June 30, 2013. The amount of net sales generated by specific customers is likely to vary from year to year, and a major customer in one year may not purchase our products in a subsequent year.  The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

There are additional supply and demand factors that could influence indium price volatility that could adversely impact our NMV.

Our activities primarily involve selling indium. The value of our securities will be highly sensitive to fluctuations in the price of indium. Historically, the fluctuations in these prices have been, and will continue to be, affected by numerous factors beyond our control. Such factors include, among others: demand for products that utilize indium directly or as a key ingredient including FPDs, LCDs, touch screens, LEDs specialty solders, low e-glass, and next generation CIGS thin film photovoltaics. The supply of indium could be impacted by primarily increased or decreased levels of zinc production. Furthermore, there is the risk of indium substitution in certain applications that could impact supply and demand.

Occupational exposure to indium-tin-oxide (ITO) has been linked to severe respiratory issues and may affect future demand for indium.

Publicly available epidemiological studies confirmed case reports, which associated occupational exposure to ITO with the development of severe respiratory problems. Therefore, worker exposure due to ITO’s growing use in the fabrication of LCDs is of particular concern and may potentially lead to manufacturers’ substituting ITO with different transparent conductive oxides and, thereby, reducing demand for indium.

There may be a lack of correlation between indium prices, our NMV and our stock price, and the amount the price of indium needs to appreciate for us to achieve breakeven results in our NMV is difficult for potential investors to accurately determine because it is highly dependent upon several variables.

The trading price of our common stock as listed on the OTC Bulletin Board, the OTCQB marketplace operated by Pink OTC Markets, Inc., or any other quoted exchange, may not correlate with the trading price of indium. Regardless of our ability to sell indium in a timely manner, we will incur projected yearly cash operating expenses of approximately $1.2 million in 2014. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to these expenses. Based on our current stockpile of approximately 31.7 mt of indium, the price of indium would need to appreciate approximately $39 per kilogram in 2014 to offset the potential reduction in NMV as a result of projected annual operating expenses of $1.2 million. As a result, there may be a lack of correlation between the trading price of indium, our NMV and our stock price. Further, other factors that are outside of our control may cause a lack of correlation between the trading price of indium, our NMV and our stock price.

There may be a lack of investment liquidity in our shares because we are not a mutual fund, a closed end fund, a trust company, an ETF or an ETN.

We are not a mutual fund, a closed end fund, a trust company, an exchange traded fund (ETF) or an exchange traded note (ETN) and our shares are not quoted on a national exchange. Therefore, an investment in our common shares is not redeemable, not redeemable for our indium and liquidity may be limited. Furthermore, management currently controls the majority of our common shares, which are subject to restrictions on transfer, including time and volume limitations under Rule 144, which serves to further reduce the float of common stock and its liquidity.

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

There is no fixed price ratio between 3N7, 4N or 5N material in the indium industry. All purchases and sales of indium are individually negotiated. Typically, in a regular indium market withbalanced supply and demand, the higher the purity of the indium, the more it costs. 4N indium is slightly more expensive than 3N7. 5N is slightly more expensive than 4N. In a declining indium market, the price of 3N7 purity indium is often quoted at an even greater discount to indium with purities of 4N or 5N. In some cases, the prices may be as much as 2.0% to 5.0% lower. Typically, when the price of indium is appreciating, there is often no difference in the price of 3N7 purity indium compared to 4N or 5N purity metal. These variations in indium prices may affect investors’ ability to accurately determine our NMV.

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

Our securities have had limited trading since our IPO, the price of our warrant and common stock may experience extreme price and volume fluctuations and any volatility in our common stock price could result in claims against us.

An active public market for our common stock or warrants has not developed or been sustained since our IPO. The market price of our securities has declined below the IPO price. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

We may have a direct impact on the price of indium. Due to our size and the illiquid nature of the indium market, we may inadvertently negatively impact the price of indium when we sell indium from our stockpile. This could have a substantial negative impact on our NMV and would be expected to cause a decrease in our stock price.

Approximately 53% of the world’s refined indium production is controlled by China and more than 70% of the world's reserves of indium are located in the ground in China, which may adversely affect our ability to sell indium. If China curtails their international export quota of indium, it could have a severe impact on world availability of indium and its price as we sell indium.

China controls over 53% of the world’s refined indium production and more than 70% of the world's indium reserves are located in the ground in China. There are a number of major producers in China, but also numerous smaller producers, relying on purchasing the concentrates, or unrefined ore, from the larger base-metal refiners. China produces approximately 410 metric tons of indium per year. If the Chinese government reduces export quotas or ceases all of its exports of indium, it may affect the availability and the price of indium.

The Chinese government restricts indium’s export with taxes and quotas. In December 2013, the Chinese Ministry of Commerce issued the initial quota allowing China to export 270 metric tons of indium in 2014, up from 231 metric tons in 2013. Until 2012, most of China’s indium output had typically been exported, with domestic demand unable to currently sustain production. If the Chinese government reduces export quotas or ceases all of its exports of indium, it may cause a severe global supply shortage resulting in substantial volatility in the price of indium, our NMV and our securities. Further, substantial volatility in the price of indium could affect our ability to sell our stockpile of indium.

Technological obsolescence may reduce demand for indium, which would adversely impact our NMV, our stock price and our ability to sell indium.

It is possible that the next generation TV or portable device market (PDA) screens may render the use of indium-tin-oxide obsolete. Considering approximately 84.0% of indium demand currently comes from the FPD market, this would drastically reduce demand for indium and cause a precipitous drop in the price of indium. This would have a substantially negative impact on our NMV and our stock price and make it very difficult to sell our indium.

Potential recessionary economic conditions may decrease demand for indium-based products and, therefore, adversely affect the price of indium, our ability to sell indium and lower our NMV and stock price.

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

We may issue additional shares of our common stock that would result in a dilution of our stockholders.

We are authorized to issue up to 25,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Currently, there are 7,928,598 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of 6,758,101 outstanding warrants, 1,000,000 shares reserved under our stock option plan, and 480,000 shares reserved for issuance under unit purchase options and related warrants granted to the underwriters in our IPO). Although we currently have no commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock to obtain future financing.

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

We lend and lease some of the indium that we acquire and the inability of the borrower or lessee to return to us equivalent quantity and purity indium so loaned or leased could have a material adverse effect on the share price of our common stock.

We engage in lending and leasing indium from time to time. In such transactions, we will physically deliver indium to the borrower or lessee. At the end of the loan or lease term, the borrower/lessee is required to return an equivalent quantity and purity level of physical indium to us and pay us a fee based upon the value of the metal loaned or leased and the time duration of the loan or lease. If the borrower/lessee is unable to return to us an equivalent quantity and level of purity of indium, we may not be able to replace the indium from other sources at favorable prices. In such instances, we may not be able to recoup our losses through litigation and we would incur a loss, which could have a material adverse effect on the share price of our common stock.

We depend upon third parties to provide us with warehousing services, and system failures or other problems at these third-party warehousing facilities could cause us to lose revenues.

We currently, and will continue to, store indium in secure facilities owned and operated by third-party warehousing providers. If we are unable to continue to rely on third parties to provide us with these services and warehousing space in a timely fashion or if these services or warehousing space become impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition or other system failures, or if we face competition for these services, or for any other reason, we would not be able, at least temporarily or at competitive prices, to store or acquire indium. We also may be unable to engage alternative warehousing services on a timely basis, which could have a material adverse effect on our business.

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

Potential additional regulation of the sale or storage of indium may adversely affect our operations and may increase our costs.

We may be affected by changes in regulatory requirements, customs, duties or other taxes regarding indium. Although we are not currently aware of any potential changes in the regulatory requirements regarding indium, such changes could, depending on their nature, adversely affect us by increasing our costs.

The Manager and the contracted third-party storage facilities it utilizes will not be responsible for hiring independent labs to perform assay tests on every ingot of indium delivered to us to verify that such indium meets the minimum 99.99% purity requirements referred to in our business plan. If the indium received is below spec grade of 99.99% purity, the value of our indium stockpile will be worth less than stated.

The Manager is responsible for ensuring that the contracted third-party storage facilities it utilizes conducts visual inspections and spot checks the indium delivered to us. In addition, the facility must be capable of arranging and facilitating random assay testing to be conducted by independent third-party assayers, at our expense. The Manager and contracted third-party storage facilities will not be responsible for conducting chemical assays or other tests designed to verify that every indium ingot delivered meets the minimum 99.99% purity requirements. The Manager will rely on the good faith of its suppliers to provide indium that meets our requirements. If the indium purchased is below spec grade of 99.99% purity, the value of our indium stockpile will be worth less than stated, we would therefore incur a write down, which would negatively impact the NMV of our company and harm our reputation. If indium is leased or loaned to a third-party supplier that is not known to be a regular industry supplier, the Manager, at its discretion, may hire, at our expense, an independent lab to perform random assay tests to verify the purity of the indium. The contracted third-party facilities we utilize will only use, at our expense, reputable independent assayers to randomly test indium delivered to us. It is possible that our indium stockpile will contain ingots of a purity level below 99.99%, which would decrease our NMV and negatively impact our share price.

We may suffer from losses as a result of our inability to obtain insurance to cover loss or theft of our inventory.

We currently store and expect to continue to store our inventory at third-party warehouse facilities and require the third-party facilities to maintain an adequate level of insurance to protect us from loss due to theft, damage or other events. We may, in the alternative, seek our own insurance coverage for such potential losses. We may not be able to obtain such insurance in amounts sufficient to keep us fully insured, due to the fluctuating value of indium. Further, the cost of such insurance may impact our operating expenses, whether obtained by us or through the third-party facility.

We may need to raise additional capital and may encounter unforeseen costs. If the terms on which the additional capital is available are unsatisfactory or if the additional capital is not available at all, we may not be able to pursue our objective and strategy.

Our expenses are funded from cash on hand. Once such cash available has been spent, we will be required to generate cash resources from the sale or lending of indium, debt incurrence or the sale of additional equity securities. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance and the value of indium. We may not be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock, stockholders may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants, which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities in connection with the operation of our business.

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

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. We have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to comply with our undertaking. We may not be able to comply with such undertaking. In addition, we agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Due to the fact that the exercise price of the warrants is 288% higher than the trading price of our common stock at December 31, 2013, we have not filed a current registration statement for the warrants.

We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our senior executive officers, particularly Alan Benjamin, our chief executive officer, Ailon Grushkin, our chairman of the board and president, and Richard Biele, our chief operating officer, each of whom is also a member of the Manager. The loss or unavailability of the services of any of these individuals for any significant period of time would have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we have not purchased any key- man insurance for our executive officers and directors or any members of the Manager.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest regarding the amount of time such officers and director devote to our affairs, which could affect our business.

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

We have limited protections in place to prevent the Manager from competing with us, which may adversely affect our business.

We have limited protections in place to prevent the Manager from competing with our company or taking on a potential business opportunity intended for our company for itself. Pursuant to the Management Services Agreement, the Manager may compete with us or take a business opportunity for itself as long as the Manager does not interfere with, disrupt or attempt to disrupt any existing relationship, contractual or otherwise, between our company or our subsidiaries and any of our customers, suppliers, clients, executives, employees, vendors, licensees or business relations or other persons with whom we or our subsidiaries deal or in any way disparage our company to any of the above. As a result, this would have a material adverse effect on our business, prospects, financial condition and results of operations if such persons were to compete with the company.

Stockholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended, or the protections afforded by the Commodity Exchange Act of 1936 (Commodity Exchange Act or CEA).

We are not registered as an investment company under the Investment Company Act of 1940, as amended, and are not required to register under such act. Consequently, stockholders do not have the regulatory protections provided to investors in investment companies. We will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the Commodity Futures Trading Commission (CFTC). Furthermore, we are not a commodity pool for purposes of the CEA, and neither we nor the Manager is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with our securities. Consequently, stockholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Geopolitical and International Risks

International and political events could adversely affect our results of operations and financial condition.

A significant portion of our potential revenue from the sale of indium may be derived from non-United States operations and our indium may be warehoused at locations outside the United States, including Asia, Canada, the United Kingdom and the Netherlands, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

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

Foreign exchange and currency risks could adversely affect our revenues and operating.

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

Risks Related to Our Common Stock and Warrants

It is uncertain as to whether we will continue to pay any cash distributions on our common stock in the foreseeable future.

During 2013, we made cash distributions to our stockholders aggregating $1.50 per share. Our liquidity will rely principally on our ability to lend, lease and sell indium in 2014. Any future determination to make cash distributions to stockholders will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. At this time, we do not anticipate paying any future cash dividends. The Company’s Board of Directors, however, may consider paying dividends in the future once it has evaluated potential strategic options for the business. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

Determination of the NMV of our securities will materially impact the market price of our securities.

Our reported NMV per share is based on the spot prices of indium published by Metal Bulletin as posted on Bloomberg L.P. The per share NMV shall be determined by multiplying the number of kilograms of our indium holdings by the last spot price for indium published by Metal Bulletin posted on Bloomberg L.P., plus cash and any other assets, less any and all of our outstanding payables, indebtedness and any other liabilities, divided by our total number of outstanding shares of our common stock. Accordingly, the NMV is a market value that may not necessarily reflect the actual ‘‘realizable value’’ upon the sale of our indium holdings. The market price of our securities may or may not vary based on the NMV. We post our NMV on our website bi-weekly. We cannot predict whether our common stock will trade above, at or below our NMV.

Currently, there is no liquid market for indium. Indium is often quoted on various data service providers with a price differential in excess of $50 per kilogram among providers. A price posted by one data service provider may be higher or lower than the price at which we can actually sell or purchase all or part of our indium stockpile. This makes it difficult for investors to determine our exact NMV and, therefore, the value of our stock. Further, the published spot price of indium may not be indicative of the price that we are able to sell indium.

If an active, liquid trading market for our securities does not develop, holders of our securities may not be able to sell their common stock or warrants quickly or at or above their purchase price.

An active and liquid trading market for our securities has not developed or been sustained. Holders of our securities may not be able to sell their common stock or warrants quickly or at or above their purchase price if trading in our securities is not active.

Our outstanding options, warrants and unit purchase option may have an adverse effect on the market price of common stock and make it more difficult to obtain future financing.

As of December 31, 2013, we have outstanding warrants and options to purchase up to 7,433,701 shares of common stock issued and outstanding. In addition, we have 480,000 shares underlying the unit purchase options (“UPOs”) that have not yet been exercised. The sale or even the possibility of sale of the shares of common stock underlying the warrants and such options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, holders may experience dilution to their holdings.

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

Our common stock and warrants trade in the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market, and/or the OTCQB, a similar marketplace operated by Pink OTC Markets Inc. Quotation of our securities on the OTC Bulletin Board and the OTCQB limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange. Lack of liquidity limits the price at which our securities may be sold or whether our securities may be sold at all.

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

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers;

•	‘‘Boiler room’’ practices involving high-pressure sales tactics;

•	Manipulation of prices through prearranged matching of purchases and sales;

•	The release of misleading information;

• Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Dumping of securities by broker-dealers after prices have been manipulated to a desired level which reduces the price of the stock and causes investors to suffer loss.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices in a leased facility at 100 Park Ave., 16 th Floor, NY, NY 10017 under a month to month lease at a rental rate of less than $1 thousand per month.

Item 3. Legal Proceedings

There are no legal proceedings currently pending or, to our knowledge, threatened against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our units (which didn’t trade in 2013), common stock and warrants are quoted on the OTC Bulletin Board and/or the marketplace operated by Pink OTC Markets Inc. (“OTCQB”) under the symbols “SMGIU.OB” “SMGI.OB” and “SMGIW.OB.” The following table sets forth the high and low sales prices for our units, common stock and warrants, as reported by the OTCQB.

Quarterly Price Ranges

	Units		Common Stock*		Warrants
Quarter Ended	High	Low	High	Low	High	Low
March 31, 2013	n/a	n/a	$1.35	$1.35	$0.10	$0.10
June 30, 2013	n/a	n/a	$1.87	$1.35	$0.10	$0.03
September 30, 2013	n/a	n/a	$1.68	$1.46	$0.20	$0.07
December 31, 2013	n/a	n/a	$2.14	$1.57	$0.15	$0.06

March 31, 2012	$3.90	$3.50	$3.78	$3.20	$0.35	$0.20
June 30, 2012	$3.50	$2.40	$3.15	$2.60	$0.45	$0.22
September 30, 2012	$2.99	$2.01	$2.84	$2.50	$0.20	$0.20
December 31, 2012	$2.80	$2.00	$2.70	$2.00	$0.20	$0.10

As of March 14, 2014, the closing sales price of our common stock and warrants on the OTC Bulletin Board was $2.24 and $0.08, respectively. As of March 14, 2014, there were approximately 227 stockholders of record of our common stock.

* As published on Bloomberg, adjusted to reflect the three special cash distributions paid in 2013 totaling $1.50 per share of common stock.

 n/a- the units did not trade in 2013

Dividend Policy

We paid $1.50 per share in cash distributions to our stockholders in 2013 for an aggregate amount of $12.9 million of which approximately $0.13 per share was an ordinary dividend on our common stock for tax purposes. There were no such distributions in 2012. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. At this time, we do not anticipate paying any future dividends. The Company’s board of directors, however, may consider paying dividends in the future once it has evaluated potential strategic options for the business.

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

During the three months ended December 31, 2013, we repurchased $653 thousand of our common stock under our stock repurchase program. The remaining authorized balance as of December 31, 2013 was approximately $2.3 million. Stock repurchases were funded from working capital.

Approximate
Dollar Value
			Total	of Shares
			Number of	that May Yet
			Shares	Be
			Purchased	Purchased
		Average	as Part of	under the
	Total	Price	Publicly	Plans or
	Number	Paid	Announced	Programs
	of Shares	Per	Plans or	(in
Month	Purchased	Share	Programs	thousands)
October 1, 2013 – October 31, 2013	-	$-	-	$2,930
November 1, 2013 – November 30, 2013	240,000	2.72	240,000	$2,278
December 1, 2013 – December 31, 2013	-	-	-	$2,278

Total	240,000	$2.72	240,000	$2,278

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

Overview

We were formed under the laws of the State of Delaware on January 7, 2008. In November, 2012, our board of directors and stockholders approved an amendment to our certificate of incorporation to reduce our authorized shares from 40,000,000 to 25,000,000. Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. We have also lent, leased and sold indium when management believed it was advantageous. In December 2013, our board of directors authorized management to sell our entire stockpile over the next twelve months based on prevailing market conditions. As a result, we currently do not anticipate purchasing any additional indium. Further, we have entered into a supply agreement with one of our customers to sell, over a twelve-month period in 2014, approximately 78% of our stockpile at December 31, 2013. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company.

In May 2011, we completed an Initial Public Offering (IPO) of an aggregate of 5,084,750 units at $5.00 per unit and raised aggregate net proceeds of approximately $24.0 million including the partial exercise of the underwriters’ overallotment option.  Each IPO unit consisted of one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.75 per share commencing with the effective date of the registration statement and expiring on May 4, 2016. Of the total raised in the IPO, 85% of the net proceeds, or approximately $20.4 million, was committed to be used to purchase and stockpile indium and 15% of the net proceeds, or approximately $3.6 million, is used for general working capital to fund operations. We have purchased a sufficient quantity of indium to satisfy our commitment to use 85% of the net proceeds of the IPO for the purchase of indium.

On January 5, 2012, we closed a private placement (2012 Private Placement) of an aggregate of 2.0 million shares of our common stock at $3.75 per share to two accredited investors, Raging Capital Fund, LP and Raging Capital Fund (QP), LP, for an aggregate purchase price of $7.5 million. In January 2013, substantially all of the assets of Raging Capital Fund LP and Raging Capital Fund (QP), LP were transferred to Raging Capital Master Fund, Ltd. Raging Capital Management, LLC is the general partner of Raging Capital Master Fund, Ltd. and the entity represents our largest stockholder(s). Such entities are affiliated and controlled by William C. Martin, our director and member of the Manager, Specialty Metals Group Advisors LLC.

All of the indium we purchased and own (except for inventory that is at a customer location) is, and will be, insured and physically stored in third-party warehouses or storage facilities located in the United States, Canada, the Netherlands and/or the United Kingdom. The Manager, Specialty Metals Group Advisors LLC, which is a related party, negotiates storage arrangements for our indium holdings and is required to use commercially reasonable efforts to ensure that the indium holdings have the benefit of insurance arrangements obtained on standard industry terms. We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of December 31, 2013, we owned approximately 31.7 mt of indium for an aggregate original cost (prior to any lower of cost or market adjustment) of approximately $15.3 million. Our stockpile is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s except for 7.0 mt that is stored at customer locations at December 31, 2013. The Brink’s facility is visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or we deem the warehouse company’s insurance inadequate.

Our expenses will be required to be satisfied by cash on hand at December 31, 2013 of approximately $2.1 million. Cash on hand is expected to be sufficient to satisfy our estimated expenses of approximately $1.2 million in 2014. Our Board of Directors, in December 2013 authorized the Manager to sell our entire indium stockpile to cover our cash needs to fund our corporative initiatives.  Our Board of Directors approved in 2013 a stock repurchase plan for up to $3.0 million of our securities of which we have acquired 270,304 common shares for an aggregate of $0.7 million. We may suspend this program based on the Manager’s assessment of our cash availability.  We may seek to raise additional capital to cover our corporate strategies through potentially dilutive equity offerings or debt financing.

 Without increases in the price of indium sufficient to compensate for decreases caused by operating expenses and any decreases resulting from the sale of indium, our NMV may also decline. The price of indium would need to appreciate substantially to offset the reduction in our NMV due to our cash operating expenses. Based on our current stockpile of approximately 31.7 mt of indium, the price of indium would need to appreciate approximately $39 per kilogram in 2014 to offset the potential reduction in NMV as a result of projected annual operating expenses of $1.2 million. NMV at December 31, 2013 was $2.59 per common share based on the spot price of indium at December 31, 2013 of $675 per kilogram. Our traded market price of our common stock was $1.66 representing a 36% discount from NMV. Our book value per share was $1.88 as adjusted for lower of cost or market write-downs for certain lots in inventory to $482 per kilogram.

The annual average price of indium, as published by Metal Bulletin and posted on Bloomberg L.P., increased from $528 per kilogram in 2012 to $594 per kilogram in 2013, an increase of 12.5%. In 2013, indium traded at a range of $450 per kilogram to $720 per kilogram and ended the year at $675 per kilogram, which represented an increase of 39% from $485 per kilogram, the price of indium at December 31, 2012. Indium decreased from $696 per kilogram in 2011 to $528 per kilogram in 2012; a decline of 24.1%. In 2012, indium traded in a range from $450 per kilogram to $600 per kilogram and ended the year at $485 per kilogram, which represented a decrease of 14.9% from the closing price of $570 per kilogram at the end of 2011.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of indium inventories, income taxes, share-based compensation and revenue recognition. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement and (ii) is indexed to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) are not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through December 31, 2013.

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

Inventory of the Metal Indium

Our inventory or “stockpile” of the metal indium is recorded at cost including all associated costs of delivering the indium to the bonded storage warehouse on the date we take delivery of the physical metal. The stockpile of the physical metal indium was classified as noncurrent through December 31, 2012 as our primary business purpose was to stockpile indium with the objective of achieving long-term appreciation in the value of indium, if any. At December 31, 2013, our entire indium stockpile was reclassified to current assets due to the fact that during the next twelve months we intend to sell up to 100% of the indium stockpile to satisfy our cash requirements for our corporate initiatives based on prevailing market conditions.

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. At December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. We will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram and inventory cannot be increased above its cost based on increases in the spot price of indium. At December 31, 2013, the spot price of indium was $675 and, accordingly, no lower of cost or market adjustments to inventory were recorded in 2013. However, it should be noted that there may not be a correlation between the spot price of indium as published by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market. At December 31, 2013, the aggregate write down against inventory was approximately $4.0 million. The reduction in the write-down of indium in 2013 was due to the sale of certain lots of inventory in 2013.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given our history of operating losses and due to the fact that there is uncertainty that these assets will be realized because we cannot predict at what prices we will be able to liquidate our indium stockpile in future years. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Accounting for Direct Sales, Lending and Lease Transactions

The stockpile of indium may be used from time to time for “direct sales,” “lending” or “lease” transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Cost of sales is recorded for the indium carrying value based on a specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return. Under indium lending transactions, we exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We simultaneously enter into an agreement with such counterparty in which it unconditionally commits to purchase and the counterparty unconditionally commits to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). The USPA also contains terms providing the counterparty with disincentives (penalty fees) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk is mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for any USPA transaction on a combined basis (sale and purchase) and evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA, as amended, is reported as “indium repurchase obligation” in the accompanying balance sheet at December 31, 2013. Indium “lease” transactions are generally for a period of less than one year. Under the lease, a specified amount of indium is leased to the customer for a period of time. At the end of the lease, the lessee is obligated to return indium of the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. In certain circumstances, we may sell indium to the counterparty in a USPA or to the lessee in a lease transaction at a negotiated price. The monthly rental income is recorded as other income over the term of the lease.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance will not impact our financial position or results of operations.

The FASB recently issued ASU “Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting” (ASU 2013-07) that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in ASU 2013-7. ASU 2013-7’s objective is to eliminate diverse practices by providing guidance about when and how to apply the model. The guidance applies to all entities except for investment companies regulated under the Investment Company Act of 1940. Since there is no imminent plan to liquidate the Company, this ASU does not apply.

Results of Operations

Year 2013 compared to Year 2012

The results of operations for the years ended December 31, 2013 and 2012 are as follows:

	For the Year Ended December 31,
	2013	2012
Net sales	$9,505,044	$-
Cost of sales, including inventory-write down	7,420,792	2,700,553
Gross profit (loss)	2,084,252	(2,700,553)

Operating costs:
Operating expenses - Manager - related party	626,565	620,349
Other selling, general and administrative expenses	607,048	627,453
Total operating costs	1,233,613	1,247,802

Operating income (loss)	850,639	(3,948,355)

Other income:
Interest income	14,882	22,802
Other income	141,501	38,890
Net income (loss) before income taxes	1,007,022	(3,886,663)
Income tax expense	(25,000)	-
Net income (loss)	$982,022	$(3,886,663)

Net Income (Loss) Per Share
Basic	$0.11	$(0.44)
Diluted	$0.11	$(0.44)

Weighted Average Number of Shares Outstanding
Basic	8,781,501	8,810,035
Diluted	8,811,016	8,810,035

Year ended December 31, 2013 compared to December 31, 2012 comparable period

For the year ended December 31, 2013, net sales were approximately $9.5 million. Cost of sales was approximately $7.4 million resulting in gross profit of approximately $2.1 million or 22%. There were no sales in the comparable period in 2012. Cost of sales, including non-cash inventory write-downs of approximately $2.7 million in the 2012 period was due to a lower of cost or market write-downs of certain lots in indium inventory as a result of the decline in the spot price of indium from $570 per kilogram at the end of the 2011 to $485 per kilogram at the end of 2012. The spot price of indium at December 31, 2013 was $675 per kilogram, as published by Metal Bulletin and posted on Bloomberg L.P. As a result, there was no lower of cost or market adjustments in the 2013, and, we do not expect any adjustment unless the spot price of indium should fall below $485 per kilogram, however, we cannot guarantee that any such write-downs will not occur.

For both the year ended December 31, 2013 and 2012, total operating costs were approximately $1.2 million. Manager expenses for both 2013 and 2012 were approximately $0.6 million. Other selling, general and administrative expenses declined approximately 3% due to lower professional fees offset in part by higher CFO compensation. Interest income decreased approximately $8 thousand in 2013 when compared to the same period in 2012 principally as a result of lower cash available to invest. During the year ended December 31, 2013, there was approximately $142 thousand in other income representing the aggregate income relating to indium USPA and lease transactions compared to approximately $39 thousand in the 2012 period. The increase was primarily due to the lease transaction in the 2013 period. There was no lease transaction in the 2012 period.

Income taxes of approximately $25 thousand was provided for in the year ended December 31, 2013 for the alternative minimum tax that is not offset by net operating loss carryforwards based on our estimated tax rate for 2013. There were no income taxes in 2012 due to the company’s operating losses.

For the year ended December 31, 2013, we reported net income of approximately $1.0 million (or $0.11 per basic and diluted share) as compared with a net loss for the year ended December 31, 2012 of approximately ($3.9) million (or ($0.44) per basic and diluted share). The improvement of approximately $4.9 million in net income was due principally to the approximate $2.1 million of gross profit on net sales in 2013 and the fact that there was no lower of cost or market write-down to inventory in the 2013 period. As mentioned above, the year ended December 31, 2012 included an approximate $2.7 million non-cash inventory write-down. The basic weighted average number of common shares outstanding was 8,781,501 in the year ended December 31, 2013 compared to 8,810,035 in the 2012 period. The decrease was due to the weighted average effect of our purchases of treasury shares.

 Our current estimate of our operating expenses for 2014 is approximately $1.2 million. We no longer expect our operating expenses to change significantly based on changes to our NMV as our manager fee is now fixed under an amendment to the MSA.

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

	December 31,
	2013	2012
U.S. GAAP net book value	$16,063,538	$28,635,908
Excess of the indium at spot price over GAAP book value	6,105,148	122,689
NMV	$22,168,686	$28,758,597

The reason why the Company relies on this term is because:

•	it is a measurement of the current value of our indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•	it provides the greatest transparency to our stockholders in evaluating how we are doing relative to the indium purchased by us when compared to the current market prices for indium as published by Metal Bulletin on Bloomberg L.P.;

•	to internally evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

•	to provide additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for stockholders and potential investors to evaluate how management has done in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for our indium stockpile.

No assurances can be given that we could liquidate our indium holdings at the market prices published by Metal Bulletin as posted on Bloomberg L.P.

Liquidity and Capital Resources

Since our inception and through December 31, 2013, we have incurred accumulated deficits of approximately $10.4 million of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. Of the approximate $8.0 million in remaining net losses, approximately $5.9 million represents non-cash charges for the write down of our indium inventory due to declines in the spot price of indium in prior years with the balance of accumulated net losses due primarily to our operating expenses. In 2013, we began selling indium and as a result of the gross profit on sales, we earned net income of approximately $1.0 million.

  Our NMV at December 31, 2013 was calculated using the spot price of indium of $675 per kilogram at December 31, 2013. The spot price of indium on March 19, 2014 was $750 per kilogram.

As of December 31, 2013, we have cash and cash equivalents of approximately $2.1 million compared to cash and cash equivalents of approximately $6.2 million at December 31, 2012. The decrease of approximately $4.1 million was due primarily to approximately $12.9 million of cash distributions to stockholders offset in part by approximately $9.5 million in cash from operations in 2013. Our primary source of funds has been from the public and private sale of equity securities. In May 2011, we raised net proceeds of approximately $24.0 million in connection with our IPO and in January 2012, we raised net proceeds of $7.5 million from the 2012 Private Placement (see note 3 of notes to financial statements).

Of the approximate $2.1 million of cash and cash equivalents at December 31, 2013, we had expected to use approximately $1.0 million to repurchase indium in the first quarter of 2014 under a USPA. However, the counterparty to the agreement has elected to buy from us the indium under the USPA. Accordingly, we believe that the cash and cash equivalents at December 31, 2013 should be sufficient to pay our operating expenses for at least the next year, which we currently estimate to be approximately $1.2 million annually. Our annual cash operating expenses include paying the annual related party Manager’s fee of $0.7 million for the sale, lease or loan, storage, and insuring of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the storage, insuring and disposition of indium on our behalf. We also anticipate that we will incur annual cash expenses including: (i) storage and insurance for indium — $0.1 million; (ii) director and officer compensation expense — $0.1 million (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including public company costs including legal and accounting fees — $0.2 million.

In May 2013, our board of directors authorized an increase from $1.0 million to $3.0 million under a stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. This program will be suspended unless there is excess cash to be used for this program. Through December 31, 2013, we have acquired 270,304 shares of common stock for an aggregate purchase price of approximately $0.7 million.

Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business over the next year, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that the Company will enter into any such transactions, and if so, on terms favorable to the Company.

Discussion of Cash Flows

The Company’s cash flow activity was a follows:

	For the Year Ended December 31,
	2013	2012

Net cash provided by (used in) operating activities	$9,498,817	$(4,829,777)
Net cash (used in) provided by financing activities	(13,560,292)	7,445,216
Net (decrease) increase in cash and cash equivalents	$(4,061,475)	$2,615,439

Cash Flows Used in Operating Activities

The net cash provided by operations of approximately $9.5 million in 2013, principally represented cash received from sales of indium. In 2012, cash used in operations of approximately $4.8 million principally represented the usage of approximately $3.7 million of cash from the 2012 Private Placement for indium purchases and approximately $1.1 million in cash used to fund operating losses less non-cash write-downs of indium and compensation expense in 2012.

Cash Flows From Investing Activities

There was no cash provided or used in investing activity in 2013 and 2012.

 Cash Flows from Financing Activities

The net cash used in financing activities in 2013 was due to approximately $12.9 million in cash distributions to stockholders and approximately $0.7 million in purchases of treasury shares. The net cash provided by financing activities for 2012 of approximately $7.4 million represented net proceeds received from sales of our equity securities in the 2012 Private Placement.

Working Capital, Indium Inventory and Indium Purchase Commitments

At December 31, 2013, we have working capital of approximately $16.1 million. This represents an increase of approximately $10.1 million from the working capital of approximately $6.0 million at December 31, 2012. The increase in working capital was primarily due to approximately $14.3 million of the indium stockpile reclassified to current assets plus approximately $9.5 million of cash provided by operations less approximately $12.9 million in cash distributions to stockholders and approximately $1.0 million in liabilities associated with a USPA. In January 2014, the counterparty to the USPA transaction elected to buy from us the indium under the USPA. Accordingly, we will not be required to pay the approximate $1.0 liability recorded in the December 31, 2013 balance sheet. Instead that liability will be reversed and a sale will be recorded in the first quarter of 2014.

Our activity since 2010 has been centered on purchasing indium. From inception to December 31, 2012, the Manager, a related party, purchased on our behalf approximately 47.0 metric tons (mt) of indium at an average original cost of approximately $609 per kilogram (prior to lower of cost or market write down of certain lots of indium.) These purchases were funded from the net proceeds received in 2009 and 2010 from a private placement coupled with the proceeds from our May 2011 IPO and the 2012 Private Placement. In 2013, we began selling our indium stockpile. As of December 31, 2013 and 2012, we owned 31.7 mt and 47.0 mt of indium, respectively, in inventory. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. As of December 31, 2013 and 2012, our aggregate original cost basis for the indium was approximately $19.3 million and $28.6 million, respectively, or approximately $608 and $609 per kilogram, respectively, before adjusting for lower of cost or market under US GAAP. After lower of cost or market write-downs, the cost of the indium inventory for accounting purposes was approximately $14.3 million and $22.7 million at December 31, 2013 and 2012, respectively, or $482 per kilogram in both periods.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

The MSA, as amended, expires at the end of 2014. However, the MSA may be terminated earlier based on certain conditions or may be renewed on terms mutually acceptable to each party upon 90 days prior written notice. We are responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. Such Manager fees aggregated approximately $0.6 million during each of the years ended December 31, 2013 and 2012. The Manager fee under the amended MSA is fixed at $652 thousand for 2014.

At December 31, 2013, we were contractually obligated to repurchase approximately $1.0 million of indium in the first quarter of 2014 under a USPA. In January 2014, the counterparty decided to buy the indium under the USPA for a current purchase price negotiated between the parties. Accordingly, we no longer have the USPA repurchase obligation as presented in the balance sheet at December 31, 2013. Further, we have entered into a monthly supply agreement where we are obligated to sell approximately 78% of our indium stockpile at December 31, 2013 during 2014.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto of the Company are set forth in this annual report on Form 10-K on pages F-1 through F-14.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at December 31, 2013, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on its evaluation, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the company’s internal controls over financial reporting by our registered public accounting firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Summary Compensation Table” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 24, 2014, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Election of Directors” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 24, 2014, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Beneficial Ownership of Principal Stockholders, Officers and Directors” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 24, 2014, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Board of Directors” contained in our definitive proxy statement related to our 2014 annual meeting of stockholders scheduled to be held on June 24, 2014, which we intend to file within 120 days of the end of our fiscal year.

The text of our Code of Business Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), is posted in the “Corporate Governance” section of our website, www.smg-indium.com. A copy of the Code of Business Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission.

Item 11.	Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Summary Compensation Table”, “Director Compensation”, and “Corporate Code of Conduct and Ethics” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 24, 2014, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Beneficial Ownership of Principal Stockholders, Officers and Directors”, “Executive Compensation” and “Director Compensation”, contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 24, 2014, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions” and “Director Independence” and “Directors and Executive Officers,” “Summary Compensation Table,” “Director Compensation,” “Corporate Code of Conduct and Ethics” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 24, 2014, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Ratification of the Appointment of the Independent Registered Accounting Firm for 2014” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on June 24, 2014, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	Amendment to Certificate of Incorporation (9)

3.3	Amended and Restated Bylaws (6)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

10.1	Form of Warrant Agreement (6)

10.2	Form of Unit Option Purchase Agreement (6)

10.3	2008 Long-Term Incentive Compensation Plan (1)

10.4	First Amendment to Amended and Restated Service Agreement, dated December 9, 2013 (8)

†10.5	Supply Agreement, dated December 10, 2013 (9)

14.1	Amended and Restated Corporate Code of Conduct and Ethics (7)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter (7)

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (7)

99.3	Amended and Restated Compensation Committee Charter (7)

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

†
Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as an exhibit to Form S-1 on April 7, 2010.

(2)	Previously filed as an exhibit to Amendment No. 1 to Form S-1 on June 4, 2010.

(3)	Previously filed as an exhibit to Amendment No. 2 to Form S-1 on July 9, 2010.

(4)	Previously filed as an exhibit to Amendment No. 3 to Form S-1 on July 14, 2010.

(5)	Previously filed as an exhibit to Amendment No. 4 to Form S-1 on December 15, 2010.

(6)	Previously filed as an exhibit to Amendment No. 5 to Form S-1 on March 10, 2011.

(7)	Previously filed as an exhibit to the Annual Report on Form 10-K on March 23, 2013

(8)	Previously filed as an exhibit to the Current Report on Form 8-K on December 11, 2013.

(9)	Filed as an exhibit to this Annual Report on Form 10-K .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMG INDIUM RESOURCES LTD.

Date: March 28, 2014	By:	/s/ Alan Benjamin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Alan Benjamin	Chief Executive Officer	March 28, 2014
Alan Benjamin	(Principal Executive Officer)

/s/ Mary E. Paetzold	Chief Financial Officer	March 28, 2014
Mary E. Paetzold	(Principal Financial and Accounting Officer)

/s/ Ailon Z. Grushkin	Chairman of the Board and President	March 28, 2014
Ailon Z. Grushkin

/s/ Richard A. Biele	Chief Operating Officer	March 28, 2014
Richard A. Biele

/s/ Frederick C. Wasch	Director	March 28, 2014
Frederick C Wasch

/s/ Fred Arena	Director	March 28, 2014
Fred Arena

/s/ Allan J. Young	Director	March 28, 2014
Allan J. Young

/s/ William C. Martin	Director	March 28, 2014
William C. Martin

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SMG Indium Resources Ltd.:

We have audited the accompanying balance sheets of SMG Indium Resources Ltd. as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMG Indium Resources Ltd. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Short Hills, New Jersey
March 28, 2014

SMG INDIUM RESOURCES LTD.
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,090,295	$6,151,770
Inventory repurchase right	943,573	-
Inventory - indium	14,318,244	-
Prepaid expenses and other current assets	33,932	29,774
Total Current Assets	17,386,044	6,181,544

Non-current inventory - indium	-	22,680,758
Equipment, net of accumulated depreciation	-	597
Total Assets	$17,386,044	$28,862,899

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of $150,131 and $149,323 at December 31, 2013 and 2012, respectively	$298,314	$226,991
Unconditional sale and purchase agreement repurchase obligation	1,001,474	-
Deferred income	22,718	-
Total Current Liabilities	1,322,506	226,991

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at December 31, 2013 and 2012; issued and outstanding none at December 31, 2013 and 2012	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at December 31, 2013 and 2012; issued 8,832,301 shares at December 31, 2013 and 2012; outstanding 8,561,997 and 8,808,717 shares at December 31, 2013 and 2012, respectively	8,833	8,833
Additional paid-in capital	27,221,563	40,106,728
Accumulated deficit	(10,445,347)	(11,427,369)
Less treasury stock at cost: 270,304 and 23,584 shares at December 31, 2013 and 2012, respectively	(721,511)	(52,284)
Total Stockholders' Equity	16,063,538	28,635,908
Total Liabilities and Stockholders' Equity	$17,386,044	$28,862,899

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012
Net sales	$9,505,044	$-
Cost of sales, including inventory-write down	7,420,792	2,700,553
Gross profit (loss)	2,084,252	(2,700,553)

Operating costs:
Operating expenses - Manager - related party	626,565	620,349
Other selling, general and administrative expenses	607,048	627,453
Total operating costs	1,233,613	1,247,802

Operating income (loss)	850,639	(3,948,355)

Other income:
Interest income	14,882	22,802
Other income	141,501	38,890
Net income (loss) before income taxes	1,007,022	(3,886,663)
Income tax expense	(25,000)	-
Net income (loss)	$982,022	$(3,886,663)

Net Income (Loss) Per Share
Basic	$0.11	$(0.44)
Diluted	$0.11	$(0.44)

Weighted Average Number of Shares Outstanding
Basic	8,781,501	8,810,035
Diluted	8,811,016	8,810,035

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2011	6,832,301	$6,833	$32,598,678	$(7,540,706)	$-	$25,064,805
Issuance of common stock to a related party in a private placement, net	2,000,000	2,000	7,495,500	-	-	7,497,500
Awards of stock options to directors and an officer	-	-	12,550	-	-	12,550
Purchase of 23,584 shares of treasury stock	-	-	-	-	(52,284)	(52,284)
Net loss	-	-	-	(3,886,663)	-	(3,886,663)
Balance at December 31, 2012	8,832,301	8,833	40,106,728	(11,427,369)	(52,284)	28,635,908
Award of stock options to an officer	-	-	5,900	-	-	5,900
Purchase of 246,720 shares of treasury stock	-	-	-	-	(669,227)	(669,227)
Cash distributions to stockholders	-	-	(12,891,065)	-	-	(12,891,065)
Net income	-	-	-	982,022	-	982,022
Balance at December 31, 2013	8,832,301	8,833	27,221,563	(10,445,347)	(721,511)	16,063,538

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012

Cash flow from operating activities:
Net income (loss)	$982,022	$(3,886,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-downs of inventory - indium	-	2,700,553
Share-based compensation	5,900	12,550
Depreciation	597	332
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(4,158)	(6,070)
Decrease in cash and cash equivalents restricted for indium purchases	-	2,700,781
Decrease (increase) in inventory - indium	7,418,941	(6,382,555)
Increase in accounts payable and accrued expenses	71,323	31,295
Increase in unconditional sale and purchase agreement repurchase obligation	1,001,474	-
Increase in deferred income	22,718	-
Net cash provided by (used in) operating activities	9,498,817	(4,829,777)

Cash flow from financing activities:
Proceeds from private placement of common stock to a related party, net	-	7,497,500
Purchase of treasury shares	(669,227)	(52,284)
Cash distributions to stockholders	(12,891,065)	-
Net cash (used in) provided by financing activities	(13,560,292)	7,445,216

Net (decrease) increase in cash and cash equivalents	(4,061,475)	2,615,439
Cash and cash equivalents, at beginning of year	6,151,770	3,536,331
Cash and cash equivalents, at end of year	$2,090,295	$6,151,770

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. The Company operates in a single-segment business. Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders. The Company has lent, leased and sold indium when management believed it was advantageous. In December 2013, the Company’s board of directors authorized management to sell its entire stockpile of indium over the next twelve months based on prevailing market conditions. As a result, the Company currently does not anticipate purchasing any additional indium.

The Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The primary responsibilities of the Manager are: (i) purchasing, lending, leasing and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase and sale of indium; (iii) arranging for the storage of indium; (iv) preparing a biweekly report on the net market value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and board of directors; and (vi) managing the general business affairs of the Company. The MSA had an initial term of five years with options to renew upon mutual agreement between the parties. Pursuant to the terms of the MSA, the Company was required to pay the Manager a fee of 2% per annum of the monthly NMV beginning in May 2011 upon the completion of the Company’s Initial Public Offering (“IPO”).  In December 2013, the Company entered into an amendment to the MSA under which the Manager fee for 2014 is fixed at $652 thousand. Also under the amendment, the MSA expires in 2014; however, in certain circumstance the MSA may be terminated earlier or renewed upon mutual agreement between the parties upon 90 days prior notice.

NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee. NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month, plus cash and other Company assets, less any liabilities. At December 31, 2013 and 2012, the Company’s management calculated the NMV of the Company to be approximately $22.2 million and $28.8 million, respectively. At December 31, 2013 and 2012, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $6.1 million and $0.1 million, respectively.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosure in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation of indium inventory, share-based compensation, income tax, and revenue recognition. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. Cost is determined using the specific-identification method. The stockpile of the physical metal indium and the related repurchase right were classified as noncurrent through December 31, 2012 as the Company’s primary business purpose was to stockpile indium with the objective of achieving long-term appreciation in the value of indium, if any. At December 31, 2013, the entire indium stockpile was reclassified to current assets due to the fact that during the next twelve months The Company intends to sell up to 100% of the indium stockpile to satisfy our cash requirements for our corporate initiatives based on prevailing market conditions.

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Inventory of the Metal Indium, continued

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases or decreases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair value is less than the cost. At December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million, based on the spot price of indium of $485 per kilogram at December 31, 2012. There was no write down of inventory in 2013 as the spot price of indium of $675 per kilogram at December 31, 2013 was higher than $485 per kilogram. The aggregate write down against inventory at December 31, 2013 was approximately 4.0 million. The reduction in the aggregate write-down against indium inventory at December 31, 2013 was due to the sale of certain lots of inventory in 2013.

Basic and Diluted Earnings (Loss) per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the year ended December 31, 2013, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for the period, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be anti-dilutive. For the year ended December 31, 2012, all potentially issuable shares from outstanding options, warrants and unit purchase options have been excluded from the computation of the diluted EPS since the effect would be anti-dilutive.

Accounting for Direct Sales, Lease and Lending Transactions

The stockpile of indium may be used for “direct sales”, “lease” and/or “lending” transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Cost of sales is recorded for the indium carrying value based on specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return. Approximately 95% of our direct sales are sold outside the United States primarily in Asia.

Under indium “lending” transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. While the Company believes that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. The Company accounts for any USPA transaction on a combined basis (sale and purchase) and evaluates whether, and in what period, other income may be recognized based on the specific terms of any arrangements. The Company discloses unconditional purchase obligations under these arrangements and, if applicable, will accrue net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA is reported as “indium repurchase obligation” in the accompanying balance sheet at December 31, 2013. In certain circumstances, we may sell indium to the counterparty in a USPA at a negotiated price.

Income arising from leasing transactions is reported as other income. Indium “lease” transactions are generally for a period of less than one year. Under the lease, a specified amount of indium is leased to the customer for a period of time. At the end of the lease, the lessee is obligated to return the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income is recorded as other income over the term of the lease. In certain circumstances, we may sell indium to the lessee in at a negotiated price.

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s history of operating losses and due to the fact that there is uncertainty that these assets will be realized due to the fact they we cannot predict at what prices we will be able to liquidate our indium stockpile in future years. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which the Company must record a liability.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $6 thousand and $13 thousand for the years ended December 31, 2013 and 2012, respectively. The fair value of each option granted during 2013 and 2012 was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the weighted average assumptions in the following table:

	Year Ended December 31,
	2013	2012
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	11%	15%
Risk-free interest rate	0.75-1.41%	0.62-1.02%

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2013 and 2012 was $0.30 and $0.42, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through December 31, 2013.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At December 31, 2013, the Company had cash on deposit of approximately $1.8 million in excess of federally insured limits of $0.3 million.

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Concentration of Credit Risk, continued

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

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accounts payable and accrued expenses and other current liabilities, and prepaid expenses and other current assets, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount is based on lower of cost or market calculated on a specific-identification method with market being determined by the spot price of indium published by Metal Bulletin as posted on Bloomberg L.P. (a Level 2 fair value measurement).

Reclassification

Certain prior year amounts have been reclassified to conform to the current classification.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance will not impact our financial position or results of operations.

The FASB recently issued ASU “Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting” (ASU 2013-07) that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in ASU 2013-7. ASU 2013-7’s objective is to eliminate diverse practices by providing guidance about when and how to apply the model. The guidance applies to all entities except for investment companies regulated under the Investment Company Act of 1940. Since there is no imminent plan to liquidate the Company, this ASU does not apply.

Note 3 — Indium USPA and Lease Transactions

In 2013 and 2012, the Company entered into USPAs where the Company sold indium at a fixed price and the buyers agreed to subsequently sell back to the Company the same quantity and purity of indium at a fixed price that was at a discount from the price per kilogram that the Company originally sold indium to the buyer. Any USPA is accounted for on a combined basis resulting in a gain as a result of the discount that is recorded in other income over the term of the agreement. At December 31, 2013, the Company has an unconditional obligation to repurchase indium in the first quarter of 2014 under a USPA, as amended. Accordingly, at December 31, 2013, the Company classified approximately $0.9 million of indium covered by the USPA as "indium repurchase right” in short-term assets in the accompanying balance sheet. Further, at December 31, 2013, cash and cash equivalents include approximately $1.0 million received upon the sale of indium and an approximate $1.0 million current liability has been recorded in the accompanying balance sheet for the amount payable under the USPA for the Company’s unconditional obligation to buyback indium in the first quarter of 2014.

During the second quarter of 2013, the Company entered into a lease agreement for a certain tonnage of indium that expires in 2014. There was no such transaction in 2012. At December 31, 2013, approximately $2.4 million is included in inventory-indium in the accompanying balance sheet representing the amount of leased indium.

During the year ended December 31, 2013 and 2012, the Company recorded other income of approximately $142 thousand and $39 thousand, respectively, under USPA and lease transactions.

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
Note 4 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2013 and 2012, there were no outstanding preferred shares. Majority of the Company’s independent directors that do not have an interest in the transaction shall approve any offering of preferred stock and have access, at the Company’s expense, to its counsel or independent counsel. Any document relating to an offering of preferred stock by the Company will disclose whether the dividends on the preferred stock are cumulative, the risk of failure to declare or pay dividends on the preferred stock and the equity characteristics of any convertible preferred stock being offered to investors.

Common Stock

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

During 2013, the Company's board of directors approved three cash distributions to stockholders in the aggregate amount of $1.50 per common share (or approximately $12.9 million). Of the $1.50 per share in distributions, approximately $0.13 per common share is considered an ordinary cash dividend for tax purposes. The aggregate cash distributions were recoded against additional paid in capital for accounting purposes. The payment dates were June 26, 2013, September 25, 2013 and December 27, 2013.

Equity Compensation Plan

In January 2008, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or a committee of the board. Options granted to date have vested immediately and expire in five years from the grant date. At December 31, 2013, there were 320,001 options available under the plan for future grants.

Stock Options

In 2012, the Company granted 5,000 five-year, fully vested stock options to each of the Company’s three independent directors, exercisable at the market price on the date of grant. There were no stock options granted to directors in 2013. In 2013 and 2012, the Company awarded its CFO five-year fully vested options to acquire 20,000 and 15,000 shares of common stock, respectively, exercisable at the market value at the date of grant. The Company estimated the fair value of the director’s and CFO options using the Black-Scholes-Merton option pricing model. The Company recorded non-cash officers’ and directors’ compensation expense aggregating approximately $6 thousand and $13 thousand for the above stock options during the years ended December 31, 2013 and 2012, respectively.

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 4 — Stockholders’ Equity – (continued)

Stock Options, continued

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2012	659,999	$3,151,593	$2.52-7.50	$4.78
Granted	20,000	55,850	2.45-3.29	$2.79
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, December 31, 2013	679,999	$3,207,443	$2.45-7.50	$4.72

The weighted average grant date fair value was $0.30 and $0.42 for the years ended December 31, 2013 and 2012, respectively, and the weighted average remaining contractual life is 2.1 years for stock options outstanding at December 31, 2013.  At December 31, 2013 and 2012, there was no intrinsic value as the market value of all options is less than the exercise price for all options.

Warrants

As of December 31, 2013, the Company has outstanding warrants exercisable for 6,753,701 shares of the Company’s common stock and 240,000 warrants underlying the UPO which have not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

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

As of December 31, 2013, the Company also has outstanding a Unit Purchase Option (“UPO”) to the underwriters or their designees. The UPO allows the underwriters to purchase units (including one share of common stock and one warrant) at an exercise price of $5.50 per unit and expires in May 2015.

Stock Repurchase Program

In May 2013, the Company’s board of directors authorized a $3.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until the December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company repurchased 270,304 and 23,584 shares of its Common Stock and 14,400 and 2,500 warrants under this program through December 31, 2013 and 2012, respectively, at an aggregate cost of $0.7 million and $52 thousand, respectively, which was recorded as treasury stock in the accompanying balance sheet at December 31, 2013 and 2012.

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 5 —Net Income (Loss) Per Share

Per share data is based on the weighted average number of shares of the Company’s common stock during the relevant year. Basic net income (loss) per share is calculated using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional common stock issuable for stock options, warrants and unit purchase options. Diluted net income (loss) per share for all the years presented does not include securities if their effect was anti-dilutive.

	For the Year Ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Net income (loss)	$982	$(3,887)
Basic Net Income (Loss) Per Share
Weighted average basic common shares outstanding	8,782	8,810
Basic net income (loss) per share	$0.11	$(0.44)

Diluted Net Income (Loss) Per Share
Weighted average basic common shares outstanding	8,782	8,810
Dilutive effect of stock options outstanding	29	-
Weighted average dilutive common shares	8,811	8,810
Diluted income (loss) per share	$0.11	$(0.44)

Stock option and warrant shares excluded from the
weighted average dilutive common shares because
the effect would be antidilutive	7,884	7,896

Note 6 — Related-Party Transactions

The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, Chairman of the Board and President; BRACK Advisors LLC, an entity controlled by Richard A. Biele, Chief Operating Officer; Alan C. Benjamin, Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. SMG Advisors is managed by Ailon Z. Grushkin. The Manager’s financial statements are not consolidated with those of the Company. Pursuant to the MSA, the Manager is responsible for: (i) purchasing, lending, leasing and selling indium, (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase and sale, (iii) arranging for the storage of indium, (iv) preparing a report on the NMV of the Company’s common stock, (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and board of directors and (vi) managing the general business and affairs of the Company.

The MSA had an initial term of five years, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company pays the Manager a fee equal to 2% per annum, payable monthly, based on its NMV. Such Manager fees aggregated approximately $0.6 million during both the years ended December 31, 2013 and 2012. The MSA was amended in December 2013 and, as amended, expires at the end of 2014. However, the MSA may be terminated earlier based on certain conditions or may be renewed on terms mutually acceptable to each party upon 90 days prior written notice. The Manager fee under the amended MSA is fixed at $652 thousand for 2014.

The Company engaged a relative of one of its officers to perform outsourced secretarial services for the Company at $20 thousand in both 2013 and 2012.

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

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 6 — Related Party Transactions – (continued)

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company will not engage in any transactions with its officers and directors involving purchasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

Note 7 — Income Taxes

The components of income taxes are as follows, in thousands:

	Year Ended December 31,
	2013	2012
Current	$25	$-
Deferred	605	(1,523)
Valuation allowance	(605)	1,523
Income tax expense (benefit)	$25	$-

Reconciliation between the benefit for income taxes, computed by applying the statutory federal income tax rate of 34% to net income (loss) before income taxes, and the actual benefit for income taxes follows:

	For the Year Ended December 31,
	2013	2012
Federal income tax provision at stautory rates	34.0%	(34.0)%
State income tax net of federal benefit	18.70%	(5.2)%
Change in valuation allowance	(50.5)%	39.20%
Other	0.3%	-
Effective tax rate	2.50%	0%

Components of deferred tax asset are as follows, in thousands:

	December 31,
Deferred tax assets:	2013	2012
Net operating tax loss carryforwards	2,701	$3,331
Expenses not currently deductible	106	81
Total	2,807	3,412
Valuation allowance	(2,807)	(3,412)
Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for 2013 and 2012 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income relate principally to stock compensation expenses. At December 31, 2013, the Company has available net operating loss carry forwards for federal and state income tax reporting purposes of approximately $7.5 million. The federal and state net operating loss carryforwards begin to expire in 2029. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing equity transactions, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited.

At December 31, 2013, the Company did not have any unrecognized tax benefits. All of the Company’s federal and state income tax returns, beginning in 2009, are subject to audit for those tax years.

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses consist of the following, in thousands:

	December 31,
	2013	2012
Accounts payable to Manager-related party	$150	$149
Accrued professional services	49	45
Franchise tax accrual	36	17
Other	63	16
	$298	$227

Note 9 — Commitments and Contingencies

Management Services Agreement (“MSA”)

As described in note 6, the Company entered into the MSA, as amended and restated in December 2013, with the Manager, a related party. The MSA, as amended, expires in 2014; however, the MSA may be terminated earlier under certain circumstance and may be extended upon mutual agreement between the parties. The Company is required to pay the Manager a fee of $652 thousand in 2014.

Compensation

Effective July 2012, the Company entered into an arrangement with its chief financial officer (“CFO”) that provides for an annual base compensation of $60 thousand to be paid quarterly. Further, the Company is required to grant the CFO quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In 2013, the compensation committee approved a 2013 bonus of $25 thousand that was paid in January 2014 and approved the CFO’s eligibility for a bonus of $25 thousand in 2014. The compensation committee of the board of directors approved the payment of $10 thousand per year to each of the nonexecutive board members and $1 thousand to such directors for each meeting attended in person. The Company pays a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand per quarter.

In 2011, the Company’s board of directors approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, in 2011 the board of directors approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party if the Company can successfully list its common stock on a major exchange.

Supply Agreement

In December 2013, the Company entered into a monthly supply agreement where the Company is obligated to sell approximately 78% of the indium stockpile during 2014.

Note 10 — Segment Information

The Company operates in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. Umicore USA Inc., Vital Materials Co., Limited, Indium Corporation of America and Aim Specialty Materials each account for more than 10 % of the Company’s net sales which are mostly international.

Note 11 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements except as disclosed below:

In January 2014, the counterparty to the USPA elected to buy from the Company all of the indium covered by the USPA and the lessee under an indium lease agreement elected to purchase half of the indium covered under the lease. In both cases, it was a negotiated transaction based on the current indium spot prices. Accordingly, the approximate $1.0 million liability in the balance sheet at December 31, 2013 for the repurchase of the indium under the USPA will be reversed and a sale will be recorded in January 2014.

