Form 10-Q
period 2014-03-31
SMG Indium Resources Ltd.
filed 2014-05-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 12, 2014 was 8,561,997.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$6,417,917	$2,090,295
Accounts receivable	1,384,408	-
Inventory repurchase right	-	943,573
Inventory - indium	10,159,506	14,318,244
Prepaid expenses and other current assets	28,716	33,932
Total Assets	$17,990,547	$17,386,044

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of $162,891 and $150,131 at March 31, 2014 and December 31, 2013, respectively	$364,091	$298,314
Unconditional sale and purchase agreement repurchase obligation	-	1,001,474
Deferred income	-	22,718
Total Liabilities	364,091	1,322,506

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding none at March 31, 2014 and December 31, 2013	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at March 31, 2014 and December 31, 2013; issued 8,832,301 shares at March 31, 2014 and December 31, 2013; outstanding 8,561,997 shares at March 31, 2014 and December 31, 2013	8,833	8,833
Additional paid-in capital	27,222,813	27,221,563
Accumulated deficit	(8,883,679)	(10,445,347)
Less treasury stock at cost: 270,304 shares at March 31, 2014 and December 31, 2013	(721,511)	(721,511)
Total Stockholders' Equity	17,626,456	16,063,538
Total Liabilities and Stockholders' Equity	$17,990,547	$17,386,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net sales	$6,953,414	$-
Cost of sales	5,102,310	-
Gross profit	1,851,104	-

Operating costs:
Operating expenses - Manager - related party	162,891	157,432
Other selling, general and administrative expenses	128,846	152,753
Total operating costs	291,737	310,185

Operating income (loss)	1,559,367	(310,185)

Other income:
Interest income	1,556	3,100
Other income	32,745	9,956
Net income (loss) before income taxes	1,593,668	(297,129)
Income tax expense	(32,000)	-
Net income (loss)	$1,561,668	$(297,129)

Net Income (Loss) Per Share
Basic	$0.18	$(0.03)
Diluted	$0.18	$(0.03)

Weighted Average Number of Shares Outstanding
Basic	8,561,997	8,805,644
Diluted	8,562,759	8,805,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2013	8,832,301	$8,833	$27,221,563	$(10,445,347)	$(721,511)	$16,063,538
Award of stock options to an officer	-	-	1,250	-	-	1,250
Net income	-	-	-	1,561,668	-	1,561,668
Balance at March 31, 2014	8,832,301	$8,833	$27,222,813	$(8,883,679)	$(721,511)	$17,626,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,561,668	$(297,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	1,250	1,650
Depreciation	-	83
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,384,408)	-
Decrease in prepaid expenses and other current assets	5,216	16,455
Decrease (increase) in inventory - indium	4,158,738	(1,849)
Decreaes in inventory repurchase right	943,573	-
Increase in accounts payable and accrued expenses	65,777	45,780
Decrease in unconditional sale and purchase agreement repurchase obligation	(1,001,474)	-
Decrease in deferred income	(22,718)	-
Net cash provided by (used in) operating activities	4,327,622	(235,010)

Cash flows from financing activity:
Purchase of treasury shares	-	(11,630)
Net cash used in financing activity	-	(11,630)

Net increase (decrease) in cash and cash equivalents	4,327,622	(246,640)
Cash and cash equivalents, at beginning of period	2,090,295	6,151,770
Cash and cash equivalents, at end of period	$6,417,917	$5,905,130

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. The Company operates in a single-segment business. Since inception, the Company’s primary business purpose has been to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders. The Company has leased, lent or sold indium when management believed it was advantageous. In December 2013, the Company’s board of directors authorized management to sell its entire indium stockpile in 2014 based on prevailing market conditions. As a result, the Company does not anticipate purchasing any additional indium.

The Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The primary responsibilities of the Manager are: (i) purchasing, lending, leasing and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase, lease, loan or sale of indium; (iii) arranging for the storage of indium; (iv) preparing a biweekly report on the net market value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and board of directors; and (vi) managing the general business affairs of the Company. The MSA had an initial term of five years with options to renew upon mutual agreement between the parties. Pursuant to the terms of the MSA, the Company was required to pay the Manager a fee of 2% per annum of the monthly NMV. In December 2013, the Company entered into an amendment to the MSA under which the Manager fee for 2014 is fixed at $652 thousand. Also, under the amendment, the MSA expires in 2014, however, in certain circumstances, the MSA may be terminated earlier or renewed upon mutual agreement between the parties upon 90 days’ prior notice.

NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee. NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin PLC and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month, plus cash and other Company assets, less any liabilities. At March 31, 2014 and December 31, 2013, the Company’s management calculated the NMV of the Company to be approximately $23.1 million and $22.2 million, respectively. At March 31, 2014 and December 31, 2013, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $5.5 million and $6.1 million, respectively.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2013 has been derived from the Company’s audited balance sheet as of December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any interim period.

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

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. The stockpile of the physical metal indium and the related repurchase right were classified as current assets at March 31, 2014 and December 31, 2013 as the Company intends to sell its stockpile of indium in 2014 based on prevailing market conditions.

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases or decreases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. The Company will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram. Further, inventory cannot be increased above its adjusted cost based on increases in the spot price of indium. During 2013 and the first quarter of 2014, the spot price of indium has been above $485 per kilogram and, accordingly, no lower of cost or market adjustments to inventory were recorded during 2013 or the three months ended March 31, 2014. The spot price of indium at March 31, 2014 was $745 per kilogram.

Basic and Diluted Net Income (Loss) per Share

The Company presents both basic and diluted net income (loss) per share on the face of the statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) gives effect to all potentially dilutive common shares outstanding during the period including stock options, warrants and unit purchase options, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three months ended March 31, 2014, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for the period, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive. For the three months ended March 30, 2013, all potentially issuable shares from outstanding options, warrants and unit purchase options have been excluded from the computation of the diluted net loss since the effect would be anti-dilutive due to the net loss for the period.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Accounting for Direct Sales, Lending and Leasing Transactions

The stockpile of indium may be used from time to time for “direct sales,” “lending” or “leasing” transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Cost of sales is recorded for the indium carrying value based on specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return. The Company may also enter into a lending transaction. In indium “lending” transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. While the Company believes that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. The Company accounts for any USPA transaction on a combined basis (sale and purchase) and evaluates whether, and in what period, other income may be recognized based on the specific terms of any arrangements. The Company discloses unconditional purchase obligations under these arrangements and, if applicable, accrues any net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA is reported as “indium repurchase obligation” in the balance sheet at the end of a reporting period.

Indium “lease” transactions are generally for a period of less than one year. Under the lease, a specified amount of indium is leased to the customer for a period of time. At the end of the lease, the lessee is obligated to return the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income is recorded as other income over the term of the lease. In certain circumstances, the Company may sell indium to the lessee at a negotiated price.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s history of operating losses and the fact that the Company cannot predict whether or at what prices it will be able to liquidate its stockpile in 2014. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which the Company must record a liability.

For the three months ended March 31, 2014, the Company recorded $32 thousand for Federal income taxes. The Company’s effective tax rate for the three months ended March 31, 2014 was significantly lower than the statutory rate due to the utilization of its net operating loss carryforwards, which offset the Company’s taxable income, except for the Federal alternative minimum tax that is not offset by such operating losses. For the three months ended March 31, 2013, the Company did not record any income tax expense due to the fact that the Company expected to have a net loss for 2013 resulting in a tax benefit that was fully offset by a valuation reserve.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $1 thousand and $2 thousand for the three months ended March 31, 2014 and 2013, respectively.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements - (continued)

The fair value of each option granted during the three months ended March 31, 2014 and 2013 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	Three Months Ended March 31,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	11%	12%
Risk-free interest rate	1.72%	0.77%

The weighted average fair value at the date of grant for options granted during the three months ended March 31, 2014 and 2013 was $0.25 and $0.33, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited trading history and trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through March 31, 2014.

Concentration of Credit and Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At March 31, 2014, the Company had cash on deposit of approximately $6.1 million in excess of federally insured limits of $0.3 million.

The Company grants credit, without collateral, to specialty metals companies creating a credit risk with third parties that it sells, lends or leases indium. The Company seeks to reduce its credit risk by reviewing the third party’s credit portfolio, and, when deemed necessary obtains third party guarantees. To reduce its market risks for changes in the price of indium, the USPA and lease agreements contain terms providing the third party with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current liabilities and prepaid expenses and other current assets, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount is based on lower of cost or market calculated on a specific-identification method with market being determined by the spot price of indium published by Metal Bulletin as posted on Bloomberg L.P. (a Level 2 fair value measurement).

Reclassifications

Certain reclassifications were made to the 2013 statement of operations to conform to the presentation in 2014.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance did not have any impact on the Company’s financial position or results of operations.

The FASB recently issued ASU 2013-07, “Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting” that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in ASU 2013-07. ASU 2013-07’s objective is to eliminate diverse practices by providing guidance about when and how to apply the model. The guidance applies to all entities except for investment companies regulated under the Investment Company Act of 1940. Since there is no imminent plan to liquidate the Company, this ASU is not applicable for the Company’s current period financial statements.

Note 3 — USPA and Leasing of Indium

From time to time, the Company entered into USPAs where the Company sold indium at a fixed price and the buyers agreed to subsequently sell back to the Company the same quantity and purity of indium at a fixed price that was at a discount from the price per kilogram that the Company originally sold indium to the buyer. Any USPA is accounted for on a combined basis resulting in a gain as a result of the discount that is recorded in other income over the term of the agreement. At December 31, 2013, the Company had an unconditional obligation to repurchase indium in the first quarter of 2014 under a USPA, as amended. Accordingly, at December 31, 2013, the Company classified approximately $0.9 million of indium covered by the USPA as "indium repurchase right” in current assets in the accompanying unaudited condensed balance sheet. Further, at December 31, 2013, cash and cash equivalents included approximately $1.0 million received upon the sale of indium and a $1.0 million current liability had been recorded in the accompanying unaudited condensed balance sheet for the amount payable under the USPA for the Company’s unconditional obligation to buyback indium. In the first quarter of 2014, the counterparty to the USPA elected to buy from the Company all of the indium covered by the USPA.

During the second quarter of 2013, the Company entered into a lease agreement, as amended, for a certain tonnage of indium that expires in 2014. During the first quarter of 2014, the lessee elected to purchase from the Company half of the indium under the lease and is obligated to purchase another 60% of the remaining indium under the lease at the lease expiration date. At March 31, 2014, approximately $1.2 million is included in inventory-indium in the accompanying unaudited condensed balance sheet representing the amount of leased indium.

During the three months ended March 31, 2014 and 2013, the Company recorded other income of approximately $33 thousand and $10 thousand, respectively, under USPA and lease transactions.

Note 4 — Stockholders’ Equity

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At March 31, 2014, there were 315,001 options available under the Plan for future grants.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Stockholders’ Equity – (continued)

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2013	679,999	$3,207,443	$2.45-7.50	$4.72
Granted	5,000	8,900	$1.78	$1.78
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, March 31, 2014	684,999	$3,216,343	$1.78-7.50	$4.70

The weighted average grant-date fair value was $0.25 and $0.33 for options granted during the three months ended March 31, 2014 and 2013, respectively. The weighted average remaining contractual life is 1.9 years for stock options outstanding at March 31, 2014.

Warrants

As of March 31, 2014, the Company has outstanding warrants exercisable for 6,993,701 shares of the Company’s common stock including 240,000 warrants underlying a Unit Purchase Option (“UPO”), as described below, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

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

Stock Repurchase Program

In May 2013, the Company’s board of directors authorized an increase in its stock repurchase program from $1.0 million to $3.0 million. Repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock, and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. From the inception of the stock repurchase program and through March 31, 2014, the Company has purchased 270,304 shares of its common stock and 4,400 warrants for an aggregate purchase price of approximately $0.7 million.

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

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Net income (loss)	$1,562	$(297)
Basic Net Income (Loss) Per Share
Weighted average basic common shares outstanding	8,562	8,806
Basic net income (loss) per share	$0.18	$(0.03)

Diluted Net Income (Loss) Per Share
Weighted average basic common shares outstanding	8,562	8,806
Dilutive effect of stock options outstanding	1	-
Weighted average dilutive common shares	8,563	8,806
Diluted income (loss) per share	$0.18	$(0.03)

Stock option and warrant shares excluded from the weighted average dilutive common shares because the effect would be antidilutive	7,914	7,901

Note 6 — Related-Party Transactions

The members of SMG Advisors, and the positions they hold in the Company, are as follows: Ailon Z. Grushkin, President and Chairman of the Board; BRACK Advisors LLC, an entity controlled by Richard A. Biele, Chief Operating Officer; Alan C. Benjamin, Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. The members of SMG Advisors beneficially own an aggregate of 50% of the Company’s outstanding common stock. SMG Advisors is managed by Ailon Z. Grushkin. The Manager’s financial statements are not consolidated with those of the Company. Pursuant to the MSA, the Manager is responsible for: (i) purchasing, leasing, lending and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase, lease, loan or sale; (iii) arranging for the storage of indium; (iv) preparing a report on the Company’s NMV; (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and board of directors; and (vi) managing the general business and affairs of the Company.

The MSA had an initial term ending in 2016, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days’ prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company paid the Manager a fee equal to 2 % per annum, payable monthly, based on NMV, at the end of each month. The MSA was amended in December 2013 and, as amended, expires at the end of 2014. However, the MSA may be terminated earlier based on certain conditions or may be renewed on terms mutually acceptable to each party upon 90 days’ prior written notice. The Manager fee under the amended MSA is fixed at $652 thousand for 2014. Such Manager fees aggregated approximately $0.2 million for both the three months ended March 31, 2014 and 2013.

The Company paid a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand during both the three months ended March 31, 2014 and 2013.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company does not engage in any transactions with its officers and directors involving purchasing, leasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Commitments and Contingencies

Management Services Agreement

As described in note 6, the Company is required to pay the Manager a fee of $652 thousand in 2014 under the MSA, as amended.

Compensation

The Company has an arrangement with its chief financial officer (“CFO”) for an annual base compensation of $60 thousand to be paid quarterly. Further, the Company agreed to grant the CFO quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. The compensation committee of the board of directors has approved the payment of $10 thousand per year to each of the nonexecutive board members, except for representatives of Raging Capital, and $1 thousand to such director for each meeting attended in person. The Company engages a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter.

The Company’s board of directors has approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the board of directors has approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party, if the Company can successfully list its common stock on a major exchange. As of March 31, 2014, none of the aforementioned awards have been granted.

Supply Agreement

In December 2013, the Company entered into a monthly supply agreement where the Company is obligated to sell during 2014 approximately 78% of the indium stockpile that existed at December 31, 2013.

Note 8 — Segment Information

The Company operates in a single-segment business whose primary business is the purchase and sale of indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications and Indium Corporation of America, Umicore USA Inc., and Vital Materials Co., Limited each account for more than 10 % of the Company’s net sales in 2014 which are mostly international.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, indium price volatility from supply and demand factors, international export quotas that could affect the availability of indium and our ability to sell indium, lack of any internationally recognized exchanges for indium, limited number of potential customers who purchase indium, disruption of mining operations, technological obsolescence, substitution of other materials decreasing the demand for indium, regulatory requirements regarding indium, risks associated with international economic and political events, lack of operational liquidity, lack of investment liquidity, factors affecting our Net Market Value (“NMV”), and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed herein in Part II under “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Overview

We were formed under the laws of the State of Delaware on January 7, 2008. In November, 2012, our board of directors and stockholders approved an amendment to our certificate of incorporation to reduce our authorized shares from 40,000,000 to 25,000,000. Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. We have also lent, leased and sold indium when management believed it was advantageous. In December 2013, our board of directors authorized management to sell our entire stockpile in 2014 based on prevailing market conditions. As a result, we currently do not anticipate purchasing any additional indium. Further, we have entered into a supply agreement with one of our customers to sell, over a twelve-month period in 2014, approximately 78% of our stockpile that existed at December 31, 2013. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

All of the indium we purchased and own (except for inventory that is at a customer location) is, and will be, insured and physically stored in third-party warehouses or storage facilities located in the United States, Canada, the Netherlands and/or the United Kingdom. The Manager, Specialty Metals Group Advisors LLC, which is a related party, negotiates storage arrangements for our indium holdings and is required to use commercially reasonable efforts to ensure that the indium holdings have the benefit of insurance arrangements obtained on standard industry terms. We utilize and expect to continue to utilize facilities that meet our requirements that are either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. We believe there are numerous third-party storage facilities that provide more than adequate services that meet our criteria, which eliminates the need for hiring a custodian. As of March 31, 2014, we owned approximately 21.0 mt of indium for an aggregate original cost (prior to any lower of cost or market adjustment) of approximately $12.6 million. Our stockpile is currently stored in a secure insured bonded warehouse facility located in New York owned by Brink’s, except for indium that is stored at customer locations at March 31, 2014. The Brink’s facility is visited at least once per year for inspection. We may insure the warehouse contents above and beyond a bonded warehouse to guarantee we will not sustain a loss in the event of an unforeseen catastrophe or we deem the warehouse company’s insurance inadequate.

At March 31, 2014, we had cash and cash equivalents of approximately $6.4 million which we believe will be sufficient to fund operations and any purchases of our common stock for at least the next twelve months. Our expenses will be required to be satisfied by cash on hand.  Our annual cash operating expenses, including manager fees and income taxes, are estimated to be approximately $1.2 million. Further, our board of directors approved in 2013 a stock repurchase plan for up to $3.0 million of our securities of which $2.3 million remains available for repurchase under the program.

At March 31, 2014, the spot price of indium was $745 per kilogram, representing an increase of 10% from the spot price of $675 per kilogram at December 31, 2013 and 54% from the spot price of $485 at December 31, 2012. However, the annual average price of indium had decreased approximately 24% in 2012 from 2011 decreasing from $696 per kilogram in 2011 to $528 per kilogram in 2012. As a result of that decline in the price of indium since the closing of our Initial Public Offering (“IPO”) in May 2011 to December 31, 2012, our cost of indium has been reduced by the lower of cost or market write-downs of certain lots of our indium stockpile aggregating approximately $2.4 million at March 31, 2014.

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

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement and (ii) is indexed to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) are not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through March 31, 2014.

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

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. The stockpile of the physical metal indium and the related repurchase right were classified as a current asset at March 31, 2014 and December 31, 2013 as the Company intends to sell its stockpile of indium in 2014 based on prevailing market conditions.

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as something other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. At December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. We will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram and inventory cannot be increased above its adjusted cost based on increases in the spot price of indium. At March 31, 2014 and December 31, 2013, the spot price of indium was $745 and $675, respectively, and, accordingly, no lower of cost or market adjustments to inventory were recorded in 2013. However, it should be noted that there may not be a correlation between the spot price of indium as published by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market. At March 31, 2014, the aggregate write down against inventory was approximately $2.4 million. The reduction in the write-down of indium from 2012 was due to the sale of certain lots of inventory in 2013 and the first quarter of 2014.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given our history of operating losses and the fact that we cannot predict whether or at what prices we will be able to liquidate our stockpile in 2014. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Accounting for Direct Sales, Lending and Lease Transactions

The stockpile of indium may be used from time to time for “direct sales,” “lending” or “lease” transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Cost of sales is recorded for the indium carrying value based on a specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return. Under indium lending transactions, we exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. We simultaneously enter into an agreement with such counterparty in which it unconditionally commits to purchase and the counterparty unconditionally commits to sell a specified tonnage and purity of indium that would be delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). The USPA also contains terms providing the counterparty with disincentives (penalty fees) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believe that this risk is mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. We account for any USPA transaction on a combined basis (sale and purchase) and evaluate whether, and in what period, other income may be recognized based on the specific terms of any arrangements. We disclose unconditional purchase obligations under these arrangements and, if applicable, accrue net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA, as amended, is reported as “indium repurchase obligation” at the end of the reporting period.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance did not have any impact our financial position or results of operations.

The FASB recently issued ASU 2013-07, “Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting” that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in ASU 2013-07. ASU 2013-07’s objective is to eliminate diverse practices by providing guidance about when and how to apply the model. The guidance applies to all entities except for investment companies regulated under the Investment Company Act of 1940. Since there is no imminent plan to liquidate the Company, this ASU is not applicable for the Company’s current period financial statements.

Results of Operations

The results of operations for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31,
	2014	2013
Net sales	$6,953,414	$-
Cost of sales	5,102,310	-
Gross profit	1,851,104	-

Operating costs:
Operating expenses - Manager - related party	162,891	157,432
Other selling, general and administrative expenses	128,846	152,753
Total operating costs	291,737	310,185

Operating income (loss)	1,559,367	(310,185)

Other income:
Interest income	1,556	3,100
Other income	32,745	9,956
Net income (loss) before income taxes	1,593,668	(297,129)
Income tax expense	(32,000)	-
Net income (loss)	$1,561,668	$(297,129)

Net Income (Loss) Per Share
Basic	$0.18	$(0.03)
Diluted	$0.18	$(0.03)

Weighted Average Number of Shares Outstanding
Basic	8,561,997	8,805,644
Diluted	8,562,759	8,805,644

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

For the three months ended March 31, 2014, net sales were approximately $7.0 million. There were no sales in the 2013 period as we did not begin selling indium until the third quarter of 2013. Previously, we were stockpiling the metal indium. Cost of sales was approximately $5.1 million resulting in gross profit of approximately $1.9 million or 27% in the first quarter of 2014.

For the three months ended March 31, 2014, total operating expenses were approximately $292 thousand. For the comparable period in 2013, total operating costs were approximately $310 thousand, representing a 6% decrease.  The decrease was due principally to lower storage and professional fees in the first quarter of 2014. Based on our current business plan, we expect that our normal annual cash expenses, including income taxes, will approximate $1.2 million in 2014. During the three-month period ended March 31, 2014, other income increased approximately $23 thousand when compared to the first quarter in 2013 due to increased income recorded on indium lease transactions during the first quarter of 2014.

Income taxes of $32 thousand were provided for in the first quarter of 2014 for the alternative minimum tax that is not offset by net operating losses based on our estimated tax rate.

Net income was approximately $1.6 million for the three months ended March 31, 2014 (or $0.18 per basic and diluted share) compared to a net loss of approximately $0.3 million (or $0.03 per basic and diluted share) in the comparable period ended March 31, 2013. The increase was due to the gross profit on sales in the 2014 period. As described above, there were no sales in the first quarter of 2013 and the net loss was due to primarily operating expenses. The basic weighted average number of common shares outstanding was 8,561,997 in the first quarter of 2014 compared to 8,805,644 in the first quarter of 2013. The decrease in shares in 2014 was due to the purchase of common shares under our repurchase program.

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

A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	March 31,	December 31,
	2014	2013
U.S. GAAP net book value	$17,626,456	$16,063,538
Excess of the indium inventory at spot price over GAAP book value	5,515,542	6,105,148
NMV	$23,141,998	$22,168,686

The reasons we rely on NMV measurements are as follows:

•	it is a measurement of the true value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•	it provides the greatest transparency to our shareholders in evaluating how the Company is performing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin and posted on Bloomberg L.P.;

•	it is used internally to evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

•	it provides additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for shareholders and potential investors to evaluate how management has performed in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

No assurances can be given that we could liquidate our indium holdings at the market prices published by Metal Bulletin as posted on Bloomberg L.P.

Liquidity and Capital Resources

Since our inception and through March 31, 2014, we have incurred accumulated deficits of approximately $8.9 million of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. Of the approximate $6.5 million in remaining net losses, approximately $5.9 million represents non-cash charges for the write down of our indium inventory due to declines in the spot price of indium in prior years with the balance of accumulated net losses due primarily to our operating expenses. In 2013, we began selling indium and as a result of the gross profit on sales, we earned net income of approximately $1.0 million in 2013 and $1.6 million the first quarter of 2014.

Our NMV at March 31, 2014 was calculated using the spot price of indium of $745 per kilogram at March 31, 2014. The spot price of indium on May 9, 2014 was $740 per kilogram.

As of March 31, 2014, we have cash and cash equivalents of approximately $6.4 million compared to cash and cash equivalents of approximately $2.1 million at December 31, 2013. The increase of approximately $4.3 million was due to net cash provided by operations in the first quarter of 2014. Our primary source of funds has been from the public and private sale of equity securities. In May 2011, we raised net proceeds of approximately $24.0 million in connection with our IPO and in January 2012, we raised net proceeds of $7.5 million from private placement of 2.0 million shares of our common stock in 2012.

We believe that the cash and cash equivalents at March 31, 2014 should be sufficient to pay our operating expenses for at least the next year, which we currently estimate to be approximately $1.2 million annually. Our annual cash operating expenses include paying the annual related party Manager’s fee of $652 thousand for the sale, lease or loan, storage, and insuring of indium on our behalf and reviewing corporate, title, environmental, and financial documents and material agreements regarding the storage, insuring and disposition of indium on our behalf. We also anticipate that we will incur annual cash expenses including: (i) storage and insurance for indium — $0.1 million; (ii) director and officer compensation expense — $0.1 million (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including public company costs including legal and accounting fees — $0.2 million.

In May 2013, our board of directors authorized an increase from $1.0 million to $3.0 million under a stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. This program will be suspended unless there is excess cash to be used for this program. Through March 31, 2014, we have acquired 270,304 shares of common stock for an aggregate purchase price of approximately $0.7 million.

Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business over the next year, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that we will enter into any such transactions, and if so, on terms favorable to us.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Three Months Ended March 31,
	2014	2013

Net cash provided by (used in) operating activities	$4,327,622	$(235,010)
Net cash used in financing activities	-	(11,630)
Net increase (decrease) in cash and cash equivalents	$4,327,622	$(246,640)

Cash Flows from Operating Activities

The net cash provided by operations of approximately $4.3 million in the first quarter of 2014, principally represented cash received from sales of indium. In the first quarter of 2013, cash used in operations of approximately $0.2 million was used to fund operating expenses. There were no sales in the comparable 2013 period.

Cash Flows from Investing Activities

There was no cash provided or used in investing activity in the 2014 and 2013 first quarter.

Cash Flows from Financing Activities

The net cash used in financing activities in the first quarter of 2013 was due to purchases of treasury shares. There were no financing activities in the first quarter of 2014.

Working Capital and Indium Inventory

At March 31, 2014, we have working capital of approximately $17.6 million. This represents an increase of approximately $1.5 million from the working capital of approximately $16.1 million at December 31, 2013. The increase in working capital was primarily due to net income from operations.

Our activity since 2010 has been centered on purchasing indium. From inception to December 31, 2012, the Manager, a related party, purchased on our behalf approximately 47.0 metric tons (mt) of indium at an average original cost of approximately $609 per kilogram (prior to lower of cost or market write down of certain lots of indium.) These purchases were funded from the net proceeds received in 2009 and 2010 from a private placement coupled with the proceeds from our May 2011 IPO and the 2012 Private Placement. In 2013, we began selling our indium stockpile. As of March 31, 2014 and December 31, 2013, we owned 21.0 mt and 31.7 mt of indium, respectively. The majority of our indium stockpile are metal of Chinese origin with a purity level of 99.995%, or 4N5. As of March 31, 2014 and December 31, 2013, our aggregate original cost basis for the indium was approximately $12.6 million and $19.3 million, respectively, or approximately $597 and $608 per kilogram, respectively, before adjusting for lower of cost or market under U.S. GAAP. After lower of cost or market write-downs, the cost of the indium inventory for accounting purposes was approximately $10.2 million and $14.3 million at March 31, 2014 and December 31, 2013, respectively, or $483 and $482, respectively, per kilogram.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

The MSA, as amended, expires at the end of 2014. However, the MSA may be terminated earlier based on certain conditions or may be renewed on terms mutually acceptable to each party upon 90 days’ prior written notice. We are responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Manager fee under the amended MSA is fixed at $652 thousand for 2014.

At December 31, 2013, we were contractually obligated to repurchase approximately $1.0 million of indium in the first quarter of 2014 under a USPA. In the first quarter of 2014, the counterparty decided to buy the indium under the USPA for a current purchase price negotiated between the parties. Accordingly, we no longer have the USPA repurchase obligation as presented in the balance sheet at December 31, 2013. Further, we have entered into a monthly supply agreement in December 2013 where we are obligated to sell during 2014 approximately 78% of our indium stockpile that existed at December 31, 2013.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer (Principal Executive Officer) and our President, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

SMG Indium Resources Ltd.
(Registrant)

May 14 , 2014	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

May 14 , 2014	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

