Form 10-Q
period 2014-06-30
SMG Indium Resources Ltd.
filed 2014-08-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 12, 2014 was 8,561,997.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30,	December 31,
	2014	2013

Current Assets:
Cash and cash equivalents	$10,421,680	$2,090,295
Accounts receivable	2,428,095	-
Inventory repurchase right	-	943,573
Inventory - indium	6,421,929	14,318,244
Prepaid expenses and other current assets	78,728	33,932
Total Assets	$19,350,432	$17,386,044

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of
$162,891 and $150,131 at June 30, 2014 and December 31, 2013, respectively	$360,835	$298,314
Unconditional sale and purchase agreement repurchase obligation	-	1,001,474
Deferred income	-	22,718
Total Liabilities	360,835	1,322,506

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at June 30, 2014
and December 31, 2013; issued and outstanding none at June 30, 2014 and December 31, 2013	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at June 30, 2014 and December 31, 2013; issued 8,832,301 shares at June 30, 2014 and December 31, 2013;
outstanding 8,561,997 shares at June 30, 2014 and December 31, 2013	8,833	8,833
Additional paid-in capital	27,224,163	27,221,563
Accumulated deficit	(7,521,888)	(10,445,347)
Less treasury stock at cost: 270,304 shares at June 30, 2014 and December 31, 2013	(721,511)	(721,511)
Total Stockholders' Equity	18,989,597	16,063,538
Total Liabilities and Stockholders' Equity	$19,350,432	$17,386,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$5,354,560	$-	$12,307,974	$-
Cost of sales	3,737,577	-	8,839,887	-
Gross profit	1,616,983	-	3,468,087	-

Operating costs:
Operating expenses - Manager - related party	162,891	150,359	325,783	307,792
Other selling, general and administrative expenses	95,478	192,301	224,324	345,053
Total operating costs	258,369	342,660	550,107	652,845

Operating income (loss)	1,358,614	(342,660)	2,917,980	(652,845)

Other income:
Interest income	3,906	3,235	5,462	6,335
Other income	27,272	39,353	60,017	49,309
Net income (loss) before income taxes	1,389,792	(300,072)	2,983,459	(597,201)
Income tax expense	(28,000)	-	(60,000)	-
Net income (loss)	$1,361,792	$(300,072)	$2,923,459	$(597,201)

Net Income (Loss) Per Share
Basic	$0.16	$(0.03)	$0.34	$(0.07)
Diluted	$0.16	$(0.03)	$0.34	$(0.07)

Weighted Average Number of Shares Outstanding
Basic	8,561,997	8,802,968	8,561,997	8,804,298
Diluted	8,562,634	8,802,968	8,562,697	8,804,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2013	8,832,301	$8,833	$27,221,563	$(10,445,347)	$(721,511)	$16,063,538
Awards of stock options to an officer	-	-	2,600	-	-	2,600
Net income	-	-	-	2,923,459	-	2,923,459
Balance at June 30, 2014	8,832,301	$8,833	$27,224,163	$(7,521,888)	$(721,511)	$18,989,597

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$2,923,459	$(597,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	2,600	3,150
Depreciation	-	175
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,428,095)	-
Increase in prepaid expenses and other current assets	(44,796)	(31,884)
Decrease (increase) in inventory - indium	7,896,315	(1,850)
Decrease in inventory repurchase right	943,573	-
Increase in accounts payable and accrued expenses	62,521	42,610
(Decrease) increase in unconditional sale and purchase agreement repurchase obligation	(1,001,474)	1,024,192
(Decrease) increase in deferred income	(22,718)	12,500
Net cash provided by operating activities	8,331,385	451,692

Cash flows from financing activities:
Purchase of treasury shares	-	(14,376)
Cash distribution to stockholders	-	(880,270)
Net cash used in financing activities	-	(894,646)

Net increase (decrease) in cash and cash equivalents	8,331,385	(442,954)
Cash and cash equivalents, at beginning of period	2,090,295	6,151,770
Cash and cash equivalents, at end of period	$10,421,680	$5,708,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. The Company operates in a single-segment business. Since inception, the Company’s primary business purpose has been to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display (“LCD”) industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes (“LED”) and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders. The Company has leased, lent or sold indium when management believed it was advantageous. In December 2013, the Company’s board of directors authorized management to sell its entire indium stockpile in 2014 based on prevailing market conditions. As a result, the Company does not anticipate purchasing any additional indium.

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

NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and to compute the management fee. NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin PLC and posted on Bloomberg L.P. (Bloomberg L.P. is not regulated or government approved) for the month plus cash and other Company assets, less any liabilities. At June 30, 2014 and December 31, 2013, the Company’s management calculated the NMV of the Company to be approximately $22.0 million and $22.2 million, respectively. At June 30, 2014 and December 31, 2013, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $3.0 million and $6.1 million, respectively.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2013 has been derived from the Company’s audited balance sheet as of December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any interim period.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation of indium inventory, share-based compensation, income tax, and income and revenue recognition. Actual results could differ from those estimates under different assumptions and conditions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. The stockpile of the physical metal indium and the related repurchase right were classified as current assets at June 30, 2014 and December 31, 2013 as the Company intends to sell its stockpile of indium in 2014 based on prevailing market conditions.

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases or decreases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. The Company will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram. Further, inventory cannot be increased above its adjusted cost based on increases in the spot price of indium. During 2013 and the first half of 2014, the spot price of indium has been above $485 per kilogram and, accordingly, no lower of cost or market adjustments to inventory were recorded during 2013 or the three and six months ended June 30, 2014. The spot price of indium at June 30, 2014 was $705 per kilogram.

Basic and Diluted Net Income (Loss) per Share

The Company presents both basic and diluted net income (loss) per share on the face of the statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) gives effect to all potentially dilutive common shares outstanding during the period including stock options, warrants and unit purchase options, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three and six months ended June 30, 2014, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for the period, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive. For the three and six months ended March 30, 2013, all potentially issuable shares from outstanding options, warrants and unit purchase options have been excluded from the computation of the diluted net loss since the effect would be anti-dilutive due to the net loss for the period.

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

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s history of operating losses and the fact that the Company cannot predict whether or at what prices it will be able to liquidate its stockpile in 2014. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations.

For the three and six months ended June 30, 2014, the Company recorded $28 thousand and $60 thousand, respectively, for Federal income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2014 was significantly lower than the statutory rate due to the utilization of its net operating loss carryforwards, which offset the Company’s taxable income, except for the Federal alternative minimum tax that is not offset by such operating losses. For the three and six months ended June 30, 2013, the Company did not record any income tax expense due to the fact that the Company expected to have a net loss for 2013 resulting in a tax benefit that was fully offset by a valuation reserve.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $1 thousand and $3 thousand for the three and six months ended June 30, 2014, respectively, and $2 thousand and $3 thousand for the three and six months ended June 30, 2013, respectively.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements - (continued)

The fair value of each option granted during the six months ended June 30, 2014 and 2013 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	Six Months Ended June 30,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	10.06%	11.65%
Risk-free interest rate	1.73-1.77%	0.75-0.77%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited trading history and trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through June 30, 2014.

Concentration of Credit and Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At June 30, 2014, the Company had cash on deposit of approximately $10.2 million in excess of federally insured limits of $250 thousand.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

During the second quarter of 2013, the Company entered into a lease agreement, as amended, for a certain tonnage of indium that expires in 2014. During the first quarter of 2014, the lessee elected to purchase from the Company half of the indium under the lease. The lessee purchased another 60% of the remaining indium under the lease at the end of the second quarter of 2014 and agreed to purchase in July 2014 the remaining inventory. At June 30, 2014, approximately $0.5 million is included in inventory-indium in the accompanying unaudited condensed balance sheet representing the remaining amount of leased indium.

During the three and six months ended June 30, 2014, the Company recorded other income of approximately $27 thousand and $60 thousand, respectively, and for the three months and six months ended June 30, 2013, $39 thousand and $49 thousand, respectively, under USPA and lease transactions.

Note 4 — Stockholders’ Equity

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Stockholders’ Equity – (continued)

issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At June 30, 2014, there were 310,001 options available under the Plan for future grants.

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2013	679,999	$3,207,443	$2.45-7.50	$4.72
Granted	10,000	19,800	$1.78-2.18	$1.98
Exercise	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, June 30, 2014	689,999	$3,227,243	$1.78-7.50	$4.66

The weighted average grant-date fair value was $0.26 and $0.32 for options granted during the six months ended June 30, 2014 and 2013, respectively. The weighted average remaining contractual life is 1.7 years for stock options outstanding at June 30, 2014.

Warrants

As of June 30, 2014, the Company has outstanding warrants exercisable for 6,993,701 shares of the Company’s common stock including 240,000 warrants underlying a Unit Purchase Option (“UPO”), as described below, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

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

The Company has outstanding UPOs previously issued to underwriters or their designees exercisable for 240,000 IPO units. The UPO allows the underwriters to purchase units at an exercise price of $5.50 per share and expires in May 2015.

Stock Repurchase Program

In May 2013, the Company’s board of directors authorized an increase in its stock repurchase program from $1.0 million to $3.0 million. Repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock, and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. From the inception of the stock repurchase program and through June 30, 2014, the Company has purchased 270,304 shares of its common stock and 4,400 warrants for an aggregate purchase price of approximately $0.7 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income (loss)	$1,362	$(300)	$2,923	$(597)
Basic Net Income (Loss) Per Share
Weighted average basic common shares outstanding	8,562	8,803	8,562	8,804
Basic net income (loss) per share	$0.16	$(0.03)	$0.34	$(0.07)

Diluted Net Income (Loss) Per Share
Weighted average basic common shares outstanding	8,562	8,803	8,562	8,804
Dilutive effect of stock options outstanding	1	-	1	-
Weighted average dilutive common shares	8,563	8,803	8,563	8,804
Diluted income (loss) per share	$0.16	$(0.03)	$0.34	$(0.07)

Stock option and warrant shares excluded from the
weighted average dilutive common shares because
the effect would be antidilutive	7,919	7,904	7,919	7,904

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

The MSA had an initial term ending in 2016, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days’ prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company paid the Manager a fee equal to 2 % per annum, payable monthly, based on NMV, at the end of each month. The MSA was amended in December 2013 and, as amended, expires at the end of 2014. However, the MSA may be terminated earlier based on certain conditions or may be renewed on terms mutually acceptable to each party upon 90 days’ prior written notice. The Manager fee under the amended MSA is fixed at $652 thousand for 2014. Such Manager fees aggregated approximately $0.2 million for both the three months ended June 30, 2014 and 2013 and $0.3 million for both the six months ended June 30, 2014 and 2013.

The Company paid a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand per quarter during both 2014 and 2013.

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

Compensation

The Company has an arrangement with its chief financial officer (“CFO”) for an annual base compensation of $60 thousand to be paid quarterly. Further, the Company agreed to grant the CFO quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In 2013, the compensation committee approved a 2013 bonus to the CFO of $25 thousand that was paid in January 2014 and approved the CFO’s eligibility for a bonus of $25 thousand in 2014. The compensation committee of the board of directors has approved the payment of $10 thousand per year to each of the nonexecutive board members, except for representatives of Raging Capital, and $1 thousand to such director for each meeting attended in person. The Company engages a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter.

The Company’s board of directors has approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the board of directors has approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party, if the Company can successfully list its common stock on a major exchange. As of June 30, 2014, none of the aforementioned awards have been granted.

Supply Agreement

In December 2013, the Company entered into a monthly supply agreement where the Company is obligated to sell during 2014 approximately 78% of the indium stockpile that existed at December 31, 2013.

Note 8 — Segment Information

The Company operates in a single-segment business whose primary business is the purchase and sale of indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. Indium Corporation of America, Umicore USA Inc., and Vital Materials Co., Limited each account for more than 10 % of the Company’s net sales in 2014 which were mostly international.

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

Until recently, all of the indium we purchased was insured and physically stored in third-party warehouses or storage facilities located in the United States, Canada, the Netherlands and/or the United Kingdom, (principally at a secure insured bonded warehouse located in New York and owned by Brink’s.) The Manager, Specialty Metals Group Advisors LLC, which is a related party, negotiated storage arrangements for our indium holdings and was required to use commercially reasonable efforts to ensure that the indium holdings have the benefit of insurance arrangements obtained on standard industry terms. We utilized facilities that meet our requirements that were either (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) facilities located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduced corporate expenses associated with travel. The storage facility was visited at least once per year for inspection. As of June 30, 2014, we owned approximately 13.3 mt of indium for an aggregate original cost (prior to any lower of cost or market adjustment) of approximately $7.8 million. Our stockpile is currently stored at customer locations at June 30, 2014.

At June 30, 2014, we had cash and cash equivalents of approximately $10.4 million which we believe will be sufficient to fund operations and any other corporative initiatives for at least the next twelve months. Our expenses will be required to be satisfied by cash on hand.  Our annual cash operating expenses, including manager fees and income taxes, are estimated to be approximately $1.2 million. Further, our board of directors approved in 2013 a stock repurchase plan for up to $3.0 million of our securities, of which $2.3 million remains available for repurchase under the program.

At June 30, 2014, the spot price of indium was $705 per kilogram, representing an increase of 4% from the spot price of $675 per kilogram at December 31, 2013 and 45% from the spot price of $485 at December 31, 2012. However, the annual average price of indium had decreased approximately 24% in 2012 from 2011 decreasing from $696 per kilogram in 2011 to $528 per kilogram in 2012. As a result of the decline in the price of indium since the closing of our Initial Public Offering (“IPO”) in May 2011 to December 31, 2012, our cost of indium was reduced by a lower of cost or market write-downs of certain lots of our indium stockpile. Such write-downs aggregated approximately $1.4 million at June 30, 2014.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of indium inventories, income taxes, share-based compensation and income and revenue recognition. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement and (ii) is indexed to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) are not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through June 30, 2014.

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

Inventory of the Metal Indium

The Company’s inventory or “stockpile” of the metal indium is recorded at cost, including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal. The stockpile of the physical metal indium and the related repurchase right were classified as a current asset at June 30, 2014 and December 31, 2013 as the Company intends to sell its stockpile of indium in 2014 based on prevailing market conditions.

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin on Bloomberg L.P., a real-time financial information services data platform. We charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down aggregating approximately $5.9 million based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. We will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram and inventory cannot be increased above its adjusted cost based on increases in the spot price of indium. During 2013 and the first half of 2014, the spot price of indium has been above $485 per kilogram and, accordingly, no lower of cost or market adjustments to inventory were recorded in the first half of 2014 and 2013. It should be noted that there may not be a correlation between the spot price of indium as published by Metal Bulletin and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market. At June 30, 2014, the aggregate write down against inventory was approximately $1.4 million. The reduction in the write-down of indium from 2012 was due to the sale of certain lots of inventory in 2013 and the first half of 2014.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given our history of operating losses and the fact that we cannot predict whether or at what prices we will be able to liquidate our stockpile in 2014. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Results of Operations

The results of operations for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$5,354,560	$-	$12,307,974	$-
Cost of sales	3,737,577	-	8,839,887	-
Gross profit	1,616,983	-	3,468,087	-

Operating costs:
Operating expenses - Manager - related party	162,891	150,359	325,783	307,792
Other selling, general and administrative expenses	95,478	192,301	224,324	345,053
Total operating costs	258,369	342,660	550,107	652,845

Operating income (loss)	1,358,614	(342,660)	2,917,980	(652,845)

Other income:
Interest income	3,906	3,235	5,462	6,335
Other income	27,272	39,353	60,017	49,309
Net income (loss) before income taxes	1,389,792	(300,072)	2,983,459	(597,201)
Income tax expense	(28,000)	-	(60,000)	-
Net income (loss)	$1,361,792	$(300,072)	$2,923,459	$(597,201)

Net Income (Loss) Per Share
Basic	$0.16	$(0.03)	$0.34	$(0.07)
Diluted	$0.16	$(0.03)	$0.34	$(0.07)

Weighted Average Number of Shares Outstanding
Basic	8,561,997	8,802,968	8,561,997	8,804,298
Diluted	8,562,634	8,802,968	8,562,697	8,804,298

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

For the three months ended June 30, 2014, net sales were approximately $5.4 million. There were no sales in the 2013 period as we did not begin selling indium until the third quarter of 2013. Previously, we were stockpiling the metal indium. Cost of sales was approximately $3.7 million resulting in gross profit of approximately $1.6 million or 30% in the second quarter of 2014.

For the three months ended June 30, 2014, total operating expenses were approximately $258 thousand. For the comparable three-month period in 2013, total operating costs were approximately $343 thousand, representing a 25% decrease.  The decrease was due principally to lower storage and professional fees in the second quarter of 2014. Based on our current business plan, we expect that our normal annual cash expenses, including income taxes, will approximate $1.2 million in 2014. During the three-month period ended June 30, 2014, other income decreased approximately $12 thousand when compared to the second quarter in 2013 due to lower income recorded on USPA transactions during the second quarter of 2014.

Income taxes of $28 thousand were provided for in the second quarter of 2014 for the alternative minimum tax that is not offset by net operating losses.

Net income was approximately $1.4 million for the three months ended June 30, 2014 (or $0.16 per basic and diluted share) compared to a net loss of approximately $0.3 million (or $0.03 per basic and diluted share) in the comparable three-month period ended June 30, 2013. The improvement in the net income was due principally to the gross profit on sales in the 2014 period. As described above, there were no sales in the second quarter of 2013 and the net loss was due to primarily operating expenses. The basic weighted average number of common shares outstanding was 8,561,997 in the second quarter of 2014 compared to 8,802,968 in the second quarter of 2013. The decrease in weighted average shares in 2014 was due to the purchase of common shares under our repurchase program.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

For the six months ended June 30, 2014, net sales were approximately $12.3 million. There were no sales in the 2013 period as we did not begin selling indium until the third quarter of 2013. Previously, we were stockpiling the metal indium. Cost of sales was approximately $8.8 million resulting in gross profit of approximately $3.5 million or 28% for the six months ended June 30, 2014.

For the six months ended June 30, 2014, total operating expenses were approximately $550 thousand. For the comparable period in 2013, total operating costs were approximately $653 thousand, representing a 16% decrease.  The decrease was due principally to lower storage and professional fees in the first half of 2014. Based on our current business plan, we expect that our normal annual cash expenses, including income taxes, will approximate $1.2 million in 2014. During the six-month period ended June 30, 2014, other income increased approximately $11 thousand when compared to the first half of 2013 due to increased income recorded on indium lease transactions during the first six months of 2014.

Income taxes of $60 thousand were provided for during the six months ended June 30, 2014 for the alternative minimum tax on net income that is not offset by our net operating losses.

Net income was approximately $2.9 million for the six months ended June 30, 2014 (or $0.34 per basic and diluted share) compared to a net loss of approximately $0.6 million (or $0.07 per basic and diluted share) in the comparable period ended June 30, 2013. The improvement of $3.5 million in net income was due primarily to the gross profit on sales in the 2014 period. As described above, there were no sales in the second quarter of 2013 and the net loss was due to primarily operating expenses. The basic weighted average number of common shares outstanding was 8,561,997 in the first half of 2014 compared to 8,804,298 in the comparable period in 2013. The decrease in weighted average shares in 2014 was due to the purchase of common shares under our stock repurchase program.

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

A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	June 30,	December 31,
	2014	2013
U.S. GAAP net book value	$18,989,597	$16,063,538
Excess of the indium inventory at spot price over GAAP book value	2,963,923	6,105,148
NMV	$21,953,520	$22,168,686

The reasons we rely on NMV measurements are as follows:

•	it is a measurement of the true value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•	it provides the greatest transparency to our shareholders in evaluating how the Company is performing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin and posted on Bloomberg L.P.;

•	it is used internally to evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

•	it provides additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for shareholders and potential investors to evaluate how management has performed in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for the Company’s indium stockpile.

Our NMV at June 30, 2014 was calculated using the spot price of indium of $705 per kilogram at June 30, 2014. The spot price of indium on August 8, 2014 was $705 per kilogram. No assurances can be given that we could liquidate our indium holdings at the market prices published by Metal Bulletin as posted on Bloomberg L.P.

Liquidity and Capital Resources

Since our inception and through June 30, 2014, we have incurred accumulated deficits of approximately $7.5 million. Approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011 and approximately $5.9 million represents non-cash charges for the write down of our indium inventory due to declines in the spot price of indium in prior years. In 2013, we began selling indium and as a result of the gross profit on sales, we earned net income of approximately $1.0 million in 2013 and $2.9 million the first half of 2014.

As of June 30, 2014, we have cash and cash equivalents of approximately $10.4 million compared to cash and cash equivalents of approximately $2.1 million at December 31, 2013. The increase of approximately $8.3 million was due primarily to net cash provided by operations in the first half of 2014. We believe that the cash and cash equivalents at June 30, 2014 should be sufficient to pay our expenses for at least the next year, which we currently estimate to be approximately $1.2 million annually. Our annual expenses include paying the annual related party Manager’s fee of $652 thousand. We also anticipate that we will incur annual cash expenses including: (i) income taxes — $0.1 million; (ii) director and officer compensation expense — $0.1 million; (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses including public company costs including legal and accounting fees — $0.2 million.

In May 2013, our board of directors authorized an increase from $1.0 million to $3.0 million under a stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. This program will be suspended unless there is excess cash to be used for this program. Through June 30, 2014, we have acquired 270,304 shares of common stock for an aggregate purchase price of approximately $0.7 million and $2.3 million is available for future stock repurchases.

Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business over the next year, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives. Although, currently we are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that we will enter into any such transactions, and if so, on terms favorable to us.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Six Months Ended June 30,
	2014	2013

Net cash provided by operating activities	$8,331,385	$451,692
Net cash used in financing activities	-	(894,646)
Net increase (decrease) in cash and cash equivalents	$8,331,385	$(442,954)

Cash Flows from Operating Activities

The net cash provided by operations of approximately $8.3 million in the first half of 2014, principally represented cash received from sales of indium of $12.3 million less $2.4 million of sales in accounts receivable and $1.0 million in sales under the USPA that was paid for in 2013 offset by cash used to fund operating expenses. In the first half of 2013, cash provided by operations was approximately $0.5 million representing the $1.0 million received under the USPA offset in part by cash used to fund operating expenses. There were no sales in the comparable 2013 period.

Cash Flows from Investing Activities

There was no cash provided or used in investing activity in the 2014 and 2013 first half.

Cash Flows from Financing Activities

The net cash used in financing activities in the first half of 2013 was due principally to cash distributions to stockholders. There were no financing activities in the first half of 2014.

Working Capital and Indium Inventory

At June 30, 2014, we have working capital of approximately $19.0 million. This represents an increase of approximately $2.9 million from the working capital of approximately $16.1 million at December 31, 2013. The increase in working capital was primarily due to net income from operations.

Our activity since 2010 has been centered on purchasing indium. From inception to December 31, 2012, the Manager, a related party, purchased on our behalf approximately 47.0 metric tons (“mt”) of indium at an average original cost of approximately $609 per kilogram (prior to lower of cost or market write down of certain lots of indium.) These purchases were funded from the net proceeds received in 2009 and 2010 from a private placement coupled with the proceeds from our May 2011 IPO and the 2012 Private Placement. In 2013, we began selling our indium stockpile. As of June 30, 2014 and December 31, 2013, we owned 13.3 mt and 31.7 mt of indium, respectively. The majority of our indium stockpile are metal of Chinese origin with a purity level of 99.995%, or 4N5. As of June 30, 2014 and December 31, 2013, our aggregate original cost basis for the indium was approximately $7.8 million and $19.3 million, respectively, or approximately $585 and $608 per kilogram, respectively, before adjusting for lower of cost or market under U.S. GAAP. After lower of cost or market write-downs, the cost of the indium inventory for accounting purposes was approximately $6.4 million and $14.3 million at June 30, 2014 and December 31, 2013, respectively, or $482 per kilogram in both periods.

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

At December 31, 2013, we were contractually obligated to repurchase approximately $1.0 million of indium in the first quarter of 2014 under a USPA. In the first quarter of 2014, the counterparty decided to buy the indium under the USPA for a current purchase price negotiated between the parties. Accordingly, we no longer have the USPA repurchase obligation that was presented in the balance sheet at December 31, 2013. In December 2013, we entered into a monthly supply agreement where we are obligated to sell during 2014 approximately 78% of our indium stockpile that existed at December 31, 2013.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMG Indium Resources Ltd.
(Registrant)

August 14 , 2014	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

August 14 , 2014	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

