Form 10-Q
period 2014-09-30
SMG Indium Resources Ltd.
filed 2014-11-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 12, 2014 was 8,561,997.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$17,404,684	$2,090,295
Inventory repurchase right	-	943,573
Inventory – indium	2,878,673	14,318,244
Prepaid expenses and other current assets	56,825	33,932
Total Assets	$20,340,182	$17,386,044

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of
$162,891 and $150,131 at September 30, 2014 and December 31, 2013, respectively	$335,765	$298,314
Unconditional sale and purchase agreement repurchase obligation	-	1,001,474
Deferred income	-	22,718
Total Liabilities	335,765	1,322,506

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at September 30, 2014 and December 31, 2013; issued and outstanding none at September 30, 2014 and December 31, 2013	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at September 30, 2014 and December 31, 2013; issued 8,832,301 shares at September 30, 2014 and December 31, 2013; outstanding 8,561,997 shares at September 30, 2014 and December 31, 2013	8,833	8,833
Additional paid-in capital	27,225,513	27,221,563
Accumulated deficit	(6,508,418)	(10,445,347)
Less treasury stock at cost: 270,304 shares at September 30, 2014 and December 31, 2013	(721,511)	(721,511)
Total Stockholders' Equity	20,004,417	16,063,538
Total Liabilities and Stockholders' Equity	$20,340,182	$17,386,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$4,818,754	$6,416,122	$17,126,728	$6,416,122
Cost of sales	3,543,256	5,153,686	12,383,143	5,153,686
Gross profit	1,275,498	1,262,436	4,743,585	1,262,436

Operating costs:
Operating expenses - Manager - related party	162,891	168,643	488,674	476,434
Other selling, general and administrative expenses	90,033	118,100	314,357	463,154
Total operating costs	252,924	286,743	803,031	939,588

Operating income	1,022,574	975,693	3,940,554	322,848

Other income:
Interest income	6,395	3,559	11,858	9,895
Other income	-	52,346	60,017	101,655
Net income before income taxes	1,028,969	1,031,598	4,012,429	434,398
Income tax expense	(15,500)	(10,000)	(75,500)	(10,000)
Net income	$1,013,469	$1,021,598	$3,936,929	$424,398

Net Income Per Share
Basic	$0.12	$0.12	$0.46	$0.05
Diluted	$0.12	$0.12	$0.46	$0.05

Weighted Average Number of Shares Outstanding
Basic	8,561,997	8,802,242	8,561,997	8,803,605
Diluted	8,562,719	8,834,242	8,562,697	8,823,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2013	8,832,301	$8,833	$27,221,563	$(10,445,347)	$(721,511)	$16,063,538
Awards of stock options to an officer	-	-	3,950	-	-	3,950
Net income	-	-	-	$3,936,929	-	3,936,929
Balance at September 30, 2014	8,832,301	$8,833	$27,225,513	$(6,508,418)	$(721,511)	$20,004,417

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$3,936,929	$424,398
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,950	4,900
Depreciation	-	597
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(668,531)
Increase in prepaid expenses and other current assets	(22,893)	(31,219)
Decrease in inventory - indium	11,439,571	5,151,837
Decrease in inventory repurchase right	943,573	-
Increase in accounts payable and accrued expenses	37,451	74,816
(Decrease) increase in unconditional sale and purchase agreement repurchase obligation	(1,001,474)	1,024,192
Decrease in deferred income	(22,718)	-
Net cash provided by operating activities	15,314,389	5,980,990

Cash flows from financing activity:
Purchase of treasury shares	-	(16,420)
Cash distribution to stockholders	-	(1,760,469)
Net cash used in financing activity	-	(1,776,889)

Net increase in cash and cash equivalents	15,314,389	4,204,101
Cash and cash equivalents, at beginning of period	2,090,295	6,151,770
Cash and cash equivalents, at end of period	$17,404,684	$10,355,871
Supplemental cash flow disclosure - cash paid for income taxes	$27,134	$20,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. The Company operates in a single-segment business. Since inception, the Company’s primary business purpose has been to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. The Company has leased, lent or sold indium when management believed it was advantageous. In December 2013, the Company’s board of directors authorized management to sell its entire indium stockpile in 2014 based on prevailing market conditions. As a result, the Company does not anticipate purchasing any additional indium. Currently, the Company has sold or has contracted to sell all of the indium held in its stockpile by December 31, 2014. As a result, the Company will no longer be in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to the Company.

The Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). Pursuant to the terms of the MSA, the Company was required to pay the Manager a fee of 2% per annum of the monthly net market value (“ NMV”). In December 2013, the Company entered into an amendment to the MSA under which the Manager fee for 2014 is fixed at $652 thousand. Also, under the amendment, the MSA expires in 2014.

NMV is not a United States generally accepted accounting principles (“U.S. GAAP”) measurement. It is an internally created formula used by the Company to monitor performance and, in the past, to compute the management fee. NMV is determined by multiplying the number of kilograms of indium held by the Company by the last spot price for indium published by Metal Bulletin PLC and posted on Bloomberg L.P. (a real-time financial services data platform that is not regulated or government approved) for the month, plus cash and other Company assets, less any liabilities. At September 30, 2014 and December 31, 2013, the Company’s management calculated the NMV of the Company to be approximately $21.4 million and $22.2 million, respectively. At September 30, 2014 and December 31, 2013, the excess of NMV at the indium spot price as of the respective dates (as published by Metal Bulletin PLC and posted on Bloomberg L.P.) over the historical net book value was approximately $1.4 million and $6.1 million, respectively.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2013 has been derived from the Company’s audited balance sheet as of December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any interim period.

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

Inventory of the Metal Indium

The stockpile of the physical metal indium is carried at the lower of cost or market with cost being determined on a specific-identification method (including costs of delivering the indium) and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin PLC as posted on Bloomberg L.P., a real-time financial information services data platform. The Company charges against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases or decreases in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year are recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, the Company periodically reviews the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other-than-temporary, the Company will charge against earnings the amount by which the fair value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. The Company will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram. Further, inventory cannot be increased above its adjusted cost based on increases in the spot price of indium. During 2013 and the first nine months of 2014, the spot price of indium has been above $485 per kilogram and, accordingly, no lower of cost or market adjustments to inventory were recorded during 2013 or the three and nine months ended September 30, 2014. The spot price of indium at September 30, 2014 was $717.50 per kilogram.

Basic and Diluted Net Income per Share

The Company presents both basic and diluted net income per share on the face of the statements of operations. Basic net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income gives effect to all potentially dilutive shares of common stock outstanding during the period including stock options, warrants and unit purchase options, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three and nine months ended September 30, 2014 and 2013, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for the period, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Accounting for Direct Sales, Lending and Leasing Transactions

The stockpile of indium has been used from time to time for “direct sales,” “lending” or “leasing” transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Cost of sales is recorded for the indium carrying value based on specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return. The Company also entered into lending transactions. In indium “lending” transactions, the Company exchanged a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership passed to the purchaser/counterparty in the lending transaction. The Company simultaneously entered into an agreement with such counterparty in which it unconditionally committed to purchase and the counterparty unconditionally committed to sell a specified tonnage and purity of indium that was delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA also contained terms providing the counterparty with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. While the Company believes that this risk would be mitigated by the penalty fee features of the USPA, it is nonetheless a risk associated with a transaction of this type. The Company accounted for any USPA transaction on a combined basis (sale and purchase) and evaluated whether, and in what period, other income was recognized based on the specific terms of any arrangements. The Company disclosed unconditional purchase obligations under these arrangements and, if applicable, accrued any net losses on such unconditional purchase obligations. Further, the cost of inventory-indium under an open USPA was reported as “indium repurchase obligation” in the balance sheet at the end of a reporting period. Indium “lease” transactions were generally for a period of less than one year. Under the lease, a specified amount of indium was leased to the customer for a period of time. At the end of the lease, the lessee was obligated to return the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income was recorded as other income over the term of the lease. In certain circumstances, the Company sold the indium under the lease or USPA to the lessee or the counterparty at a negotiated price.

.

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

For the three and nine months ended September 30, 2014, the Company recorded $16 thousand and $76 thousand, respectively, for Federal and state income taxes. For both the three and nine months ended September 30, 2013, the Company recorded $10 thousand for federal and state income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2014 and 2013 was significantly lower than the statutory rate due to the utilization of its net operating loss carryforwards, which offset the Company’s taxable income, except for the Federal alternative minimum tax that is not offset by such operating losses.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $1 thousand and $4 thousand for the three and nine months ended September 30, 2014, respectively, and $2 thousand and $5 thousand for the three and nine months ended September 30, 2013, respectively.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements - (continued)

The fair value of each option granted during the nine months ended September 30, 2014 and 2013 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	Nine Months Ended September 30,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	10%	11%
Risk-free interest rate	1.66-1.77%	0.75-1.38%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited trading history and trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through September 30, 2014.

Concentration of Credit and Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At September 30, 2014, the Company had cash on deposit of approximately $17.2 million in excess of federally insured limits of $250 thousand.

The Company grants credit, without collateral, to specialty metals companies creating a credit risk with third parties that it sells, lends or leases indium. The Company seeks to reduce its credit risk by reviewing the third party’s credit portfolio, and, when deemed necessary obtains third party guarantees.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accounts payable and accrued expenses, other current liabilities and prepaid expenses and other current assets, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount is based on lower of cost or market calculated on a specific-identification method with market being determined by the spot price of indium published by Metal Bulletin PLC as posted on Bloomberg L.P. (a Level 2 fair value measurement).

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance did not have any impact on the Company’s financial position or results of operations.

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

During the second quarter of 2013, the Company entered into a lease agreement, as amended, for a certain tonnage of indium that expired in the second quarter of 2014. Through September 30, 2014, the lessee purchased all of the indium covered by the 2013 lease.

During the three and nine months ended September 30, 2014, the Company recorded other income of approximately $0 and $60 thousand, respectively, and for the three months and nine months ended September 30, 2013, $52 thousand and $102 thousand, respectively, under USPA and lease transactions.

Note 4 — Stockholders’ Equity

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At September 30, 2014, there were 305,001 options available under the Plan for future grants.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Stockholders’ Equity – (continued)

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2013	679,999	$3,207,443	$2.45-7.50	$4.72
Granted	15,000	30,450	$1.78-2.18	$2.03
Exercised	-	-	-	-
Cancelled or Forfeited	-	-	-	-
Outstanding, September 30, 2014	694,999	$3,237,893	$1.78-7.50	$4.66

The weighted average grant-date fair value was $0.26 and $0.33 for options granted during the nine months ended September 30, 2014 and 2013, respectively. The weighted average remaining contractual life is 1.5 years for stock options outstanding at September 30, 2014.

Warrants

As of September 30, 2014, the Company has outstanding warrants exercisable for 6,993,701 shares of the Company’s common stock including 240,000 warrants underlying a Unit Purchase Option (“UPO”), as described below, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

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

Common Stock

In May 2013, the Company’s board of directors authorized an increase in its stock repurchase program from $1.0 million to $3.0 million. Repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate the Company to acquire any particular amount of stock, and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. From the inception of the stock repurchase program and through September 30, 2014, the Company has purchased 270,304 shares of its common stock and 4,400 warrants for an aggregate purchase price of approximately $0.7 million.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Stockholders’ Equity – (continued)

Common Stock - (continued)

During 2013, the Company paid cash distributions to its stockholders aggregating $1.50 per share. Of the $1.50 per share in distributions, approximately $0.13 per share of common stock is considered an ordinary cash dividend for tax purposes.

Note 5 — Net Income Per Share

Per share data is based on the weighted average number of shares of the Company’s common stock during the relevant period. Basic net income per share is calculated using the weighted average number of outstanding shares of common stock. Diluted net income per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional common stock issuable for stock options, warrants and unit purchase options. Diluted net income per share for all the periods presented does not include securities if their effect was anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$1,013	$1,022	$3,937	$424
Basic Net Income Per Share
Weighted average basic common shares outstanding	8,562	8,802	8,562	8,804
Basic net income per share	$0.12	$0.12	$0.46	$0.05

Diluted Net Income Per Share
Weighted average basic common shares outstanding	8,562	8,802	8,562	8,804
Dilutive effect of stock options outstanding	1	32	1	19
Weighted average dilutive common shares	8,563	8,834	8,563	8,823
Diluted income per share	$0.12	$0.12	$0.46	$0.05

Stock option and warrant shares excluded from the weighted average dilutive common shares because the effect would be antidilutive	7,924	7,874	7,924	7,889

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

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Related-Party Transactions – (continued)

The MSA had an initial term ending in 2016, with options to renew the agreement on terms mutually acceptable to each party and may be terminated by either party upon 90 days’ prior written notice. The Company is responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company paid the Manager a fee equal to 2% per annum, payable monthly, based on NMV, at the end of each month until December 2013. The MSA was amended in December 2013 and, as amended, expires at the end of 2014. The Manager fee under the amended MSA is fixed at $652 thousand for 2014. Such Manager fees aggregated approximately $0.2 million for both the three months ended September 30, 2014 and 2013 and $0.5 million for both the nine months ended September 30, 2014 and 2013.

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

Note 7 — Commitments and Contingencies

Management Services Agreement

As described in note 6, the Company is required to pay the Manager a fee of $652 thousand in 2014 under the MSA, as amended. The MSA, as amended, terminates at the end of 2014.

Compensation

The Company has an arrangement with its chief financial officer (“CFO”) for an annual base compensation of $60 thousand, to be paid quarterly. Further, the Company agreed to grant the CFO quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In 2013, the compensation committee approved a 2013 bonus to the CFO of $25 thousand that was paid in January 2014 and approved the CFO’s eligibility for a bonus of $25 thousand in 2014. The compensation committee of the board of directors has approved the payment of $10 thousand per year to the nonexecutive board members, except for representatives of Raging Capital, and $1 thousand to such director for each meeting attended in person. The Company engages a relative of one of its officers to perform outsourced secretarial services for the Company at $5 thousand per quarter.

The Company’s board of directors has approved a contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party. The aforementioned award will be granted if the Company completes an additional equity offering raising a minimum of $15 million in one single transaction of cash or a combination of cash and indium metal in lieu of cash. Further, the board of directors has approved an additional contingent cash bonus award of $0.1 million and a contingent award of 22,000 shares of restricted common stock to the Manager, a related party, if the Company can successfully list its common stock on a major exchange. As of September 30, 2014, none of the aforementioned awards have been granted.

Supply Agreement

In December 2013, the Company entered into a monthly supply agreement where the Company is obligated to sell during 2014 approximately 78% of the indium stockpile that existed at December 31, 2013.

Note 8 — Segment Information

The Company operates in a single-segment business whose primary business is the purchase and sale of indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. Indium Corporation of America accounted for more than 10 % of the Company’s net sales in 2014, which were all international.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Subsequent Event

On October 30, 2014, the Company offered to purchase shares of its common stock in a Tender Offer (“the Offer”) for up to an aggregate purchase price of $16,094,843 at a purchase price of $2.41 per share. The Company could purchase 6,678,359 shares of its common stock if the Offer is fully subscribed, which would represent approximately 78% of the issued and outstanding shares as of the date of the Offer. The Company intends to retire all shares purchased in the Offer after the Offer is complete. In accordance with the rules of the SEC, the Company may increase the aggregate purchase price payable for shares purchased in the Offer and thereby increase the number of shares accepted for payment in the Offer by no more than 2% of the outstanding shares without amending or extending the Offer. Shares not purchased in the Offer because of proration or conditional tenders will be returned to the tendering stockholders at the Company’s expense promptly after the Expiration Time. The Offer is not conditioned on any minimum number of Shares being tendered. The Offer is due to expire on December 1, 2014, unless extended. If the Offer is fully subscribed, the Company will have 1,883,638 shares of common stock outstanding after the Offer. The following is pro forma information assuming the Offer had closed at September 30, 2014 and was fully subscribed, including the effect of $150,000 in expenses of the Offer:

	As Reported	Pro Forma
Cash	$17,404,684	$1,159,841
Total assets	20,340,182	4,095,339
Common stock	8,833	2,154
Additional paid-in capital	27,225,513	10,987,349
Total stockholders' equity	20,004,417	3,759,574

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

Overview

We were formed under the laws of the State of Delaware on January 7, 2008.  Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. We also lent, leased and sold indium when management believed it was advantageous. In December 2013, our board of directors authorized management to sell our entire stockpile in 2014 based on prevailing market conditions. As a result, we currently do not anticipate purchasing any additional indium. Currently we have sold or have contracted to sell all of the indium held in our stockpile by December 31, 2014. As a result we will no longer be in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

On October 30, 2014, we offered to purchase shares of our common stock in a Tender Offer (the Offer) for up to an aggregate purchase price of $16,094,843 at a purchase price of $2.41 per share. If the Offer is fully subscribed, we could purchase 6,678,359 shares of our common stock, which would represent approximately 78% of the issued and outstanding shares as of the date of the Offer. In accordance with the rules of the SEC, we may increase the aggregate purchase price payable for shares purchased in the Offer, and thereby increase the number of shares accepted for payment in the Offer by no more than 2% of the outstanding shares without amending or extending the Offer. Shares not purchased in the Offer because of proration or conditional tenders will be returned to the tendering stockholders at our expense promptly after the Expiration Time. The Offer is not conditioned on any minimum number of Shares being tendered. The Offer is due to expire on December 1, 2014, unless extended. If the Offer is fully subscribed, we will have 1,883,638 shares of common stock outstanding after the Offer.

Until recently, all of the indium we purchased was insured and physically stored in third-party, secure insured bonded warehouse or storage located in New York and owned by Brink’s. As of September 30, 2014, we owned approximately 6.0 metric tons (mt) of indium for an aggregate cost of approximately $2.9 million. As of September 30, 2014, our stockpile is stored at a customer location.

At September 30, 2014, we had cash and cash equivalents of approximately $17.4 million which we believe, together with cash from operations in the last quarter of 2014, will be sufficient to fund operations, the Offer and any other corporative initiatives for at least the next twelve months. Our expenses will be required to be satisfied by cash on hand. Our annual cash expenses, including manager fees and income taxes, are estimated to be approximately $1.2 million in 2014 and declining to approximately $0.4 million in 2015. Further, our board of directors approved in 2013 a stock repurchase plan for up to $3.0 million of our securities, of which $2.3 million remains available for repurchase under the program through December 31, 2014. Our board of directors may suspend or terminate that program at any time.

At September 30, 2014, the spot price of indium was $717.50 per kilogram, representing an increase of 6% from the spot price of $675 per kilogram at December 31, 2013 and 48% from the spot price of $485 at December 31, 2012. However, the annual average price of indium had decreased approximately 24% in 2012 to $528 from $696 per kilogram in 2011. As a result of the decline in the price of indium between the closing of our Initial Public Offering (“IPO”) in May 2011 and December 31, 2012, our cost of certain lots of indium was reduced to $485 per kilogram by lower of cost or market write-downs of certain lots of our indium stockpile.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of indium inventories, income taxes, share-based compensation and income and revenue recognition. We will base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Common Stock Purchase Contracts

We classify as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement, or gives us a choice of net-cash settlement or settlement in its own shares, and (ii) is indexed to our common stock. We classify as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) are not indexed to our common stock. We assess classification of our equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. Our outstanding common stock purchase contracts (warrants and unit purchase options) were accounted for as equity through September 30, 2014.

Share-Based Payment Arrangements

We measure the cost of employee services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which a service is required to be provided in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

Inventory of the Metal Indium

The stockpile of the physical metal indium is carried at the lower of cost (including all associated costs of delivering the indium) or market with cost being determined on a specific-identification method and market being determined as the net realizable value based on the spot prices obtained from Metal Bulletin PLC on Bloomberg L.P., a real-time financial information services data platform. We charge against earnings on an interim basis the amount by which the spot price of indium is less than cost on a specific-identification basis. Increases in the spot price of indium for the same lot of indium held in inventory in later interim periods within the fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. Further, we periodically review the indium stockpile to determine if a loss should be recognized where the utility of indium has been impaired on an other-than-temporary basis. Where such impairment is viewed as other than temporary, we will charge against earnings the amount by which the fair market value is less than the cost. Through December 31, 2012, certain lots of indium in inventory were adjusted to reflect a lower of cost or market write-down based on the spot price of indium of $485 per kilogram at December 31, 2012. As a result, the cost basis of all lots in inventory for accounting purposes is $485 or less per kilogram. We will not record any additional write-downs unless the spot price of indium falls below $485 per kilogram and inventory cannot be increased above its adjusted cost based on increases in the spot price of indium. During 2013 and the first nine months of 2014, the spot price of indium has been above $485 per kilogram and, accordingly, no lower of cost or market adjustments to inventory were recorded in the first nine months of 2014 and 2013. It should be noted that there may not be a correlation between the spot price of indium as published by Metal Bulletin PLC and posted on Bloomberg L.P. and the amount we may realize upon selling indium in the open market.

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

Accounting for Direct Sales, Lending and Lease Transactions

The stockpile of indium has been used from time to time for “direct sales,” “lending” or “lease” transactions. Under a “direct sale” transaction, the Company records revenue when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Cost of sales is recorded for the indium carrying value based on a specific-identification method. Allowances, if any, are recorded based on management’s best estimate for uncollectible accounts. There is no right of return.

Under indium lending transactions, we exchanged a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership passed to the purchaser/counterparty in a lending transaction. We simultaneously entered into an agreement with such counterparty in which it unconditionally committed to purchase and the counterparty unconditionally committed to sell a specified tonnage and purity of indium that was delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). The USPA also contained terms providing the counterparty with disincentives (penalty fees) for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. While we believed that this risk is mitigated by the penalty fee features of the USPA, it was nonetheless a risk associated with a transaction of this type. We accounted for any USPA transaction on a combined basis (sale and purchase) and evaluated whether, and in what period, other income should be recognized based on the specific terms of any arrangements. We disclosed unconditional purchase obligations under these arrangements. Further, the cost of inventory-indium under an open USPA, as amended, was reported as “indium repurchase obligation” at the end of the reporting period. Indium “lease” transactions were generally for a period of less than one year. Under the lease, a specified amount of indium was leased to the customer for a period of time. At the end of the lease, the lessee was obligated to return indium of the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income was recorded as other income over the term of the lease. In certain circumstances, the counterparty in a USPA and the lessee in a lease transaction elected to purchase the indium at a negotiated price. We do not intend to enter into any lending or leasing transaction in the future. Further, we have contracted to sell our entire indium inventory by December 31, 2014.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$4,818,754	$6,416,122	$17,126,728	$6,416,122
Cost of sales	3,543,256	5,153,686	12,383,143	5,153,686
Gross profit	1,275,498	1,262,436	4,743,585	1,262,436

Operating costs:
Operating expenses - Manager - related party	162,891	168,643	488,674	476,434
Other selling, general and administrative expenses	90,033	118,100	314,357	463,154
Total operating costs	252,924	286,743	803,031	939,588

Operating income	1,022,574	975,693	3,940,554	322,848

Other income:
Interest income	6,395	3,559	11,858	9,895
Other income	-	52,346	60,017	101,655
Net income before income taxes	1,028,969	1,031,598	4,012,429	434,398
Income tax expense	(15,500)	(10,000)	(75,500)	(10,000)
Net income	$1,013,469	$1,021,598	$3,936,929	$424,398

Net Income Per Share
Basic	$0.12	$0.12	$0.46	$0.05
Diluted	$0.12	$0.12	$0.46	$0.05

Weighted Average Number of Shares Outstanding
Basic	8,561,997	8,802,242	8,561,997	8,803,605
Diluted	8,562,719	8,834,242	8,562,697	8,823,004

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

For the three months ended September 30, 2014, net sales were approximately $4.8 million compared to $6.4 million in the 2013 comparable period representing a decrease of 25%. The decrease is as a result of the lower inventory of indium available for sale in 2014. Cost of sales was approximately $3.5 million and $5.1 million, respectively, in the third quarter of 2014 and 2013. Gross profit percentage was 26% and 20% in the third quarter of 2014 and 2013, respectively. The increase in gross profit percentage was due primarily to higher selling prices as a result of the increase in the spot price of indium.

For the three months ended September 30, 2014, total operating expenses were approximately $253 thousand. For the comparable three-month period in 2013, total operating costs were approximately $287 thousand, representing a 12% decrease.  The decrease was due principally to lower storage fees in the third quarter of 2014. Based on our current business plan, we expect that our normal annual cash expenses, including income taxes, will approximate $1.2 million in 2014 and declining to $0.4 million in 2015. During the due principally to lower storage fees in the third quarter of 2014. Based on our current business plan, we expect that our normal annual cash expenses, including income taxes, will approximate $1.2 million in 2014 and declining to $0.4 million in 2015. During the three-month period ended September 30, 2014, other income decreased approximately $52 thousand when compared to the third quarter in 2013 due to the fact there were no USPA or lease transactions during the third quarter of 2014.

Income taxes of approximately $16 thousand were provided for in the third quarter of 2014 compared to approximately $10 thousand in the comparable period in 2014. In both years the federal income tax provision was lower than the statutory rate due to the utilization of net operating loss carryforwards and represents the alternative minimum tax on income that is not offset by net operating losses.

Net income was approximately $1.0 million for both the three months ended September 30, 2014 and 2013 (or $0.12 per basic and diluted share). The higher operating expenses in 2013 were offset by higher other income in that period. The basic weighted average number of shares of common stock outstanding was 8,561,997 in the third quarter of 2014 compared to 8,802,242 in the third quarter of 2013. The decrease in weighted average shares in 2014 was due to the purchase of shares of common stock under our stock repurchase program.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, net sales were approximately $17.1 million compared to approximately $6.4 million in the comparable period in 2013. The lower sales in the 2013 period were primarily due to the fact that we did not begin selling indium until the third quarter of 2013. Previously, we were stockpiling the metal indium. Cost of sales was approximately $12.4 million resulting in gross profit of approximately $4.7 million or 28% for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, cost of sales was approximately $5.2 million, resulting in a gross profit of approximately $1.3 million, or 20%. The higher gross profit margins in 2014 were due primarily to higher selling prices as a result of the increase in the spot price of indium in 2014. We do not expect any additional sales of indium after December 31, 2014, as we have contracted to sell our entire indium stockpile by December 31, 2014.

For the nine months ended September 30, 2014, total operating expenses were approximately $803 thousand. For the comparable period in 2013, total operating costs were approximately $939 thousand, representing a 14% decrease.  The decrease was due principally to lower storage and professional fees in the nine months ended September 30, 2014. Based on our current business plan, we expect that our normal annual cash expenses, including income taxes, will approximate $1.2 million in 2014 and decline to approximately $0.4 million in 2015. During the nine-month period ended September 30, 2014, other income decreased approximately $42 thousand when compared to the first nine months of 2013 due primarily to lower income recorded on indium lease and USPA transactions during the first nine months of 2014. There have been no lease or USPA transactions entered into after the end of 2013, and we do not expect any lease or USPA transactions in the future.

Income taxes of approximately $76 thousand were provided for during the nine months ended September 30, 2014, primarily for the alternative minimum tax on net income that is not offset by our net operating losses. As described below, income taxes were lower during the 2013 period due to the fact the net income was lower than the nine months ended September 30, 2014.

Net income was approximately $3.9 million for the nine months ended September 30, 2014 (or $0.46 per basic and diluted share) compared to net income of approximately $0.4 million (or $0.05 per basic and diluted share) in the comparable period ended September 30, 2013. The improvement of $3.5 million in net income was due primarily to the higher gross profit on sales in the 2014 period. The basic weighted average number of shares of common stock outstanding was 8,561,997 in the first nine months of 2014 compared to 8,803,605 in the comparable period in 2013. The decrease in weighted average shares in 2014 was due to the purchase of shares of common stock under our stock repurchase program.

GAAP vs. Non-GAAP Disclosure

We use the term NMV throughout this report when we discuss the value of our indium holdings. We define the term NMV, as used in this report, as the product of multiplying the number of kilograms of indium held by the Company at any given point by the spot price for indium as published by Metal Bulletin PLC and posted on Bloomberg L.P., plus cash and other Company assets, less any liabilities.  The use of the term NMV is a non-GAAP financial measurement. After the final sale of the remaining indium on December 1, 2014, we will no longer publish NMV on our website.

A reconciliation of the Non-GAAP NMV to the GAAP historical net book value is as follows:

	September 30,	December 31,
	2014	2013
U.S. GAAP net book value	$20,004,417	$16,063,538
Excess of the indium inventory at spot price over GAAP book value	1,431,758	6,105,148
NMV	$21,436,175	$22,168,686

The reasons we relied on NMV measurements were as follows:

·	it was a measurement of the fair value of the Company’s indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

·	it provided the greatest transparency to our shareholders in evaluating how the Company was performing relative to the indium purchased by the Company when compared to the current market prices for indium as published by Metal Bulletin PLC and posted on Bloomberg L.P.;

·	it was used internally to evaluate the performance of the Manager, a related party, who was entitled to a management fee based upon the NMV metric each month;

·	it provided additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

·	it provided the most useful tool for shareholders and potential investors to evaluate how management has performed in terms of the indium purchased versus the NMV at any given point;

·	it more readily provided a market value metric that was useful in analyzing trends or other market conditions that a historical cost presentation did not; and

·	it provided a meaningful liquidity measurement for the Company’s indium stockpile.

Our NMV at September 30, 2014 was calculated using the spot price of indium of $717.50 per kilogram at September 30, 2014. However, currently, based on the pricing in our supply contract that covers all of our remaining inventory of indium, the price we expect to sell that indium is at a discount from the mid-point spot price published by Metal Bulletin PLC as posted on Bloomberg L.P. The net asset value (NAV) which is calculated by multiplying indium by the estimated selling price under a supply contract is $21.0 million verses NMV of $21.4 million at September 30, 2014. We believe that NAV provides a better estimated market value metric for our net assets because it values indium at the price we expect to realize upon sale of the remaining inventory rather than the spot price of indium. However, there is no assurance that the remaining 6,000 kilograms of indium will be sold at the estimated price used in the estimated NAV calculation.

Liquidity and Capital Resources

Since our inception and through December 31, 2012, we have incurred accumulated deficits of approximately $11.4 million. Approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011, and approximately $5.9 million represented non-cash charges for the write down of our indium inventory due to declines in the spot price of indium through 2012. In the third quarter of 2013, we began selling indium and as a result of the gross profit on sales, we earned net income of approximately $1.0 million in 2013 and $3.9 million the first nine months of 2014. As a result, the accumulated deficit is $6.5 million at September 30, 2014 of which $2.4 million was due to the non-cash preferential dividend.

As of September 30, 2014, we have cash and cash equivalents of approximately $17.4 million compared to cash and cash equivalents of approximately $2.1 million at December 31, 2013. The increase of approximately $15.3 million was due primarily to net cash provided by operations in the first nine months of 2014. We believe that the cash and cash equivalents at September 30, 2014 together with cash from sales in the fourth quarter of 2014 should be sufficient to pay our expenses for at least the next year and fund the Offer. We currently estimate our 2014 total expenses to be approximately $1.2 million, including income taxes, reducing to $0.4 million in 2015. Our annual expenses include paying the annual related party Manager’s fee of $652 thousand. We also anticipate that we will incur annual cash expenses including: (i) income taxes — $0.1 million; (ii) director and officer compensation expenses — $0.1 million; (iii) director and officer liability insurance premiums — $0.1 million; and (iv) other general and administrative expenses, including public company costs including legal and accounting fees — $0.2 million.

In May 2013, our board of directors authorized an increase from $1.0 million to $3.0 million under a stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Manager, based on its evaluation of market conditions, cash on hand, alternative investment opportunities and other factors. The authorization will stay in effect until December 31, 2014. The program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the board of directors at any time. This program will be suspended unless there is excess cash to be used for this program. Through September 30, 2014, we have acquired 270,304 shares of common stock for an aggregate purchase price of approximately $0.7 million, and $2.3 million is available for future stock repurchases.

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

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Nine Months Ended September 30,
	2014	2013

Net cash provided by operating activities	$15,314,389	$5,980,990
Net cash used in financing activities	-	(1,776,889)
Net increase in cash and cash equivalents	$15,314,389	$4,204,101

Cash Flows from Operating Activities

The net cash provided by operations of approximately $15.3 million in the first nine months of 2014, principally represented cash received from sales of indium of approximately $17.1 million less $1.0 million in sales under the USPA that was paid for in 2013 offset by cash used to fund operating expenses and income taxes. In the nine months of 2013, cash provided by operations was approximately $6.0 million representing cash from sales plus the $1.0 million received under the USPA offset in part by cash used to fund operating expenses.

Cash Flows from Investing Activities

There was no cash provided or used in investing activities in the first nine months 2014 and 2013.

Cash Flows from Financing Activities

The net cash used in financing activities in the first nine months of 2013 was due principally to cash distributions to stockholders. There were no financing activities in the nine months ended September 30, 2014..

Working Capital and Indium Inventory

At September 30, 2014, we have working capital of approximately $20.0 million. This represents an increase of approximately $3.9 million from the working capital of approximately $16.1 million at December 31, 2013. The increase in working capital was primarily due to net income from operations.

Our activity since 2010 has been centered on purchasing indium. From inception to December 31, 2012, the Manager, a related party, purchased on our behalf approximately 47.0 mt of indium at an average original cost of approximately $609 per kilogram (prior to lower of cost or market write down of certain lots of indium). These purchases were funded from the net proceeds received in 2009 and 2010 from a private placement coupled with the proceeds from our May 2011 IPO and the 2012 Private Placement. In 2013, we began selling our indium stockpile. As of September 30, 2014 and December 31, 2013, we owned 6.0 mt and 31.7 mt of indium, respectively. The majority of our indium stockpile is metal of Chinese origin with a purity level of 99.995%, or 4N5. As of September 30, 2014 and December 31, 2013, our aggregate original cost basis for the indium was approximately $3.2 million and $19.3 million, respectively, or approximately $534 and $608 per kilogram, respectively, before adjusting for lower of cost or market under U.S. GAAP. After lower of cost or market write-downs, the cost of the indium inventory for accounting purposes was approximately $2.9 million, or $480 per kilogram, and $14.3 million, or $482 per kilogram, at September 30, 2014 and December 31, 2013, respectively.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

The MSA, as amended, expires at the end of 2014. We are responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Manager fee under the amended MSA is fixed at $652 thousand for 2014.

At December 31, 2013, we were contractually obligated to repurchase approximately $1.0 million of indium in the first quarter of 2014 under a USPA. In the first quarter of 2014, the counterparty decided to buy the indium under the USPA for a current purchase price negotiated between the parties. Accordingly, we no longer have the USPA repurchase obligation that was presented in the balance sheet at December 31, 2013. In December 2013, we entered into a monthly supply agreement where we are obligated to sell during 2014 approximately 78% of our indium stockpile that existed at December 31, 2013. Based on this contract, we expect to complete the sale of our indium stockpile in December 2014.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.ins	XBRL Instance Document

101.xsd	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Indium Resources Ltd.
(Registrant)

November 14 , 2014	/s/ Alan C. Benjamin
Date	Alan C. Benjamin
Chief Executive Officer
(Principal Executive Officer)

November 14 , 2014	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

