Form 10-K
period 2014-12-31
SMG Indium Resources Ltd.
filed 2015-03-27
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-54391

SMG INDIUM RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 LaGuardia Ave.,
Staten Island, New York, 10314	(347) 286-0712
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share	Warrants	Units
(Title of Class)	(Title of Class)	(Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2014 was $8,834,616.

The number of shares of the registrant’s common stock outstanding as of March 27, 2015 was 1,883,639.

Documents Incorporated by Reference

None

SMG Indium Resources Ltd.

Annual Report on Form 10-K

For the Year Ended December 31, 2014

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

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.   All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of the document incorporated by reference in this Annual Report on Form 10-K, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors included herein under Item 1A “Risk Factors.”

PART I

Item 1.           Business

Introduction

We were incorporated under the laws of the State of Delaware on January 7, 2008.  Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders.

From time to time, we also lent, leased and sold indium when management believed it was advantageous. In December 2013, our board of directors authorized management to sell our entire stockpile of indium in 2014 based on prevailing market conditions. We currently do not anticipate purchasing any additional indium. As of December 31, 2014, we have sold all of the indium from our stockpile. As a result, we will no longer be in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2014, we purchased 6,678,358 shares of our common stock (representing 78% of our then issued and outstanding shares of common stock) in a tender offer (the Offer) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders. Shares having an aggregate purchase price of more than approximately $16.1 million were properly tendered and not properly withdrawn. There are 1,883,639 shares of our common stock outstanding after the Offer.

Prior to December 31, 2014, we owned a stockpile of the metal indium. We insured and physically stored our stockpile that was not being held at a customer location, in reputable, adequately capitalized and insured third-party warehouses or storage facilities located in the United States. These third-party facilities provided storage and safeguard of our indium inventory, insurance, handled the transfer of our indium inventory in and out of the facility, visual inspections, spot checks, arranged and facilitated independent third-party random assays, confirmation of deliveries to supplier packing lists, and reporting of transfers of inventory to us. We utilized facilities that meet our requirements that are either: (i) located closest in proximity to our indium suppliers in order to reduce transportation fees or (ii) located closest in proximity to our corporate headquarters or satellite offices in order to facilitate our ability to inspect our inventory and reduce future corporate expenses associated with travel. From inception through December 31, 2014, Specialty Metals Group Advisors LLC, referred to herein as the Manager, which was a related party, engaged an insured, secure facility in New York owned and operated by Brink’s Global Services U.S.A., Inc. or Brink’s, a bonded warehouse, to store our stockpile. Our chief executive officer or our chief operating officer inspected the facilities at least once per year. At December 31, 2013, we had 31,655 kilograms of indium of which 24,640 kilograms were stored at Brinks. As of December 31, 2014, we had no inventory of indium.

At December 31, 2014, we had approximately $4.8 million in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $450 thousand in 2015 while the Company reviews its strategic options. Accordingly, we believe that we have sufficient funds to sustain operations for at least the next year.

We had a Management Services Agreement referred to herein as MSA with the Manager, whose principals are our officers and our directors. The fees paid to the Manager in 2014 and 2013 aggregated $652 thousand and $627 thousand, respectively.

Under the MSA, as amended, the Manager:

•	first and foremost, purchased and stockpiled indium ingots with a minimum purity level of 99.99 % on our behalf;

•	negotiated storage arrangements for our indium stockpile in warehouses or third-party facilities located in the United States;

•	made sure the stockpile was fully insured by either the storage facility’s insurance policy, a separately purchased insurance policy, or both;

•	purchased insurance on standard industry terms to insure the indium which we owned during its transportation to and from the storage facility and in some cases required the customer to acquire insurance in our name when it was located at a customer’s location;

•	was responsible for conducting limited inspections of the indium delivered to us;

•	lent, leased and/or sold indium from our stockpile, based on market conditions;

•	published on our Web site the spot price of indium, our NMV and the quantity of indium held in inventory on a bi-weekly basis.

In 2015, management services are provided under an arrangement with Nano-Cap Advisors LLC (Nano) in which Ailon Z. Grushkin, our chairman of the board, president and chief executive officer is the sole shareholder. Under the arrangement, which was approved by the Company’s board of directors, we agreed to pay Nano $90,000 in 2015 to provide management services and office space.

We are not legally prohibited from pursuing other business strategies pursuant to our certificate of incorporation, as amended, or any other corporate document. We will promptly notify stockholders of any modifications to our stated business plan. Our operations have been limited to purchasing, stockpiling, lending or leasing the metal indium. Recently, we sold our entire indium stockpile. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company, which would require approval of our board of directors and, in certain circumstances, may require stockholder approval.

Customers

We sold our stockpile of already mined and processed indium ingots with a minimum purity level of 99.99%, known as 4N or four nines grade. Based on common industry knowledge and our established indium industry relationships, we determined which companies are regular indium industry consumers and or middlemen between suppliers and end users. We sold to companies such as Aim Specialty Materials, Indium Corporation of America, Umicore Indium Products Co. Ltd., and Vital Materials Co., Limited because they are regular industry consumers or middlemen between suppliers and end users. They are all well known within the industry and have well established reputations. We also considered metal trading houses listed in our ‘‘Competition’’ section like, 5N Plus Inc., Traxys North America LLC, Wogen PLC, etc. that have years and in some cases, decades of experience within the industry as regular indium industry participants and potential customers. An established regular indium industry participant list does not exist.

Indium is primarily consumed by end users located outside of the United States. Our customers primarily took delivery of indium in Asia. In 2014 and 2013, approximately 87% and 72%, respectively, of our sales were in Asia.

Indium Price Trends

In 2014, the annual average price of indium, as published by Metal Bulletin and posted on Bloomberg L.P., increased from $594 per kilogram at the end of 2013 to $718 per kilogram in 2014, an increase of 20.9%. In 2014, indium traded in a range from $630 per kilogram to $780 per kilogram and ended the year at $667.50 per kilogram, which represented a decrease of 1.1% from $675 per kilogram at the end of 2013.

 Accounting for Direct Sales, Lending and Lease Transactions

From time to time we entered into ‘‘direct sales” ‘‘lending’’ and/or “lease” transactions. Under a “direct sale” transaction, the Company recorded revenue when there was pervasive evidence that an arrangement existed, delivery had occurred, the price was fixed or determinable and collectability was reasonably assured. Cost of sales was recorded for the indium carrying value based on specific-identification method. Allowances, if any, were recorded based on management’s best estimate for uncollectible accounts. There was no right of return.

A typical loan contract would be for terms of less than a year. As a lender, we negotiated an Unconditional Sale and Purchase Agreement (‘‘USPA’’) with a prospective borrower. In indium lending transactions, we exchanged a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership passed to the purchaser/counterparty in the lending transaction. We simultaneously entered into an agreement with such counterparty in which we unconditionally committed to purchase, and the counterparty unconditionally committed to sell, a specified tonnage and purity of indium that was to be delivered to us at a fixed price and at a fixed future date in exchange for cash (the USPA). In some cases, the USPA contained terms providing the counterparty with disincentives penalty fees for nonperformance of the return of indium to the Company as a means to assure our future supply of indium. We accounted for USPA transactions on a combined basis (sale and purchase) and recorded other income based on the specific terms of any arrangements. We disclosed any unconditional purchase obligations under these arrangements. In certain circumstances, we chose to amend the USPA and sold the indium directly to the counterparty at a negotiated price rather than have them return the indium to us.

Indium lease transactions were generally for a period of less than one year. Under the lease, a specified amount of indium was leased to the customer for a period of time. At the end of the lease, the lessee was obligated to return indium of the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income was recorded as other income over the term of the lease. In certain transactions, we chose to amend the transaction and sold the indium directly to the lessee at a negotiated price rather than have the lessee return the indium to us.

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

FPDs, LCDs and LEDs

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

Other Uses

Indium is also used to manufacture low-melting-temperature alloys, semiconductors, electroluminescent panels, low pressure sodium lamps, control rods for nuclear reactors and in medical imaging to monitor activity of white blood cells.

Employees

We have no full-time employees. Our chief executive officer and president provides services to us on a part time basis under an agreement with Nano. Our chief financial officer is a part-time employee and our administrative assistant is a part-time independent contractor. Prior to 2015, our chief executive officer, president and chief operating officer provided services to us through the Manager.

Corporate Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act have been filed with the Securities and Exchange Commission, or SEC. Such reports and other information that we file with the SEC are available on our Web site at http://www.smg-indium.com when such reports are available on the SEC Web site. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Ailon Grushkin, SMG Indium Resources Ltd., by calling (347) 286-0712.

The public may also read and copy the materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC. The contents of these Web sites are not incorporated into this filing.

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

Factors That May Affect Our Business and Results of Operations

We currently have no operating business.

We currently have no operating business or plans to develop one. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us. Since December 31, 2014, our efforts have been limited to meeting our regulatory filing requirements and searching for strategic alternatives.

One of our principal stockholders controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

William C. Martin, a member of our board of directors and, through an entity he controls, a member of our Manger, beneficially owns approximately 42.0% of our outstanding common stock with voting rights through a wholly owned entity Raging Capital Master Fund, Ltd. (formerly Raging Capital Fund L.P and Raging Capital Fund (QP), L.P) and his Individual Retirement Account. This percentage ownership does not take into consideration the potential exercise of any stock options and warrants controlled by William C. Martin either individually or through his affiliates. Mr. Martin is able to influence the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant influence over our management, policies and corporate strategies. The interests of Mr. Martin and our stockholders’ interests may not always align, and taking actions, which require stockholder approval, such as selling the company, may be controlled by Mr. Martin if he agrees with the strategy, or may be more difficult to accomplish if he disagrees with the strategy. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. Furthermore, in the event that Mr. Martin elects to sell a significant portion of his interest in the Company, such sale may materially affect the Company and our stock price could decrease.

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

An active public market for our common stock or warrants has not developed or been sustained since our IPO. The market price of our securities has declined below the IPO price. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	our announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of securities; and

•	changes in financial estimates by securities analysts.

In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Securities litigation could result in substantial costs and divert management’s attention and resources.

We may issue additional shares of our common stock that would result in a dilution of our stockholders.

We are authorized to issue up to 25,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Currently, there are 15,038,260 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of 6,753,101 outstanding warrants, 845,000 shares reserved under our stock option plan, and 480,000 shares reserved for issuance under unit purchase options and related warrants granted to the underwriters in our IPO). Although we currently have no commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock to obtain future financing.

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

Our expenses are funded from cash on hand. Once such cash available has been spent, we will be required to generate cash resources from debt incurrence or the sale of additional equity securities. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. We may not be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock, stockholders may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants, which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities in connection with the operation of our business.

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

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. We have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to comply with our undertaking. We may not be able to comply with such undertaking. In addition, we agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Due to the fact that the exercise price of the warrants is 319% higher than the trading price of our common stock at December 31, 2014, we have not filed a current registration statement for the warrants.

We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our senior executive officer, Ailon Z. Grushkin, our chairman of the board, chief executive officer and president. The loss or unavailability of the services of this individual for any significant period of time would have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we have not purchased any key- man insurance for our executive officer.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest regarding the amount of time such officers and directors devote to our affairs, which could affect our business.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended, and are not required to register under such act. Consequently, stockholders do not have the regulatory protections provided to investors in investment companies. We will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the Commodity Futures Trading Commission (CFTC). Furthermore, we are not a commodity pool for purposes of the CEA, and we are not subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with our securities. Consequently, stockholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Risks Related to Our Common Stock and Warrants

It is uncertain as to whether we will continue to pay any cash distributions on our common stock in the foreseeable future.

During 2013, we made cash distributions to our stockholders aggregating $1.50 per share. In 2014, we tendered for 78% of our outstanding common stock for an aggregate purchase price of approximately $16.1 million. Any future determination to make cash distributions to stockholders will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. At this time, we do not anticipate making any future cash distributions. The Company’s Board of Directors, however, may consider paying dividends in the future once it has evaluated potential strategic options for the business. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

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

As of December 31, 2014, we have outstanding warrants and options to purchase up to 7,298,700 shares of common stock issued and outstanding. In addition, we have 480,000 shares underlying the unit purchase options (“UPOs”) that have not yet been exercised. The sale or even the possibility of sale of the shares of common stock underlying the warrants and such options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, holders may experience dilution to their holdings.

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

The SEC has adopted regulations that generally define a ‘‘penny stock’’ to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of in excess of $2 million, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of in excess of $5 million, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6 million for the preceding three years. Unless an exception is available, the regulations require, that prior to any transaction involving a penny stock, a risk disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks.

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

Item 1B.         Unresolved Staff Comments

None.

Item 2.           Properties

We maintain our principal executive offices at 176 LaGuardia Ave., Staten Island, New York 10314 under an arrangement with Nano-Cap Advisors LLC for management services.

Item 3.           Legal Proceedings

There are no legal proceedings currently pending or, to our knowledge, threatened against us.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock and warrants are quoted on the OTC Bulletin Board and/or the marketplace operated by Pink OTC Markets Inc. (“OTCQB”) under the symbols “SMGI” and “SMGIW.” The following table sets forth the high and low sales prices for our units, common stock and warrants, as reported by the OTCQB.

Quarterly Price Ranges

	Common Stock*		Warrants
Quarter Ended	High	Low	High	Low
March 31, 2014	$2.30	$1.67	$0.14	$0.08
June 30, 2014	$2.25	$2.00	$0.10	$0.03
September 30, 2014	$2.33	$1.85	$0.06	$0.03
December 31, 2014	$2.42	$1.75	$0.05	$0.01

March 31, 2013	$1.35	$1.35	$0.10	$0.10
June 30, 2013	$1.87	$1.35	$0.10	$0.03
September 30, 2013	$1.68	$1.46	$0.20	$0.07
December 31, 2013	$2.14	$1.57	$0.15	$0.06

As of March 19, 2015, the closing sales price of our common stock and warrants on the OTC Bulletin Board was $2.00 and $0.01, respectively. As of March 19, 2015, there were approximately 190 stockholders of record of our common stock.

* As published on Bloomberg, adjusted to reflect the three special cash distributions paid in 2013 totaling $1.50 per share of common stock.

Dividend Policy

We paid $1.50 per share in cash distributions to our stockholders in 2013 for an aggregate amount of $12.9 million of which approximately $0.13 per share was an ordinary dividend on our common stock for tax purposes. There were no such distributions in 2014. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. At this time, we do not anticipate paying any future dividends. The Company’s board of directors, however, may consider paying dividends in the future once it has evaluated potential strategic options for the business.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (October 1 - October 31)	-	-	-	-
Month #2 (November 1 - November 30)	-	-	-	-
Month #3 (December 1 - December 31)	6,678,358	$2.41	-	$-

(1)	In December 2014, we purchased 6,678,358 shares of our common stock (representing 78% of our outstanding shares) in a tender offer for an aggregate purchase price of approximately $16.1 million or $2.41 per share. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders.

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

Overview

We were incorporated under the laws of the State of Delaware on January 7, 2008.  Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. We also lent, leased and sold indium when management believed it was advantageous. In December 2013, our board of directors authorized management to sell our entire stockpile of indium in 2014 based on prevailing market conditions. As a result, we currently do not anticipate purchasing any additional indium. As of December 31, 2014, we have sold all of the indium from our stockpile. As a result we will no longer be in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2014, we purchased 6,678,358 shares of our common stock (representing 78% of our outstanding shares of common stock) in a tender offer (the “Offer”) for an aggregate purchase price of approximately $16.1 million or $2.41 per share. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders. Shares having an aggregate purchase price of more than approximately $16.1 million were properly tendered and not properly withdrawn. There are 1,883,639 shares of our common stock outstanding after the Offer and, at December 31, 2014, we have $4.8 million in cash and cash equivalent.

As of December 31, 2013, we owned approximately 31.7 mt of indium for an aggregate cost of approximately $14.3 million. During 2014, we sold our entire stockpile including approximately $0.9 million of inventory that was originally under a unconditional sales and purchase agreement and was classified as inventory repurchase right in the accompanying balance sheet at December 31, 2013. As a result, as of December 31, 2014 we had no indium inventory.

Our expenses will be required to be satisfied by cash on hand at December 31, 2014 of approximately $4.8 million. Cash on hand is expected to be sufficient to satisfy our estimated expenses of approximately $450 thousand in 2015. We may seek to raise additional capital to cover our corporate strategies through potentially dilutive equity offerings or debt financing.

In 2014, the annual average price of indium, as published by Metal Bulletin and posted on Bloomberg L.P., increased from $675 per kilogram at the end of 2013 to a range of $630 to $780 per kilogram in 2014 and ended 2014 at $667.50 per kilogram, a decrease of 1.1%. In 2013, indium traded in a range from $450 per kilogram to $720 per kilogram and ended the year at $675 per kilogram, which represented an increase of 39% from $485 per kilogram at the end of 2012.

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see Notes to Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Financial Statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Common Stock Purchase Contracts, (3) Share-Based Payment Arrangements, (4) Inventory of the Metal Indium, (5) Income Taxes and (6) Accounting for Direct Sales, Lease and Lending Transactions. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance did not impact our financial position or results of operations.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating strategic options for us and, subsequent to December 31, 2014, we have no revenue stream. We will evaluate the effect that ASU 2014-09 has on its financial statements and related disclosures and the transition method when and if we will have future revenues.

Results of Operations

Year 2014 compared to Year 2013

The results of operations for the years ended December 31, 2014 and 2013 are as follows:

	For the Year Ended December 31,
	2014	2013
Net sales	$21,083,763	$9,505,044
Cost of sales	15,261,816	7,420,792
Gross profit	5,821,947	2,084,252

Operating costs:
Operating expenses - Manager - related party	651,565	626,565
Other selling, general and administrative expenses	400,030	607,048
Total operating costs	1,051,595	1,233,613

Operating income	4,770,352	850,639

Other income:
Interest income	18,165	14,882
Other income	60,017	141,501
Net income before income taxes	4,848,534	1,007,022
Income tax expense	(90,000)	(25,000)
Net income	$4,758,534	$982,022

Net Income Per Share
Basic	$0.59	$0.11
Diluted	$0.59	$0.11

Weighted Average Number of Shares Outstanding
Basic	8,013,091	8,781,501
Diluted	8,013,926	8,811,016

Year ended December 31, 2014 compared to the year ended December 31, 2013

For the year ended December 31, 2014, net sales were approximately $21.1 million compared to approximately $9.5 million in the comparable period in 2013. The lower sales in the 2013 period were primarily due to the fact that we did not begin selling indium until the third quarter of 2013. Previously, we were stockpiling the metal indium. Cost of sales was approximately $15.3 million resulting in gross profit of approximately $5.8 million or 28% in 2014. During the year ended December 31, 2013, cost of sales was approximately $7.4 million, resulting in a gross profit of approximately $2.1 million, or 22%. The higher gross profit margins in 2014 were due primarily to higher selling prices as a result of the increase in the spot price of indium in 2014. We do not expect any additional sales of indium after December 31, 2014, as we sold our entire remaining indium stockpile in 2014 and we are no longer purchasing indium. We have exited the indium business and we have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

 For the year ended December 31, 2014, total operating expenses were approximately $1.1 million. For the comparable period in 2013, total operating costs were approximately $1.2 million, representing an 8% decrease.  The decrease was due principally to lower storage and professional fees in 2014. Based on our current business plan, we expect that our normal annual cash expenses will approximate $450 thousand in 2015. In 2014, other income decreased approximately $82 thousand when compared to 2013 due primarily to lower income recorded on indium lease and USPA transactions in 2014. There have been no lease or USPA transactions entered into after the end of 2013, and we do not expect any lease or USPA transactions in the future. At December 31, 2013, we were contractually obligated to repurchase approximately $1.0 million of indium in the first quarter of 2014 under a USPA. In January 2014, the counterparty decided to buy the indium under the USPA for a current purchase price negotiated between the parties.

Income taxes of approximately $90 thousand were provided for during the year ended December 31, 2014, primarily for the alternative minimum tax on net income that is not offset by our net operating losses. As described below, income taxes were lower during the 2013 period due to the fact the net income was lower in 2013.

Net income was approximately $4.8 million for the year ended December 31, 2014 (or $0.59 per basic and diluted share) compared to net income of approximately $1.0 million (or $0.11 per basic and diluted share) in the comparable period ended December 31, 2013. The improvement of $3.7 million in net income was due primarily to the higher gross profit on sales in the 2014 period. The basic weighted average number of shares of common stock outstanding was 8,013,091 in 2014 compared to 8,781,501 in the comparable period in 2013. The decrease in weighted average shares in 2014 was due to the purchase of shares of common stock under the Tender Offer in December 2014 and under our stock repurchase program.

GAAP vs. Non-GAAP Disclosure

We used the term NMV in the past when we discuss the value of our indium holdings. We will no longer use the term NMV since we have liquidated our entire indium stockpile. We defined the term NMV as the product of multiplying the number of kilograms of indium held by us at any given point by the spot price for indium as published by the Metal Bulletin as posted on Bloomberg L.P., plus cash and our other assets, less any liabilities.  The use of the term NMV was a non-GAAP financial measurement. A reconciliation of the Non-GAAP NMV to the GAAP historical net book value at December 31, 2013 was as follows:

U.S. GAAP net book value	$16,063,538
Excess of indium at the spot price over GAAP book value	6,105,148
NMV	$22,168,686

Our NMV at December 31, 2013 was calculated using the spot price of indium of $675 per kilogram at December 31, 2013.

The reason why the Company relied on this term is because:

•	it is a measurement of the current value of our indium holdings at any given point and thus is a primary factor in evaluating the general liquidity of the Company should the Company ever decide to sell any or all of its indium holdings;

•	it provides the greatest transparency to our stockholders in evaluating how we are doing relative to the indium purchased by us when compared to the current market prices for indium as published by Metal Bulletin on Bloomberg L.P.;

•	to internally evaluate the performance of the Manager, a related party, who is entitled to a management fee based upon the NMV metric each month;

•	to provide additional disclosures about the value of our indium holdings and the potential impact that such value would have on our operating results on a true period-to-period basis in terms of the market value of such indium holdings;

•	it provides the most useful tool for stockholders and potential investors to evaluate how management has done in terms of the indium purchased versus the NMV at any given point;

•	it more readily provides a market value metric that may be useful in analyzing trends or other market conditions that a historical cost presentation might not; and

•	it provides a meaningful liquidity measurement for our indium stockpile.

Liquidity and Capital Resources

Since our inception and through December 31, 2014, we have incurred accumulated deficits of approximately $5.7 million of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. At December 31, 2014, we have working capital of approximately $4.6 million. This represents a decrease of approximately $11.4 million from the working capital of approximately $16.1 million at December 31, 2013. The decrease in working capital was primarily due to a decrease of approximately $14.3 million of indium inventory which was sold in 2014 offset in part by an approximate $2.7 million increase in cash.

As of December 31, 2014, we have cash and cash equivalents of approximately $4.8 million compared to cash and cash equivalents of approximately $2.1 million at December 31, 2013. The increase of approximately $2.7 million was due primarily to approximately $18.9 million in cash from operations offset in part by $16.2 million of cash used in our December 2014 Offer for its shares of our common stock, including expenses of the Offer. We believe that the cash and cash equivalents at December 31, 2014 should be sufficient to pay our operating expenses for at least the next year, which we currently estimate to be approximately $450 thousand annually.

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

Discussion of Cash Flows

The Company’s cash flow activity was a follows:

	For the Year Ended December 31,
	2014	2013

Net cash provided by operating activities	$18,900,619	$9,498,817
Net cash used in financing activities	(16,193,792)	(13,560,292)
Net increase (decrease) in cash and cash equivalents	$2,706,827	$(4,061,475)

Cash Flows Used in Operating Activities

The net cash provided by operations of approximately $18.9 million in 2014, principally represented cash received from sales of indium less $1.0 million in sales under the USPA that was paid for in 2013 and less operating expenses. In 2013, cash provided by operations of approximately $9.5 million principally represented cash received from sales of indium.

Cash Flows from Investing Activities

There was no cash provided by or used in investing activity in 2014 and 2013.

 Cash Flows from Financing Activities

The net cash used in financing activities in 2014 was due to our purchase of shares of our common stock under the Tender Offer including expenses of the offering. The net cash used in financing activities in 2013 was due to approximately $12.9 million in cash distributions to stockholders and approximately $0.7 million in purchases of treasury shares.

 Indium Inventory

Our activity from 2010 to 2013 was centered on purchasing indium. From inception, the Manager, a related party, purchased on our behalf approximately 47.0 metric tons (mt) of indium. As of December 31, 2013, we owned 31.7 mt of indium in inventory at an aggregate cost of $14.3 million. All of the indium that we owned at December 31, 2013 was sold in 2014. The majority of our indium stockpile was metal of Chinese origin with a purity level of 99.995%, or 4N5.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

We have no contractual commitments.

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 8.           Financial Statements and Supplementary Data

Our financial statements and notes thereto are set forth in this annual report on Form 10-K on pages F-1 through F-14.

Item 9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at December 31, 2014, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on its evaluation, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the company’s internal controls over financial reporting by our registered public accounting firm.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors, Executive Officers, and Corporate Governance

Listed below are the names of the directors, executive officers and significant employees of the Company, their ages as of March 27, 2015 and positions held:

Name	Age	Position

Ailon Z. Grushkin	42	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer
Mary E. Paetzold	65	Chief Financial Officer
Frederick C. Wasch	44	Director
Fred Arena	60	Director
Allan J. Young	58	Director
William C. Martin	37	Director

Messrs. Wasch and Young were presented to the Governance and Nominating Committee of the Board by Raging Capital Management LLC. Other than the foregoing, there are no arrangements or understandings pursuant to which either of Messrs. Wasch or Young was selected as a director. There are no other arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

None of the Company’s directors or executive officers have been involved, in the past ten years and in a manner material to an evaluation of such director’s or officer’s ability or integrity to serve as a director or executive officer, in any of those “Certain Legal Proceedings” more fully detailed in Item 401(f) of Regulation S-K, which include but are not limited to, bankruptcies, criminal convictions and an adjudication finding that an individual violated federal or state securities laws.

Ailon Z. Grushkin has been our President and Director since our inception and was a member of our Manager through December 31, 2014. Currently, he is our Chief Executive Officer, President and Chairman of the Board under an arrangement with Nano-Cap Advisors LLC, for which he is the sole member. He is the Managing Member of the General Partner of the Nano-Cap New Millennium Growth Fund LP., a micro-cap focused hedge fund he founded in January 2000. He is also currently the Managing Member of the AZG Tangible Assets Fund LLC., a commodities based hedge fund he launched in January 2004. From 1996 to 2011, Mr. Grushkin was also the General Partner of the Nano-Cap Hyper Growth Partnership L.P., a hedge fund he founded in 1996. From 1990 to 1996, Mr. Grushkin worked or interned at Merrill Lynch Futures Investment Partners (‘‘MLFIP’’), Thompson McKinnon Securities, Prudential Securities and Sumitomo Bank Ltd. At these firms, he held various positions including assistant commodity trader, commodity trading advisor analyst and assistant derivatives trader. Mr. Grushkin’s experience purchasing and taking delivery of minor physical metals for his own personal investment, as well as his experience managing the AZG Tangible Assets Fund LLC, a fund dedicated to investing in commodities and equities linked to commodities, enables him to provide our Board with valuable insights relating to our business model. Mr. Grushkin is a graduate of the John M. Olin School of Business at Washington University in St. Louis with a Bachelor of Science in Business Administration.

Mary E Paetzold has been our Chief Financial Officer since July 2011. Ms. Paetzold is a Certified Public Accountant with over 35 years of experience with the audit, accounting, internal control and finance functions of public and private companies. From 2002 to the present, Ms. Paetzold has served as a director, chairman of the audit committee, and member of the compensation, nominating and governance committees for Immunomedics, Inc., a publicly traded biotechnology company. From 2003 to 2011, she served as a director and chairman of the audit committee of Orthovita Inc., a publicly traded orthobiologics and biosurgery company that was acquired by Stryker Corporation in June 2011. From January 2008 to December 2008, she was an adjunct professor at the Cameron School of Business at the University of North Carolina at Wilmington. From 1994 through February 2000, she served as Vice President, Chief Financial Officer and Director (1996-1997) of Ecogen Inc, a publicly traded agricultural biotechnology company. From 1973 to 1994, Ms. Paetzold practiced with KPMG Peat Marwick, LLP, predecessor to KPMG, LLP, serving as an audit partner from 1984 to 1994. Ms. Paetzold's extensive experience serving as a Certified Public Accountant, audit partner, Chief Financial Officer and the chairman of various audit committees for publicly traded companies qualifies her to serve as the Company's Chief Financial Officer. Ms. Paetzold has a Bachelor of Arts in Mathematics from Montclair State University and received her certification from the New Jersey Board of Accountancy in 1977. She is a member of the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

William C. Martin has been a director since January 2010 and, through RCM Indium, LLC, was a member of our Manager through December 31, 2014. RCM Indium, LLC’s members are Raging Capital Management, LLC and Raging Capital Fund (QP), LP. Mr. Martin is currently the Chairman and Chief Investment Officer of Raging Capital Management, LLC, a private investment partnership based near Princeton, New Jersey that was founded in 2006. As an entrepreneur, Mr. Martin has co-founded a number of financial information and media companies, including RagingBull.com in 1997, Indie Research, LLC in 2002 and InsiderScore.com in 2004. Mr. Martin has invested in and/or advised a number of Internet and institutional financial services companies, including CallStreet, LLC acquired by Factset Research Systems, Inc. (NYSE: FDS), ByteTaxi, Inc. (dba: FolderShare), acquired by Microsoft, Inc. (NASDAQ: MSFT), Gerson Lehrman Group, Majestic Research Corp., acquired by Investment Technology Group (NYSE: ITG), and Lux Research, Inc. Mr. Martin has also served on two public company boards, including, from 2000 to 2009, Bankrate, Inc., which was acquired by Apax Partners in 2009, and, from 2009 to 2010, Salary.com, Inc., which was acquired by Kenexa (NASDAQ: KNXA) in 2010. Mr. Martin’s extensive experience founding start-up companies as well as his previous and current history serving on the board of directors of publicly traded companies enables him to provide the board with valuable perspectives on governance matters.

Independent Non-Employee Directors

Fred Arena has been a director since January 2008. Mr. Arena is currently the Managing Partner and Chief Operating Officer of Vision Equities LLC, an east coast commercial real estate owner and developer. In his career, he has developed or overseen the asset management of over 80 million square feet of office space. In May 2006, Mr. Arena was brought in by the board of directors of American Financial Realty Trust to create an asset and management division and to help market it for sale, which was consummated in April 2008. From 1999 to 2006, Mr. Arena served as Regional Managing Director of Commercial Real Estate for one of the Goldman Sachs Whitehall Companies. From 1993 through 1999, Mr. Arena was Senior Vice President of Asset Management and General Manager for one of the most prestigious privately owned real estate companies in the northeast. Mr. Arena began his career with Hartz Mountain Industries in the 1980s managing a ten million square foot commercial office portfolio. Mr. Arena serves on the board of directors of the Building Owners & Managers Association (BOMA) New Jersey, and is a member of its Executive Board. He is also a member of the National Association of Industrial & Office Properties (NAIOP). Mr. Arena is qualified to serve on our Board of Directors because of his extensive experience managing a portfolio of over ten million square feet of warehouse buildings in the northeast as well as founding an asset management company that oversaw the management of warehouses. This experience enables Mr. Arena to provide the board with important perspectives on business management and strategic planning. Mr. Arena received his Bachelor of Science in Business Administration and Management from Rutgers University.

Allan J. Young, CFA joined our Board as a director in December 2013. He is currently a Managing Partner at Raging Capital Management, LLC ("Raging Capital"), a private investment partnership based near Princeton, New Jersey, that he joined in February 2006. He has served as a director of A.M. Castle & Co. (NYSE: CAS), a global distribution of specialty metal and plastic products and supply chain services, since March 17, 2015. From May 2003 to January 2006, he served as the Director of Research at RateFinancials, Inc., an independent securities research firm that rates and ranks the financial reporting of public companies. Prior to that, Mr. Young co-founded a Bermuda-based reinsurance company that commenced operations in 1998. From 1983 to 1995, Mr. Young served as Vice President—Investments at Lehman Brothers, where his clients included high net worth individuals, institutional investors, and hedge funds, corporations and merchant banks. Prior to that, Mr. Young was engaged in the practice of law. Mr. Young’s experience enables him to provide the Audit Committee with valuable perspectives on compliance, risk management and public reporting. Mr. Young has a Bachelor of Arts degree in Mathematics from the University of Rochester and a Juris Doctor degree from Washington University in St. Louis. He is a Chartered Financial Analyst, a member of the CFA Institute, the New York Society of Security Analysts, and the New York State Bar Association.

Frederick C. Wasch joined our Board as a director in December 2013. He has served as the Chief Financial Officer of Raging Capital Management, LLC (“Raging Capital”), a private investment partnership based near Princeton, New Jersey, since April 2011.  He leads Raging Capital’s financial, compliance, operational and organizational functions, and participates in the firm’s investor communications.  Prior to Raging Capital, Mr. Wasch was an independent financial strategy consultant and served as interim Chief Financial Officer at a number of companies in New York. Prior to his consulting work, Mr. Wasch co-founded CallStreet, now FactSet CallStreet, LLC ( www.callstreet.com ), a leading provider of transcripts of earning conference calls.  He led CallStreet’s financing effort and was responsible for all business development activities. CallStreet was successfully sold to FactSet Research Systems (NYSE: FDS) in May of 2004. Prior to CallStreet, he spent five years at Hambrecht & Quist, an investment bank, in its venture capital group where he focused on companies in software, communications and the Internet. This experience enables Mr. Wasch to provide our Board with important insights on business and strategic planning opportunities. While at Hambrecht & Quist, Mr. Wasch was active in sourcing, evaluating and executing on new investment opportunities and served on the board of a number of portfolio companies in the enterprise software and hardware industries.  Mr. Wasch graduated from Princeton University with a Bachelor of Arts degree in Political Economy and received a Masters in Business Administration/Finance from Columbia Business School.

Board Composition

Our certificate of incorporation, as amended, and bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. We currently have five directors with each director serving a one-year term. At each annual meeting of stockholders, the successors to the directors will be elected to serve until the next annual meeting following the election.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board has determined that Messrs. Arena, Wasch and Young are ‘‘independent directors’’ under the NASDAQ independence standards.

Meetings of the Board of Directors

In 2014, the board of directors met once in person and two times telephonically. Each director attended at least 75% of the total number of meetings of the board of directors and all committees of the board on which such director served. All of our directors attended our 2014 annual meeting of stockholders. Directors are encouraged, but are not required, to attend our annual meeting of stockholders.

Board Committees

Our Board currently has three standing committees: Audit Committee, Nominating and Governance Committee, and a Compensation Committee, each of which is described below. All standing committees operate under charters that have been approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee can be found on our Internet site www.smg-indium.com ..

Audit Committee. Our Audit Committee is composed of Fred Arena (Chairman), Frederick Wasch and Allan Young. All members of our Audit Committee are independent as defined in the NASDAQ rules. In addition, the Board of Directors has determined that Fred Arena satisfies the SEC’s criteria for an “audit committee financial expert.” The Audit Committee met four times telephonically during 2014. Each committee member was present for at least 75% of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee. Our Audit Committee oversees our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed annually) and performs several functions.

The Audit Committee’s primary functions are:

•	assist the Board in monitoring the integrity of our financial statements;

•	appoint and retain the independent registered public accounting firm to conduct the annual audit and quarterly reviews of our financial statements and review the firm’s independence;

•	review the proposed scope and results of the audit and discuss required communications in connection with the audit;

•	review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered;

•	review accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff;

•	meet regularly with the independent registered public accounting firm without management present;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	review, pass on the fairness of, and approve “related-party transactions” as required by and in conformance with the rules and regulations of Nasdaq or the SEC;

•	establish procedures for the identification of management of potential conflicts of interest, and review and approve any transactions where such potential conflicts have been identified; and

•	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee. Our Compensation Committee is composed of Fred Arena, Frederick Wasch (Chairman) and Allan Young. The Compensation Committee did not meet during 2014 and has a charter that is reviewed annually. Our Compensation Committee’s primary functions are:

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

Decisions regarding executive compensation are ultimately determined by the Board upon recommendations of the Compensation Committee, which reviews a number of factors in its decisions, including market information about the compensation of executive officers at similar-sized companies within our industry and geographic region, and recommendations from our Chief Executive Officer. The Compensation Committee may consult external compensation consultants to assist with the recommendation of executive compensation. The Compensation Committee did not utilize the services of an external compensation consultant in 2014.

Non-executive director compensation is determined by the entire Board after review and approval by the Compensation Committee. For further information regarding the 2014 director compensation program, please see “Director Compensation” below.

Nominating and Governance Committee. Our Nominating and Governance Committee is composed of William Martin (Chairman), Fred Arena, Frederick Wasch and Allan Young. The Nominating and Governance Committee did not meet in 2014. The Nominating and Governance Committee has a charter, which is reviewed annually.

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

The Nominating and Governance Committee recommends to the Board of Directors candidates for nomination to the Board of Directors. When considering individuals to recommend for nomination as directors, our Nominating and Governance Committee seeks persons who possess the following characteristics: integrity, education, commitment to the Board of Directors, business judgment, relevant business experience, diversity, reputation, and high performance standards. While the Board values a diversity of viewpoints and backgrounds, it does not have a formal policy regarding the consideration of diversity in identifying director nominees. The Nominating and Governance Committee may engage the services of third party search firms to assist in identifying and assessing the qualifications of director candidates. During 2014, the Nominating and Governance Committee did not pay any fees to third parties to assist in the identification of Director nominees.

The Nominating and Governance Committee will consider recommendations for director candidates from stockholders, provided that the stockholder submits the director nominee and reasonable supporting material concerning the nominee by the due date for a stockholder proposal to be included in the Company’s Proxy Statement for the applicable annual meeting as set forth in Section 2.14 of the Company’s Bylaws and the rules of the SEC then in effect.

The Nominating and Governance Committee will consider properly and timely submitted director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to the Company's headquarters' address, Attn: Ailon Grushkin. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors evaluates its leadership structure and role in risk oversight on an ongoing basis. Currently, Ailon Grushkin serves as Chairman of the Board, President and Chief Executive Officer. Our Board of Directors determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company and other relevant factors. After considering these factors, our Board of Directors has determined that the role of Chairman of the Board of Directors, Chief Executive Officer and President, is an appropriate board leadership structure for our company at this time.

The Board of Directors is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s board leadership structure supports this approach. Through our President, and other members of management, the Board of Directors receives periodic reports regarding the risks facing the Company. In addition, the Audit Committee assists the Board of Directors in its oversight role by receiving periodic reports regarding our risk and control environment.

Corporate Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics which is reviewed annually. The text of our Code of Conduct and Ethics, which applies to our officers and each member of our Board, is posted in the “Corporate Governance” section of our Web site, www.smg-indium.com .. We intend to satisfy 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our Web site, www.smg-indium.com . A copy of our Code of Conduct and Ethics is also available in print; free of charge, upon written request to 176 LaGuardia Ave., Staten Island, New York 10314, Attn: Ailon Z. Grushkin.

Item 11.           Executive Compensation

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2014 and 2013 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal year ended December 31, 2014 (collectively, the “named executive officers”):

Name and principal position	Year	Salary ($) (1) (2)	Bonus ($)	Stock awards($) (3)	Option awards($) (3)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (2)	Total ($)
Specialty Metals	2014	0	0	0	0	0	0	651,565	651,565
Group Advisors,	2013	0	0	0	0	0	0	626,565	626,565
LLC (Manager) (2)

Alan C. Benjamin	2014	0	0	0	0	0	0	156,641	156,641
Chief Executive	2013	0	0	0	0	0	0	156,641	156,641
Officer (principal
executive officer) (2)

Mary E. Paetzold	2014	60,000	25,000	0	5,200	0	0	0	90,200
Chief Financial	2013	60,000	25,000	0	5,900	0	0	0	90,900
Officer (principal
financial and
accounting officer) (1)

Ailon Z. Grushkin	2014	0	0	0	0	0	0	181,641	181,641
President (2)	2013	0	0	0	0	0	0	156,641	156,641

Richard A. Biele	2014	0	0	0	0	0	0	156,641	156,641
Chief Operating	2013	0	0	0	0	0	0	156,641	156,641
Officer (2)

(1)	In July 2012, the Company entered into an arrangement with Ms. Paetzold that provided for cash compensation of $60,000 per year and quarterly five-year options to acquire 5,000 shares of common stock. All options vest at the date of grant and are exercisable at the market value at the date of grant. The Compensation Committee also approved cash bonuses of $25,000 during both 2014 and 2013, respectively. The 2014 and 2013 bonus was paid in January 2015 and 2014, respectively.

(2)	Until December 31, 2014, the Company had a Management Services Agreement with Specialty Metals Group Advisors LLC (“the Manager”). Under the agreement, the Company paid the Manager a fee which aggregated $0.7 million and $0.6 million in 2014 and 2013, respectively. Alan C. Benjamin, Ailon Z. Grushkin, BRACK Advisors LLC, a New Jersey limited liability company controlled by Richard A. Biele, and RCM Indium LLC, an entity controlled by William C Martin, a major shareholder and a director, each own 25.00% of the Manager. The compensation reported for Messrs. Benjamin, Grushkin and Biele in the above table under the heading “All Other Compensation” represents their share of the Manager fee. In 2015, management services are provided under an arrangement with Nano-Cap Advisors LLC where Ailon Z. Grushkin is the sole member.

(3)	Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included in the Company’s Annual Report on Form 10K for the year ended December 31, 2014.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board. Except the employment arrangement with Ms. Paetzold , as described above, we have no employment agreements or arrangements with our named executive officers. Through December 31, 2014, Messrs. Benjamin, Grushkin, Biele and Martin provide services on our behalf through the Manager and were compensated by the Manager out of the management fee paid by us to the Manager pursuant to the Management Services Agreement. In 2015, Mr. Grushkin provides services on our behalf through Nano and is compensated by Nano out of the $90 thousand in fees we pay to Nano.

Director Compensation

We do not pay directors, who are also members of our Manager, any additional compensation for their service as a director. We do compensate our non-executive, independent directors who are not representatives of Raging Capital for their service as directors. Below we show the compensation paid to our non-executive directors in fiscal 2014.

Director Compensation Table

The following table shows the compensation paid to our non-executive, independent directors for their Board service during the year ended December 31, 2014:

Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash ($)	Awards	Awards	Compensation	Compensation	Compensation
	(1)	($) (2)	($) (2)	($)	Earnings ($)	($)	Total ($)

Fred Arena	11,000	-	-	-	-	-	11,000
Fred Wasch (3)	-	-	-	-	-	-	-
Allan Young (3)	-	-	-	-	-	-	-

(1)	For further information, see "Cash Compensation of Board of Directors” below.

(2)	At December 31, 2014, the number of shares of our common stock underlying options held by each of our non-executive directors listed in the table was as follows: Mr. Arena, 23,333.

(3)	Mr. Wasch and Mr. Young, who are representatives of Raging Capital, receive no compensation for their services as directors.

Cash Compensation of Directors

Each of the independent members of our Board who are not representatives of Raging Capital Management, LLC are paid such remuneration for their services as our Board may, from time to time, determine. In 2014, we paid such independent Board members a retainer of $10,000 per year and meeting fees of $1,000 per meeting attended in person (including committee meetings). We also reimburse the members of our Board for out-of-pocket expenses for attending such meetings, and all directors participated in the indemnification arrangements described under the Management Services Agreement, as amended.

Equity Compensation of Directors

Since our initial public offering in 2011, our independent directors have been eligible to participate in our 2008 Long-Term Incentive Compensation Plan, as amended. In 2014 and 2013, we did not grant any stock options to our independent directors.

Outstanding Equity Awards at 2014 Year End

The table below presents outstanding unexercised options, unvested stock and equity incentive plan awards held by each of our executive officers as of December 31, 2014:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Specialty metals Group Advisors LLC(1)	300,000	0	0	4.50	05/09/16	0	0	0	0

Alan Benjamin (1)	100,000	0	0	4.50	5//09/16	0	0	0	0

Ailon Grushkin (1)	100,000	0	0	4.50	5/09/16	0	0	0	0

Richard Biele (1)	100,000	0	0	4.50	5/09/16	0	0	0	0

Mary E	2,500	0	0	4.51	7/22/16	0	0	0	0
Paetzold (2)	2,500	0	0	3.90	10/23/16	0	0	0	0
	2,500	0	0	3.55	12/31/16	0	0	0	0
	2,500	0	0	3.40	4/01/17	0	0	0	0
	5,000	0	0	2.70	7/01/17	0	0	0	0
	5,000	0	0	2.63	10/01/17	0	0	0	0
	5,000	0	0	2.45	1/01/18	0	0	0	0
	5,000	0	0	2.58	3/31/18	0	0	0	0
	5,000	0	0	2.85	6/30/18	0	0	0	0
	5,000	0	0	3.29	9/30/18	0	0	0	0
	5,000	0	0	1.78	1/01/19	0	0	0	0
	5,000	0	0	2.18	3/31/19	0	0	0	0
	5,000	0	0	2.13	6/30/19	0	0	0	0
	5,000	0	0	2.16	9/30/19	0	0	0	0

(1)	Specialty Metals Group Advisors LLC received 150,000 stock options in connection with the exchange of 75,000 shares of common stock in May 2011 and an additional 150,000 stock options received in connection with the exchange of our Note Payable in May 2011. These 300,000 stock options are exercisable at $4.50 per share, vested immediately upon the closing of our initial public offering in May 2011 and expire on May 9, 2016. Alan C. Benjamin, Ailon Z. Grushkin, BRACK Advisors LLC, an entity controlled by Richard A. Biele, and RCM Indium LLC each own 25.00% of the Manager. However, RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin, does not have any ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC. Alan C. Benjamin, Ailon Z. Grushkin and BRACK Advisors LLC, an entity whose managing member is Richard A. Biele, each have beneficial ownership rights to any common stock or stock options owned by or granted to Specialty Metals Group Advisors LLC, as indicated above. Our agreement with the Manager expired on December 31, 2014.

(2)	In July 2011, we entered into an arrangement with Mary E. Paetzold that provided for quarterly five-year options to acquire 2,500 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In June 2012, such arrangement was modified to provide for the quarterly grants of fully vested, five-year options to acquire 5,000 shares of common stock exercisable at the market value at the date of grant.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders
2008 Long-Term Incentive Compensation Plan	1,000,000	$4.72	300,001
Equity compensation plans not approved by security holders	-	-	-
Total	1,000,000	$4.72	300,001

2008 Long-Term Incentive Compensation Plan

In 2008, our Board adopted and our stockholders approved the 2008 Long-Term Incentive Compensation Plan. Under this plan, we may grant incentive stock options, non-qualified stock options restricted and unrestricted stock awards and other stock-based awards. The purpose of the 2008 Long-Term Incentive Compensation Plan is to provide an incentive to attract directors, officers, consultants, advisors and employees whose services are considered valuable to encourage a sense of proprietorship and to stimulate an active interest of such person in our development and financial achievements. As amended in July 2010, a maximum of 1,000,000 shares of Common Stock of which 845,000 shares are reserved for issuance under this plan. The plan expires on January 31, 2018. Our Board has authorized our Compensation Committee to administer our plan. In connection with the administration of our 2008 Long-Term Incentive Compensation Plan, the Compensation Committee, with respect to awards to be made to any person who is not one of our directors, will:

•	determine which employees and other persons will be granted awards under our 2008 Long-Term Incentive Compensation Plan;

•	grant the awards to those selected to participate;

•	determine the exercise price for options; and

•	prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

With respect to stock options or restricted stock awards to be made to any of our directors, the Compensation Committee will make recommendations to our Board as to:

•	which of such persons should be granted stock options, restricted stock awards, performance units or stock appreciation rights;

•	the terms of proposed grants of awards to those selected by our Board to participate;

•	the exercise price for options; and

•	any limitations, restrictions and conditions upon any awards.

Any grant of awards to any of directors under our 2008 Long-Term Incentive Compensation Plan must be approved by our Board. In addition, the Compensation Committee will:

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

Termination of Employment/Relationship

Awards granted under our 2008 Long-Term Incentive Compensation Plan that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death. The Board or a committee of the Board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the Board or a committee of the Board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Incentive Stock Options will, however, terminate no more than three months after termination of the optionee’s employment, twelve months after termination of the optionee’s employment due to disability and three years after termination of the optionee’s employment due to death. The Board or a committee of the Board may permit a deceased optionee’s stock options to be exercised by the optionee’s executor or heirs during a period acceptable to the Board or a committee of the Board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 27, 2015 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person’s name. Percentage ownership is based on 1,883,639 shares of Common Stock outstanding on March 27, 2015.

	Number of	Percentage of
Name of Beneficial Owners (1)(2)	Shares	Common Stock
5% Stockholders
Specialty Metals Group Advisors LLC (3)(4)(14)	314,793	14.42%
Raging Capital Management LLC(11)	2,749,840	71.41%
Raging Capital Master Fund, Ltd. (11)	2,749,840	71.41%
Anchorage Capital Group, L.L.C. (13)	718,340	28.92%
Talara Capital Management, LLC (14)	588,798	25.23%
AC Investment Management LLC (15)	760,951	30.64%
Executive Officers and Directors
Alan C. Benjamin (4)(7)	153,224	7.58%
Ailon Z. Grushkin (4)(8)	240,231	11.47%
Richard A. Biele (4)(9)	131,948	6.58%
Mary E. Paetzold (5)	60,000	*
William Martin (10)(12)	2,763,254	71.53%
Fred Arena (6)	23,333	*
Frederick C. Wasch	-
Allan J. Young	-

All officers and directors as a group (8 persons)(4)(5)(6) (7)(8)(9)(10)(12)	3,371,990	76.34%

*	represents less than 1.0%

(1)	Unless otherwise indicated, the address of each person is SMG Indium Resources, Ltd.176 LaGuardia Ave., Staten Island, New York 10034.

(2)	Except as explicitly set forth in applicable footnotes, all information in this table, including the footnotes thereto, is derived from third party filings made with the SEC, as described in the footnotes. We have not independently verified such information. Unless otherwise indicated, all ownership is direct beneficial ownership.

(3)	Includes 300,000 shares that may be acquired upon the exercise of options to purchase Common Stock.

(4)	Messrs. Benjamin, Grushkin, and BRACK Advisors LLC, a New Jersey limited liability company, whose managing member is Richard A. Biele, may be deemed to beneficially own the shares owned by Specialty Metals Group Advisors by virtue of their respective ownership and control of Specialty Metals Group Advisors LLC. However, RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin, does not have any ownership rights to any Common Stock or stock options owned by or granted to Specialty Metals Group Advisors LLC.

(5)	Includes 70,000 shares that may be acquired upon the exercise of options to purchase Common Stock.

(6)	Includes 23,333 shares that may be acquired upon the exercise of options to purchase Common Stock.

(7)	Includes 100,000 shares that may be acquired upon the exercise of options to purchase Common Stock held by Specialty Metals Group Advisors LLC and 38,112 shares that may be acquired upon the exercise of Common Stock purchase warrants.

(8)	Includes 111,363 shares and 111,363 shares that may be acquired upon the exercise of Common Stock purchase warrants held by the AZG Tangible Assets Fund LLC and A.Z.G. Capital Corp. Profit Sharing Plan. Ailon Z. Grushkin is the Managing Member of the Managing Member of AZG Tangible Assets Fund LLC and retains 100% equity ownership in the Managing Member. Ailon Z. Grushkin is the sole beneficiary of A.Z.G. Capital Corp. Profit Sharing Plan. Also includes 100,000 shares that may be acquired upon the exercise of options to purchase Common Stock held by Specialty Metals Group Advisors LLC.

(9)	Includes 14,056 shares and 14,056 shares that may be acquired upon the exercise of Common Stock purchase warrants held by Richard A. Biele IRA and 9,000 shares held by BRACK Advisors LLC, a New Jersey limited liability company whose managing member is Richard A. Biele and 100,000 shares that may be acquired upon the exercise of options to purchase Common Stock held by Specialty Metals Group Advisors LLC.

(10)	Includes 5,000 shares that may be acquired upon the exercise of options to purchase Common Stock. Includes 7,028 shares and 7,028 shares that may be acquired upon exercise of Common Stock purchase warrants held by William C. Martin SEP IRA, over which Mr. Martin, as a director of the Company and a member of the Manager through his control of RCM Indium LLC, has voting and investment control. Includes 782,492 shares and 1,967,342 shares that may be acquired by the exercise of Common Stock purchase warrants held by Raging Capital Master Fund, Ltd. William C. Martin is the Managing Member of Raging Capital Management, LLC the General Partner of Raging Capital Master Fund , Ltd. William C. Martin retains 100% equity ownership in Raging Capital Management, LLC.

(11)	Includes 782,492 shares and 1,967,342 shares that may be acquired upon the exercise of common stock purchase warrants held by Raging Capital Master Fund Ltd. Raging Capital Management, LLC is the General Partner of Raging Capital Master Fund Ltd. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital Management, LLC.

(12)	RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin, a member of our Board, owns 25% of Specialty Metals Group Advisors LLC. However, RCM Indium, LLC does not have any ownership rights to any Common Stock or stock options owned by or granted to Specialty Metals Group Advisors LLC.

(13)	Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2015 by Anchorage Capital Group, L.L.C. ("Capital Group"), 610 Broadway, 6 th Floor, New York, NY 10012. Also, includes 600,000 shares that may be acquired upon the exercise of Common Stock purchase warrants held by Capital Group. Such shares and warrants are held for the account of Anchorage Capital Master Offshore, Ltd., a Cayman Islands exempted company incorporated with limited liability (“Anchorage Offshore”). Capital Group is the investment advisor to Anchorage Offshore. Anchorage Advisors Management, L.L.C. ("Management") is the sole managing member of Capital Group. Mr. Davis is the President of Capital Group and a managing member of Management and Mr. Ulrich is the Chief Executive Officer of Capital Group and the other managing member of Management.

(14)	Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 17,2015 by Talara Capital Management, LLC, 805 Third Avenue, 20 th Floor, New York, NY 10022, Blackwell Partners, LLC, c/o DUMAC. Inc. 280 S Magnum St., Suite 210, Durham, NC 27701 and David Zusman, c/o Talara Capital Management, LLC 805 Third Avenue, 20 th Floor, New York, NY 10022. Blackwell Partners, LLC and Davis Zusman claim shared voting rights with respect to 98,453 and 139,070 shares, respectively of TalaraCapital Management, LLC shares.

(15)	Based on Schedule 13G/A filed with Securities and Exchange Commission on June 26, 2013 by AC Investment Management LLC, 1350 Avenue of the Americas, Suite 2300, New York, NY 10019. Reflected amount includes our knowledge of the reporting person’s tender of shares of our Common Stock in connection with our Tender Offer consummated in December 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than ten percent of our Common Stock file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2014, all of these filing requirements were satisfied.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2014, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

In December 2014, the Company purchased shares of its common stock in a tender offer (the Offer) for an aggregate purchase price of $16.1 million at a purchase price of $2.41 per share. The Company purchased 6,678,358 shares of its common stock, which represented approximately 78% of the issued and outstanding shares as of the date of the Offer. Our directors and officers participated in the Offer on a prorata basis with other stockholders that participated in the Offer. Such individuals received cash for any common stock they tendered. The following table sets forth the dollar value of the interest of each officer, director and 5% shareholder in the Offer:

Name	Amount
Alan Benjamin	$148,242
Ailon Grushkin	$283,163
Richard Biele	$106,570
William Martin	$7,689,072
Specialty Metals Group Advisors LLC	$145,099
Raging Capital Management LLC	$7,675,475
Raging Capital Master Fund, Ltd.	$7,675,475
Anchorage Capital Group, L.L.C.	$1,160,801
Talara Capital Management, LLC	$1,364,131
AC Investment Management LLC	$965,721

Item 14.	Principal Accounting Fees and Services.

On April 10, 2014, the Audit Committee of the Board approved the appointment of the firm of KPMG LLP (“ KPMG”) to serve as our independent registered public accountant for the year ended December 31, 2014. The independent registered public accountant’s report of KPMG on our consolidated financial statements for the year ended December 31, 2013 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  In the event of a negative vote on this proposal by the stockholders, the Audit Committee may consider whether it is appropriate, either for this fiscal year or in the future, to consider the selection of other independent registered public accounting firms.

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2014	2013

Audit Fees (1):	$83,000	$90,000
Audit-Related Fees:	-	-
Tax Fees (2):	10,000	18,000
All Other Fees:	-	-

Total	$93,000	$108,000

(1)	Audit fees include fees for professional services rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(2)	Tax fees include fees for tax services, including tax compliance.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	Amendment to Certificate of Incorporation (9)

3.3	Amended and Restated Bylaws (6)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

10.1	Form of Warrant Agreement (6)

10.2	Form of Unit Option Purchase Agreement (6)

10.3	2008 Long-Term Incentive Compensation Plan (1)

10.4	First Amendment to Amended and Restated Service Agreement, dated December 9, 2013 (8)

†10.5	Supply Agreement, dated December 10, 2013 (9)

14.1	Amended and Restated Corporate Code of Conduct and Ethics (7)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter (7)

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (7)

99.3	Amended and Restated Compensation Committee Charter (7)

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Filed herewith.

†	Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as an exhibit to Form S-1 on April 7, 2010.

(2)	Previously filed as an exhibit to Amendment No. 1 to Form S-1 on June 4, 2010.

(3)	Previously filed as an exhibit to Amendment No. 2 to Form S-1 on July 9, 2010.

(4)	Previously filed as an exhibit to Amendment No. 3 to Form S-1 on July 14, 2010.

(5)	Previously filed as an exhibit to Amendment No. 4 to Form S-1 on December 15, 2010.

(6)	Previously filed as an exhibit to Amendment No. 5 to Form S-1 on March 10, 2011.

(7)	Previously filed as an exhibit to the Annual Report on Form 10-K on March 23, 2013

(8)	Previously filed as an exhibit to the Current Report on Form 8-K on December 11, 2013.

(9)	Previously filed as an exhibit to the Annual Report on Form 10-K on March 28, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMG INDIUM RESOURCES LTD.

Date: March 27, 2015	By:	/s/ Ailon Grushkin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Ailon Z. Grushkin	Chairman of the Board and President and Chief Executive Officer	March 27, 2015
Ailon Z. Grushkin	(Principal Executive Officer)

/s/ Mary E. Paetzold	Chief Financial Officer	March 27 , 2015
Mary E. Paetzold	(Principal Financial and Accounting Officer)

/s/ Frederick C. Wasch	Director	March 27, 2015
Frederick C Wasch

/s/ Fred Arena	Director	March 27, 2015
Fred Arena

/s/ Allan J. Young	Director	March 27, 2015
Allan J. Young

/s/ William C. Martin	Director	March 27, 2015
William C. Martin

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SMG Indium Resources Ltd.:

We have audited the accompanying balance sheets of SMG Indium Resources Ltd. as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMG Indium Resources Ltd. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 27, 2015

SMG INDIUM RESOURCES LTD.

BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$4,797,122	$2,090,295
Inventory repurchase right	-	943,573
Inventory - indium	-	14,318,244
Prepaid expenses and other current assets	25,616	33,932
Total Assets	$4,822,738	$17,386,044

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including Manager - related-party fee of $0 and $150,131 at December 31, 2014 and December 31, 2013, respectively	$189,258	$298,314
Unconditional sale and purchase agreement repurchase obligation	-	1,001,474
Deferred income	-	22,718
Total Liabilities	189,258	1,322,506

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at December 31, 2014 and December 31, 2013; issued and outstanding none at December 31, 2014 and December 31, 2013	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at December 31, 2014 and December 31, 2013; issued 1,883,639 and 8,832,301 shares at December 31, 2014 and December 31, 2013, respectively; outstanding 1,883,639 and 8,561,997 shares at December 31, 2014 and December 31, 2013, repectively	1,884	8,833
Additional paid-in capital	10,318,409	27,221,563
Accumulated deficit	(5,686,813)	(10,445,347)
Less treasury stock at cost: 0 and 270,304 shares at December 31, 2014 and 2013, respectively	-	(721,511)
Total Stockholders' Equity	4,633,480	16,063,538
Total Liabilities and Stockholders' Equity	$4,822,738	$17,386,044

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013
Net sales	$21,083,763	$9,505,044
Cost of sales	15,261,816	7,420,792
Gross profit	5,821,947	2,084,252

Operating costs:
Operating expenses - Manager - related party	651,565	626,565
Other selling, general and administrative expenses	400,030	607,048
Total operating costs	1,051,595	1,233,613

Operating income	4,770,352	850,639

Other income:
Interest income	18,165	14,882
Other income	60,017	141,501
Net income before income taxes	4,848,534	1,007,022
Income tax expense	(90,000)	(25,000)
Net income	$4,758,534	$982,022

Net Income Per Share
Basic	$0.59	$0.11
Diluted	$0.59	$0.11

Weighted Average Number of Shares Outstanding
Basic	8,013,091	8,781,501
Diluted	8,013,926	8,811,016

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2012	8,832,301	$8,833	$40,106,728	$(11,427,369)	$(52,284)	$28,635,908
Award of stock options to an officer	-	-	5,900	-	-	5,900
Purchase of 246,720 shares of treasury stock	-	-	-	-	(669,227)	(669,227)
Cash distributions to stockholders	-	-	(12,891,065)	-	-	(12,891,065)
Net income	-	-	-	982,022	-	982,022
Balance at December 31, 2013	8,832,301	8,833	27,221,563	(10,445,347)	(721,511)	16,063,538
Common shares repurchased in Tender Offer	(6,678,358)	(6,678)	$(16,187,114)	-	-	(16,193,792)
Treasury shares retired	(270,304)	(271)	$(721,240)	-	721,511	-
Awards of stock options to an officer	-	-	5,200	-	-	5,200
Net income	-	-	-	4,758,534	-	4,758,534
Balance at December 31, 2014	1,883,639	$1,884	$10,318,409	$(5,686,813)	$-	$4,633,480

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013

Cash flows from operating activities:
Net income	$4,758,534	$982,022
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,200	5,900
Depreciation	-	597
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	8,316	(4,158)
Decrease in inventory - indium	14,318,244	7,418,941
Decrease in inventory repurchase right	943,573	-
(Decrease) increase in accounts payable and accrued expenses	(109,056)	71,323
(Decrease) increase in unconditional sale and purchase agreement repurchase obligation	(1,001,474)	1,001,474
(Decrease) increase in deferred income	(22,718)	22,718
Net cash provided by operating activities	18,900,619	9,498,817

Cash flows from financing activity:
Purchase of common shares in Tender Offer, including expenses of the offer	(16,193,792)	-
Purchase of treasury shares	-	(669,227)
Cash distributions to stockholders	-	(12,891,065)
Net cash used in financing activity	(16,193,792)	(13,560,292)

Net increase (decrease) in cash and cash equivalents	2,706,827	(4,061,475)
Cash and cash equivalents, at beginning of year	2,090,295	6,151,770
Cash and cash equivalents, at end of year	$4,797,122	$2,090,295

Supplemental cash flow disclosure - cash paid for income taxes	$31,623	$20,448

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. Since inception, the Company operated in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display ("LCD") industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes ("LED") and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders.

From time to time, the Company lent, leased and sold indium when management believed it was advantageous. In December 2013, the Company’s board of directors authorized management to sell its entire stockpile of indium over the next twelve months based on prevailing market conditions. The Company currently does not anticipate purchasing any additional indium. As of December 31, 2014, the Company sold all of the indium held in its stockpile. As a result, the Company will no longer be in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that the Company will enter into any such transaction, and if so, on terms favorable.

In December 2014, the Company purchased 6,678,358 shares of the Company’s common stock (representing 78% of its outstanding shares) in a Tender Offer (the Offer) for an aggregate purchase price of approximately $16.1 million or $2.41 per share. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders. There are 1,883,639 shares of common stock outstanding after the Offer and, at December 31, 2014, the Company has $4.8 million in cash and cash equivalent.

The Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The primary responsibilities of the Manager was: (i) purchasing, lending, leasing and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase and sale of indium; (iii) arranging for the storage of indium; (iv) preparing a biweekly report on the net market value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and board of directors; and (vi) managing the general business affairs of the Company. The MSA terminated on December 31, 2014. Pursuant to the MSA, the Company paid a Manager fee of $0.7 million and $0.6 million in 2014 and 2013, respectively.

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

Inventory of the Metal Indium

As of December 31, 2014, the Company exited the indium business. Prior to that time, the Company’s inventory or “stockpile” of the metal indium was carried at the lower of cost or market with cost being determined by the specific-identification (including all associated costs of delivering the indium to the bonded storage warehouse on the date the Company takes delivery of the physical metal). Market was determined by the net realizable value based on the spot price of indium obtained from Metal Bulletin PLC, as posted on Bloomberg L.P., a real time financial information service data platform. The Company charged against earnings an inventory write-down on an interim basis for the amount by which the spot price of indium was less than cost on a specific-identification basis. Increases or decreases

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Inventory of the Metal Indium, continued

in the spot price of the same lots of indium held in inventory in later interim periods within the fiscal year were recognized in such interim periods. Increases in value recognized on an interim basis do not exceed the previously recognized diminution in value within that fiscal year. There was no write down of inventory in 2014 or 2013 as the spot price of indium was higher than the Company’s accounting cost. As of December 31, 2014, the Company sold its entire indium stockpile.

Basic and Diluted Earnings per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the year ended December 31, 2014 and 2013, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for each year, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be anti-dilutive.

Accounting for Direct Sales, Lease and Lending Transactions

The stockpile of indium was used for “direct sales”, “lease” and/or “lending” transactions. Under a “direct sale” transaction, the Company recorded revenue when there was pervasive evidence that an arrangement existed, delivery had occurred, the price was fixed or determinable and collectibility was reasonably assured. Cost of sales was recorded for the indium carrying value based on specific-identification method. There were no uncollectible accounts and no right of return. Approximately 87% and 72% of the Company’s direct sales were sold outside the United States primarily in Asia in 2014 and 2013 respectively.

Under indium “lending” transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. The Company accounted for any USPA transaction on a combined basis (sale and purchase) and evaluated whether, and in what period, other income was recognized based on the specific terms of any arrangements. In 2013, the Company disclosed an unconditional purchase obligations under this arrangement. The cost of inventory-indium under an open USPA was reported as “indium repurchase obligation” in the accompanying balance sheet at December 31, 2013. In 2014, we sold the indium to the counterparty in the USPA at a negotiated price.

Income arising from leasing transactions was reported as other income. Indium “lease” transactions were generally for a period of less than one year. Under the lease, a specified amount of indium was leased to the customer for a period of time. At the end of the lease, the lessee was obligated to return the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income was recorded as other income over the term of the lease. In certain circumstances, we sold the indium to the lessee at a negotiated price.

 Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized due to the fact that there is uncertainty as to whether these assets

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Income Taxes, continued

will be realized due to the fact they we cannot predict when the Company will return to profitability, if at all. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which the Company must record a liability.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $5 thousand and $6 thousand for the years ended December 31, 2014 and 2013, respectively. The fair value of each option granted during 2014 and 2013 was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the weighted average assumptions in the following table:

	Year Ended December 31,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	9%	11%
Risk-free interest rate	1.66-1.73%	0.75-1.41%

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2014 and 2013 was $0.26 and $0.30, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Because of the Company’s limited history of trading volume, the expected volatility was calculated based on the five-year volatility of indium. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through December 31, 2014.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At December 31, 2014, the Company had cash on deposit of approximately $4.5 million in excess of federally insured limits of $250 thousand.

The Company granted credit, without collateral, to specialty metals companies creating a credit risk with third parties that it sold, lent or leased indium. The Company sought to reduce its credit risk by reviewing the third party’s credit portfolio, and, when necessary, obtained third party guarantees. To reduce its market risks for changes in the price of indium, the USPA and lease agreements contained terms providing the third-party with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accounts payable and accrued expenses and other current liabilities, and prepaid expenses and other current assets, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments. For inventory, the carrying amount was based on lower of cost or market calculated on a specific-identification method with market being determined by the spot price of indium published by Metal Bulletin as posted on Bloomberg L.P. (a Level 2 fair value measurement).

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance did not impact the Company’s financial position or results of operations.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating strategic options and, subsequent to December 31, 2014, has no revenue stream. The Company will evaluate the effect that ASU 2014-09 has on its financial statements and related disclosures and select a transition method when and if the Company has future revenues.

Note 3 — Indium USPA and Lease Transactions

In 2013, the Company entered into USPAs where the Company sold indium at a fixed price and the buyers agreed to subsequently sell back to the Company the same quantity and purity of indium at a fixed price that was at a discount from the price per kilogram that the Company originally sold indium to the buyer. Any USPA is accounted for on a combined basis resulting in a gain as a result of the discount that is recorded in other income over the term of the agreement. At December 31, 2013, the Company had an unconditional obligation to repurchase indium in the first quarter of 2014 under a USPA, as amended. Accordingly, at December 31, 2013, the Company classified approximately $0.9 million of indium covered by the USPA as "indium repurchase right” in short-term assets in the accompanying balance sheet. Further, at December 31, 2013, cash and cash equivalents include approximately $1.0 million received upon the sale of indium and an approximate $1.0 million current liability has been recorded in the accompanying balance sheet for the amount payable under the USPA for the Company’s unconditional obligation to buyback indium in the first quarter of 2014. In January 2014, the counterparty to the USPA elected to buy from the Company all of the indium covered by the USPA at negotiated prices based on current indium spot prices. Accordingly, the approximate $1.0 million liability in the balance sheet at December 31, 2013 for the repurchase of the indium under the USPA was reversed and a sale was recorded in 2014. There were no USPAs in 2014.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Indium USPA and Lease Transactions – (continued)

During the second quarter of 2013, the Company entered into a lease agreement for a certain tonnage of indium that expires in 2014. At December 31, 2013, approximately $2.4 million is included in inventory-indium in the accompanying balance sheet representing the amount of leased indium. During 2014, the lessee elected to purchase the indium under the lease at negotiated prices based on the spot price of indium. There were no lease transactions in 2014.

During the year ended December 31, 2014 and 2013, the Company recorded other income of approximately $60 thousand and $142 thousand, respectively, under USPA and lease transactions.

Note 4 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2014 and 2013, there were no outstanding preferred shares. Majority of the Company’s independent directors that do not have an interest in the transaction shall approve any offering of preferred stock and have access, at the Company’s expense, to its counsel or independent counsel. Any document relating to an offering of preferred stock by the Company will disclose whether the dividends on the preferred stock are cumulative, the risk of failure to declare or pay dividends on the preferred stock and the equity characteristics of any convertible preferred stock being offered to investors.

Common Stock

In December 2014, the Company purchased 6,678,358 shares of its common stock in a Tender Offer (“the Offer”) for an aggregate purchase price of approximately $16.1 million at a purchase price of $2.41 per share, which represented approximately 78% of the outstanding shares as of the date of the Offer. The Company retired all shares purchased in the Offer. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders at the Company’s expense promptly after the Offer terminated. The Company has 1,883,639 shares of common stock outstanding after the Offer.

In December 2014, the Company also retired the 270,304 shares of the Company’s common stock held as treasury stock.

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

Equity Compensation Plan

In January 2008, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 845,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or a committee of the board. Options granted to date have vested immediately and expire in five years from the grant date. At December 31, 2014, there were 300,001 options available under the plan for future grants.

Stock Options

In both 2014 and 2013, the Company awarded its chief financial officer (“CFO”) five-year fully vested options to acquire 20,000 shares of common stock, exercisable at the market value at the date of grant. The Company estimated the fair value of CFO options using the Black-Scholes-Merton option pricing model. The Company recorded non-cash compensation expense aggregating approximately $5 thousand and $6 thousand for the above stock options during the years ended December 31, 2014 and 2013, respectively.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Stockholders’ Equity – (continued)

Stock Options, continued

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2013	679,999	$3,207,443	$2.45-7.50	$4.72
Granted	20,000	41,250	$1.78-2.18	$2.06
Exercise	-	-	-	-
Cancelled, Forfeited or Expired	(155,000)	(697,500)	$4.50	$4.50
Outstanding, December 31, 2014	544,999	$2,551,193	$1.78-7.50	$4.68

The weighted average grant date fair value was $0.26 and $0.30 for the years ended December 31, 2014 and 2013, respectively, and the weighted average remaining contractual life is 1.6 years for stock options outstanding at December 31, 2014. At December 31, 2014 and 2013, there was $9 thousand and $76 thousand, respectively, in intrinsic value of outstanding options.

Warrants

As of December 31, 2014, the Company has outstanding warrants exercisable for 6,753,701 shares of the Company’s common stock and 240,000 warrants underlying the Unit Purchase Option (“UPO”), which have not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expire on May 4, 2015.

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

As of December 31, 2014, the Company also has outstanding a UPO to the underwriters or their designees. The UPO allows the underwriters to purchase 240,000 units (including one share of common stock and one warrant) at an exercise price of $5.50 per unit and expires in May 2015.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 5 —Net Income Per Share

Per share data is based on the weighted average number of shares of the Company’s common stock during the relevant year. Basic net income per share is calculated using the weighted average number of outstanding shares of common stock. Diluted net income per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional common stock issuable for stock options, warrants and unit purchase options. Diluted net income per share for all the years presented does not include securities if their effect was anti-dilutive.

	For the Year Ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Net income	$4,759	$982
Basic Net Income Per Share
Weighted average basic common shares outstanding	8,013	8,782
Basic net income per share	$0.59	$0.11

Diluted Net Income Per Share
Weighted average basic common shares outstanding	8,013	8,782
Dilutive effect of stock options outstanding	1	29
Weighted average dilutive common shares	8,014	8,811
Diluted income per share	$0.59	$0.11

Stock option and warrant shares excluded from the weighted average dilutive common shares because the effect would be antidilutive	7,924	7,884

Note 6 — Related-Party Transactions

The members of SMG Advisors, and the positions they held in the Company, are as follows: Ailon Z. Grushkin, Chairman of the Board, and President; BRACK Advisors LLC, an entity controlled by Richard A. Biele, Chief Operating Officer; Alan C. Benjamin, Chief Executive Officer; and RCM Indium, LLC, an entity controlled by William C. Martin, Director. SMG Advisors was managed by Ailon Z. Grushkin. The Manager’s financial statements were not consolidated with those of the Company. Pursuant to the MSA, the Manager was responsible for: (i) purchasing, lending, leasing and selling indium, (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase and sale, (iii) arranging for the storage of indium, (iv) preparing a report on the NMV of the Company’s common stock, (v) preparing any regulatory filing materials or special reports to the Company’s stockholders and board of directors and (vi) managing the general business and affairs of the Company. The MSA expired on December 31, 2014. The Company was responsible for paying all costs and expenses incurred in connection with the business, except those expressly assumed by the Manager. The Company paid the manager $0.7 million and $0.6 million in 2014 and 2013, respectively.

The Company engaged a relative of one of its officers to perform outsourced secretarial services for the Company at an annual compensation of $20 thousand in both 2014 and 2013.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Income Taxes

The components of income taxes are as follows, in thousands:

	Year Ended December 31,
	2014	2013
Current	$90	$25
Deferred	-	605
Valuation allowance	-	(605)
Income tax expense	$90	$25

Reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to net income before income taxes, and the actual income tax expense follows:

	For the Year Ended December 31,
	2014	2013
Federal income tax provision at statutory rates	34.0%	34.0%
State income tax, net of federal benefit	1.2%	18.7%
Change in valuation allowance	(31.9)%	(50.5)%
Other	(1.4)%	0.3
Effective tax rate	1.9%	2.5%

Components of deferred tax asset are as follows, in thousands:

	December 31,
Deferred tax assets:	2014	2013
Net operating tax loss carryforwards	1,119	$2,701
Expenses not currently deductible	103	106
Total	1,222	2,807
Valuation allowance	(1,222)	(2,807)
Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for 2014 and 2013 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company expects to incur losses for the foreseeable future. The differences between book income and tax income relate principally to revenue recognition and stock compensation expenses. At December 31, 2014, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $3.2 million. The federal and state net operating loss carryforwards begin to expire in 2029. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss may be limited if the company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing equity transactions, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited.

At December 31, 2014, the Company did not have any unrecognized tax benefits. All of the Company’s federal and state income tax returns, beginning in 2011, are subject to audit for those tax years.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses consist of the following, in thousands:

	December 31,
	2014	2013
Accounts payable to Manager-related party	$-	$150
Accrued professional services	36	49
Tax accrual	120	36
Accrues bonus	25	-
Other	8	63
	$189	$298

Note 9 — Commitments and Contingencies

Compensation

Effective July 2012, the Company entered into an arrangement with its CFO that provides for an annual base compensation of $60 thousand to be paid quarterly. Further, the Company is required to grant the CFO quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In 2013, the compensation committee approved a 2013 bonus of $25 thousand that was paid in January 2014 and approved the CFO’s eligibility for a bonus of $25 thousand in 2014, which was paid in January 2015. The compensation committee of the board of directors approved the payment of $10 thousand per year to each of the nonexecutive board members except for representative of Raging Capital and $1 thousand to such director for each meeting attended in person. The Company pays a relative of one of its officers to perform outsourced secretarial services for the Company $5 thousand per quarter.

Note 10 — Segment Information

The Company operates in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. Indium Corporation of America and Umicore USA Inc. each accounted for more than 10% of the Company’s net sales in 2014.  Umicore USA Inc., Vital Materials Co., Limited, Indium Corporation of America and Aim Specialty Materials each account for more than 10% of the Company’s net sales in 2013. Sales were mostly international in 2014 and 2013.

Note 11 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements except as disclosed below.

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin was named chief executive officer. The Company also entered into a Consulting Agreement (the “Consulting Agreement”) by and between the Company and Nano-Cap Advisors LLC (“Nano” or “the Consultant”). The Company’s Chairman of the Board, Chief Executive Officer and President is the only member of Nano. The Consultant shall provide services normally provided by a chief executive officer of the Company as determined and directed by the Company and provide office facilities for the Company. For the services to be rendered by the Consultant to the Company pursuant to the Consulting Agreement, the Company agrees to pay the Consultant $90,000 in 2015. The term of the Consulting Agreement commenced on March 10, 2015 and shall continue until December 31, 2015 and shall thereafter renew for successive one (1) year terms unless otherwise terminated by either party in accordance with the terms of the Consulting Agreement.

