Form 10-Q
period 2015-03-31
SMG Indium Resources Ltd.
filed 2015-05-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54391

SMG INDIUM RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

176 LaGuardia Ave.,
Staten Island , New York	10314
(Address of Principal Executive Offices)	(Zip Code)

(347) 286-0712

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 14, 2015 was 1,883,639.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$4,669,745	$4,797,122
Prepaid expenses and other current assets	7,709	25,616
Total Assets	$4,677,454	$4,822,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses, including related-party fees of $22,500 at March 31, 2015 and $0 at December 31, 2014	$149,515	$189,258
Total Liabilities	149,515	189,258

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at March 31, 2015 and December 31, 2014; issued and outstanding none at March 31, 2015 and December 31, 2014	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at March 31, 2015 and December 31, 2014; issued and outstanding 1,883,639 shares at March 31, 2015 and December 31, 2014	1,884	1,884
Additional paid-in capital	10,319,809	10,318,409
Accumulated deficit	(5,793,754)	(5,686,813)
Total Stockholders' Equity	4,527,939	4,633,480
Total Liabilities and Stockholders' Equity	$4,677,454	$4,822,738

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net sales	$-	$6,953,414
Cost of sales	-	5,102,310
Gross profit	-	1,851,104

Operating costs:
Operating expenses - related party fees	22,500	162,891
Other selling, general and administrative expenses	86,515	128,846
Total operating costs	109,015	291,737

Operating (loss) income	(109,015)	1,559,367

Other income:
Interest income	2,074	1,556
Other income	-	32,745
Net (loss) income before income taxes	(106,941)	1,593,668
Income tax expense	-	(32,000)
Net (loss) income	$(106,941)	$1,561,668

Net (Loss) Income Per Share
Basic	$(0.06)	$0.18
Diluted	$(0.06)	$0.18

Weighted Average Number of Shares Outstanding
Basic	1,883,639	8,561,997
Diluted	1,883,639	8,562,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2014	1,883,639	$1,884	$10,318,409	$(5,686,813)	$4,633,480
Award of stock options to an officer			1,400		1,400
Net loss	-	-	-	(106,941)	(106,941)
Balance at March 31, 2015	1,883,639	$1,884	$10,319,809	$(5,793,754)	$4,527,939

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(106,941)	$1,561,668
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	1,400	1,250
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(1,384,408)
Decrease in prepaid expenses and other current assets	17,907	5,216
Decrease in inventory - indium	-	4,158,738
Decrease in inventory repurchase right	-	943,573
(Decrease) increase in accounts payable and accrued expenses	(39,743)	65,777
(Decrease) in unconditional sale and purchase agreement repurchase obligation	-	(1,001,474)
(Decrease) in deferred income	-	(22,718)
Net cash (used in) provided by operating activities	(127,377)	4,327,622

Net (decrease) increase in cash and cash equivalents	(127,377)	4,327,622
Cash and cash equivalents, at beginning of period	4,797,122	2,090,295
Cash and cash equivalents, at end of period	$4,669,745	$6,417,917

Supplemental cash flow disclosure - cash paid for income taxes	$80,189	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. From its inception through December 31, 2014, the Company operated in a single-segment business, the principal purpose of which was to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display (“LCD”) industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes (“LED”) and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders.

From time to time, the Company lent, leased and sold indium when management believed it was advantageous. As of December 31, 2014, the Company sold all of the indium held in its stockpile. As a result, the Company is no longer in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, in May 2015, the board entered into an agreement with an adviser to assist in identifying potential strategic options. However, there can be no assurance that the Company will enter into any such transaction, and if so, on terms favorable to the Company.

In December 2014, the Company purchased 6,678,358 shares of its common stock, representing 78% of its outstanding shares, in a Tender Offer (the “Offer”) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders. Following the Offer, 1,883,639 shares of common stock are outstanding and, at March 31, 2015 and December 31, 2014, the Company has $4.7 million and $4.8 million, respectively, in cash and cash equivalents.

In May 2011, the Company entered into a Management Services Agreement, as amended and restated (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The MSA terminated on December 31, 2014. Pursuant to the MSA, the Company paid a Manager fee of $0.2 million in the first quarter of 2014.

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. Concurrently, the Company entered into a Consulting Agreement (the “Consulting Agreement”) by and between the Company and Nano-Cap Advisors LLC (“Nano” or “the Consultant”), a related party. Mr. Grushkin is the only member of Nano. The Consultant provides services normally provided by a chief executive officer of a company as determined and directed by the Company and provides office facilities for the Company. For the services to be rendered by the Consultant to the Company pursuant to the Consulting Agreement, the Company agreed to pay the Consultant $90 thousand during the year ending December 31, 2015. The Consulting Agreement continues until December 31, 2015 and shall thereafter renew for successive one-year terms unless otherwise terminated by either party in accordance with the terms of the Consulting Agreement.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation – (continued)

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited balance sheet as of December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any interim period.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to share-based compensation, income tax, and income and revenue recognition. Actual results could differ from those estimates under different assumptions and conditions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Inventory of the Metal Indium

As of December 31, 2014, the Company exited the indium business. Prior to that time, the stockpile of the physical metal indium was carried at the lower of cost or market with cost being determined on a specific-identification method (including costs of delivering the indium) and market determined as the net realizable value based on the spot prices of indium obtained from Metal Bulletin PLC, as posted on Bloomberg L.P., a real-time financial information services data platform.

Basic and Diluted Net (Loss) Income per Share

The Company presents both basic and diluted net (loss) income per share on the face of the statements of operations. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net income gives effect to all potentially dilutive shares of common stock outstanding during the period including stock options, warrants and unit purchase options, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. In computing diluted net (loss) income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three months ended March 31, 2015, all potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive do to the Company’s net loss. For the three months ended March 31, 2014, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for the period, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Accounting for Direct Sales, Lending and Leasing Transactions

The stockpile of indium was used for “direct sales”, “lease” and/or “lending” transactions. Under a direct sale transaction, the Company recorded revenue when there was pervasive evidence that an arrangement existed, delivery had occurred, the price was fixed or determinable and collectibility was reasonably assured. Cost of sales was recorded for the indium carrying value based on specific-identification method. There were no uncollectible accounts and no right of return. Approximately 76% of the Company’s direct sales were sold outside the United States, primarily in Asia, in the first quarter of 2014.

Under indium lending transactions, the Company exchanged a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership passed to the purchaser/counterparty in the lending transaction. The Company simultaneously entered into an agreement with such counterparty in which the Company unconditionally committed to purchase and the counterparty unconditionally committed to sell a specified tonnage and purity of indium that was delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the “Unconditional Sale and Purchase Agreement” or “USPA”). The USPA also contained terms providing the counterparty with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. The Company accounted for any USPA transaction on a combined basis (sale and purchase) and evaluated whether, and in what period, other income was recognized based on the specific terms of any arrangements. In the first quarter of 2014, the counterparty purchased the indium under an USPA at negotiated prices.

Indium lease transactions were generally for a period of less than one year. Under the lease, a specified amount of indium was leased to the customer for a period of time. At the end of the lease, the lessee was obligated to return the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income was recorded as other income over the term of the lease. During 2014, the Company sold the indium to a lessee at a negotiated price.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s expected operating losses in 2015. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Income Taxes - (continued)

For the three months ended March 31, 2015, no income taxes were recorded due to the Company’s operating loss. For the three months ended March 31, 2014, the Company recorded $32 thousand for federal and state income taxes. The Company’s effective tax rate for the three months ended March 31, 2014 was significantly lower than the statutory rate due to the utilization of its net operating loss carryforwards, which offset the Company’s taxable income, except for the Federal alternative minimum tax that is not offset by such operating loss carryforwards.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $1 thousand for each of the three months ended March 31, 2015 and 2014.

The fair value of each option granted during the three months ended March 31, 2015 and 2014 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	13%	11%
Risk-free interest rate	1.60%	1.72%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. Through 2014, because of the Company’s limited trading history and trading volume, the expected volatility was calculated based on the five-year volatility of indium. Beginning in 2015, the expected volatility was based on the volatility in the trading of the Company’s common stock since the Company was no longer in the indium business. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through March 31, 2015.

Concentration of Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At March 31, 2015, the Company had cash on deposit of approximately $4.4 million in excess of federally insured limits of $250 thousand.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents, accounts payable and accrued expenses and prepaid expenses and other current assets, the carrying amount approximated the fair value because of the immediate or short-term nature of those instruments.

Recently Issued Accounting Pronouncements

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 1, 2015, the FASB voted to propose to defer the effective date on the new revenue recognition standard by one year. Therefore, public organizations would apply the new standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating strategic options and, subsequent to December 31, 2014, has no revenue stream. The Company will evaluate the effect that ASU 2014-09 has on its financial statements and related disclosures and select a transition method when and if the Company has future revenues.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 845,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At March 31, 2015, there were 295,001 options available under the Plan for future grants.

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2014	544,999	$2,551,193	$1.78-7.50	$4.68
Granted	5,000	9,450	$1.89	$1.89
Exercise	-	-	-	-
Cancelled, Forfeited or Expired	-	-	-	-
Outstanding, March 31, 2015	549,999	$2,560,643	$1.78-7.50	$4.66

The weighted average grant-date fair value was $0.28 and $0.25 for options granted during the three months ended March 31, 2015 and 2014, respectively. The weighted average remaining contractual life is 1.3 years for stock options outstanding at March 31, 2015. At March 31, 2015 and 2014, there was $18 thousand and $9 thousand, respectively, in intrinsic value of outstanding options.

Warrants

As of March 31, 2015, the Company has outstanding warrants exercisable for 6,993,701 shares of the Company’s common stock including 240,000 warrants underlying a Unit Purchase Option (“UPO”), as described below, which has not yet been exercised, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016, except for 240,000 warrants underlying the UPO, which expired on May 4, 2015.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Warrants - (continued)

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

Common Stock

In December 2014, the Company purchased 6,678,358 shares of its common stock in a Tender Offer (the “Offer”) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share, which represented approximately 78% of the outstanding shares as of the date of the Offer. The Company retired all shares purchased in the Offer. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders at the Company’s expense promptly after the Offer terminated. The Company has 1,883,639 shares of common stock outstanding after the Offer.

Note 4 — Net (Loss) Income Per Share

Per share data is based on the weighted average number of shares of the Company’s common stock during the relevant period. Basic net (loss) income per share is calculated using the weighted average number of outstanding shares of common stock. Diluted net (loss) income per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional common stock issuable for stock options, warrants and unit purchase options. Diluted net (loss) income per share for all the periods presented does not include securities if their effect was anti-dilutive.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net (loss) income	$(107)	$1,562
Basic Net (Loss) Income Per Share
Weighted average basic common shares outstanding	1,884	8,562
Basic net (loss) income per share	$(0.06)	$0.18
Diluted Net (Loss) Income Per Share
Weighted average basic common shares outstanding	1,884	8,562
Dilutive effect of stock options outstanding	-	1
Weighted average dilutive common shares	1,884	8,563
Diluted (loss) income per share	$(0.06)	$0.18
Stock option and warrant shares excluded from the weighted average dilutive common shares because the effect would be antidilutive	7,784	7,914

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Related-Party Transactions

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. The Company also entered into the Consulting Agreement by and between the Company and Nano. Mr. Grushkin is the only member of Nano. Nano shall provide services normally provided by a chief executive officer of the Company as determined and directed by the Company and provide office facilities for the Company. For the services to be rendered by Nano to the Company pursuant to the Consulting Agreement, the Company agreed to pay Nano $90 thousand during the year ending December 31, 2015. The term of the Consulting Agreement shall continue until December 31, 2015 and shall thereafter renew for successive one (1) year terms unless otherwise terminated by either party in accordance with the terms of the Consulting Agreement. The Company recorded $23 thousand of consultant fees during the quarter ended March 31, 2015.

Prior to March 2015, management services were provided under an agreement with SMG Advisors, a company controlled by the Company’s officers. That agreement expired in December 2014. Under that agreement, the Company paid the Manager a fee of approximately $0.2 million during the three months ended March 31, 2014.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company does not engage in any transactions with its officers and directors involving purchasing, leasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

Note 6 — Commitments and Contingencies

Consulting Agreement

As described in note 5, the Company is required to pay a fee to the Consultant of $90 thousand in 2015 under an agreement with Nano.

Compensation

The Company has an arrangement with its chief financial officer (“CFO”) for an annual base compensation of $60 thousand, to be paid quarterly. Further, the Company agreed to grant the CFO quarterly five-year options to acquire 5,000 shares of common stock which vest on the date of grant are exercisable at the market value on the date of grant. The compensation committee approved a 2014 bonus to the CFO of $25 thousand that was paid in January 2015. The compensation committee of the board of directors has approved the payment of $10 thousand per year and $1 thousand for each meeting attended in person to the nonexecutive board member who is not a representative of Raging Capital.

Note 7 — Subsequent Event

In May 2015, the Company entered into an agreement with an adviser to assist in identifying strategic options for the Company Under the agreement, the adviser will be paid $8,330 per month. The agreement can be terminated by either party on 30 days’ notice. Also, under the agreement, the adviser can earn a bonus based on 50 basis points of the net value of any transaction that was identified by the adviser, of which 50% is payable in shares of the Company’s common stock or the stock of the surviving entity.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.  We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Overview

We were incorporated under the laws of the State of Delaware on January 7, 2008.  From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. The primary commercial application of indium is in coatings for the flat panel display industry and in the liquid crystal display, or LCD, industry on electronic devices such as television sets, computer monitors, cell phones and digital cameras. Indium is increasingly being used as a raw material in light emitting diodes, or LED, and in the solar energy industry. Its main use in solar energy applications is for high-efficiency photovoltaic cells in the form of thin-film photovoltaic. Other uses of indium are in electrical components, alloys and solders.

From time to time, we also lent, leased and sold indium when management believed it was advantageous. In December 2013, our board of directors authorized management to sell our entire stockpile of indium in 2014 based on prevailing market conditions. We currently do not anticipate purchasing any additional indium. During 2014, we sold all of the remaining indium from our stockpile. As a result, we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, in May 2015, the board entered into an agreement with an adviser to assist in identifying potential strategic options. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2014, we purchased 6,678,358 shares of our common stock in a tender offer, referred to herein as the Offer, for an aggregate purchase price of approximately $16.1 million, or $2.41 per share, which represented 78% of the outstanding shares as of the date of the Offer. We retired all shares purchased in the Offer. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders. There are 1,883,639 shares of our common stock outstanding after the Offer.

Prior to December 31, 2014, we owned a stockpile of the metal indium. From inception through December 31, 2014, Specialty Metals Group Advisors LLC (“SMG Advisors”, referred to herein as the Manager, which was a related party, engaged an insured, secure facility in New York owned and operated by Brink’s Global Services U.S.A., Inc. or Brink’s, a bonded warehouse, to store our stockpile. Our chief executive officer or our chief operating officer inspected the facilities at least once per year. Currently, we have no inventory of indium.

At March 31, 2015 and December 31, 2014, we had approximately $4.7 million and $4.8 million in cash and cash equivalents, respectively. Our annual cash operating expenses are estimated to be approximately $550 thousand in 2015 while we review our strategic options. Accordingly, we believe that we have sufficient funds to sustain operations for at least the next year.

We had a Management Services Agreement referred to herein as the MSA with SMG Advisors, or the Manager, whose principals were our officers and our directors. The fees paid to the Manager in the first quarter of 2014 aggregated $200 thousand. In 2015, Ailon Grushkin, our chairman of the board and president, was named our chief executive officer. The Company entered into a Consulting Agreement referred to herein as the Consulting Agreement by and between the Company and Nano-Cap Advisors LLC, (referred to herein as Nano), a related party. Mr. Grushkin is the only member of Nano. Nano shall provide services normally provided by a chief executive officer of a company as determined and directed by us and provide office facilities for us. For the services to be rendered by Nano to us pursuant to the Consulting Agreement, we agree to pay Nano $90 thousand in 2015. The term of the Consulting Agreement shall continue until December 31, 2015 and shall thereafter renew for successive one (1) year terms unless otherwise terminated by either party in accordance with the terms of the Consulting Agreement. In the first quarter of 2015, we recorded $23 thousand in consulting fees under this agreement.

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see Notes to Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Financial Statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Common Stock Purchase Contracts, (3) Share-Based Payment Arrangements, and (4) Income Taxes. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

On April 1, 2015, the FASB voted to propose to defer the effective date on the new revenue recognition standard by one year. Therefore, public organizations would apply the new standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are evaluating strategic options for us and, subsequent to December 31, 2014, we have no revenue stream. We will evaluate the effect that ASU 2014-09 has on its financial statements and related disclosures and the transition method when and if we will have future revenues.

Results of Operations

The results of operations for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31,
	2015	2014
Net sales	$-	$6,953,414
Cost of sales	-	5,102,310
Gross profit	-	1,851,104

Operating costs:
Operating expenses - related party fees	22,500	162,891
Other selling, general and administrative expenses	86,515	128,846
Total operating costs	109,015	291,737

Operating (loss) income	(109,015)	1,559,367

Other income:
Interest income	2,074	1,556
Other income	-	32,745
Net (loss) income before income taxes	(106,941)	1,593,668
Income tax expense	-	(32,000)
Net (loss) income	$(106,941)	$1,561,668

Net (Loss) Income Per Share
Basic	$(0.06)	$0.18
Diluted	$(0.06)	$0.18

Weighted Average Number of Shares Outstanding
Basic	1,883,639	8,561,997
Diluted	1,883,639	8,562,759

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

There were no sales for the three months ended March 31, 2015 as we sold our remaining stockpile of indium during 2014. For the three months ended March 31, 2014, net sales were approximately $6.9 million. Cost of sales was approximately $5.1 million in the first quarter of 2014. Gross profit was $1.9 million or 27% in the three months ended March 31, 2014.

For the three months ended March 31, 2015, total operating expenses were approximately $109 thousand. For the comparable three-month period in 2014, total operating costs were approximately $292 thousand, representing a 63% decrease.  The decrease was due principally to lower manager fees, professional fees and storage fees in the first quarter of 2015. As we explore strategic initiatives, we expect that our annual cash operating expenses will approximate $550 thousand in 2015. During the three-month period ended March 31, 2015, other income decreased approximately $33 thousand when compared to the first quarter in 2014 due to the fact there were no USPA or lease transactions in 2015.

We recorded no income taxes during the first quarter of 2015 due to our operating losses in that period. Income taxes of approximately $32 thousand were provided for in the first quarter of 2014. The federal income tax rate was lower than the statutory rate in 2014 due to the utilization of net operating loss carryforwards. The tax provision represented the alternative minimum tax on income that is not offset by net operating losses.

During the three months ended March 31, 2015, we incurred a net loss of $107 thousand (or $(0.06) per basic and diluted share). Net income was approximately $1.6 million for the three months ended March 31, 2014 (or $0.18 per basic and diluted share). The change was due primarily to the fact that there were no sales in the 2015 period. The basic weighted average number of shares of common stock outstanding was 1,883,639 in the first quarter of 2015 compared to 8,561,997 in the first quarter of 2014. The decrease in the basic weighted average shares in 2015 was due to the purchase of shares of common stock under a tender offer in December 2014.

Liquidity and Capital Resources

Since our inception and through March 31, 2015, we have incurred accumulated deficits of approximately $5.8 million of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. At March 31, 2015, we have working capital of approximately $4.5 million. This represents a decrease of approximately $106 thousand from the working capital of approximately $4.6 million at December 31, 2014. The decrease in working capital was primarily due to the operating expenses in the first quarter of 2015.

As of March 31, 2015 and December 31, 2014, we have cash and cash equivalents of approximately $4.7 million and $4.8 million, respectively. The decrease of approximately $0.1 million was due primarily to operating expenses in the first quarter of 2015. We believe that the cash and cash equivalents at March 31, 2015 should be sufficient to pay our operating expenses for at least the next year, which we currently estimate to be approximately $550 thousand annually.

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

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Three Months Ended March 31,
	2015	2014

Net cash (used in) provided by operating activities	$(127,377)	$4,327,622
Net (decrease) increase in cash and cash equivalents	$(127,377)	$4,327,622

Cash Flows from Operating Activities

The net cash used in operations of approximately $127 thousand in the first three months of 2015, principally represented cash used for operating expenses. In the three months of 2014, cash provided by operations was approximately $4.3 million representing cash from sales offset in part by cash used to fund operating expenses.

Cash Flows from Investing Activities

No cash was provided by or used in investing activities in the first three months of 2015 and 2014.

Cash Flows from Financing Activities

No cash was provided by or used in financing activities in the three months ended March 31, 2015 and 2014.

Working Capital and Indium Inventory

At March 31, 2015, we had working capital of approximately $4.5 million. This represents a decrease of approximately $106 thousand from the working capital of approximately $4.6 million at December 31, 2014. The decrease in working capital was primarily due to the net loss from operations.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

  We are committed to pay Nano $90 thousand in 2015 under our Consulting Agreement with Nano, a related party, for services performed by our chief executive officer. Further, we are committed to pay a financial adviser $8,330 per month during 2015. The agreement may be terminated by either party on 30 days’ notice. The adviser may receive a bonus based on 50 basis points of the net value of any transaction the adviser brings to us, of which 50% is payable in shares of our common stock or the stock of the surviving company.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMG Indium Resources Ltd.
(Registrant)

May 14, 2015	/s/ Ailon Z.Grushkin
Date	Ailon Z. Grushkin
Chief Executive Officer
(Principal Executive Officer)

May 14, 2015	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

