Form 10-Q
period 2015-06-30
SMG Indium Resources Ltd.
filed 2015-08-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 14, 2015 was 1,883,639.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$4,402,562	$4,797,122
Prepaid expenses and other current assets	83,155	25,616
Total Assets	$4,485,717	$4,822,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$82,000	$189,258
Total Liabilities	82,000	189,258

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at June 30, 2015 and December 31, 2014; issued and outstanding none at June 30, 2015 and December 31, 2014	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at June 30, 2015 and December 31, 2014; issued and outstanding 1,883,639 shares at June 30, 2015 and December 31, 2014	1,884	1,884
Additional paid-in capital	10,321,259	10,318,409
Accumulated deficit	(5,919,426)	(5,686,813)
Total Stockholders' Equity	4,403,717	4,633,480
Total Liabilities and Stockholders' Equity	$4,485,717	$4,822,738

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$-	$5,354,560	$-	$12,307,974
Cost of sales	-	3,737,577	-	8,839,887
Gross profit	-	1,616,983	-	3,468,087

Operating costs:
Operating expenses - related party fees	22,500	162,891	45,000	325,783
Other selling, general and administrative expenses	105,169	95,478	191,684	224,324
Total operating costs	127,669	258,369	236,684	550,107

Operating (loss) income	(127,669)	1,358,614	(236,684)	2,917,980

Other income:
Interest income	1,997	3,906	4,071	5,462
Other income	-	27,272	-	60,017
Net (loss) income before income taxes	(125,672)	1,389,792	(232,613)	2,983,459
Income tax expense	-	(28,000)	-	(60,000)
Net (loss) income	$(125,672)	$1,361,792	$(232,613)	$2,923,459

Net (Loss) Income Per Share
Basic	$(0.07)	$0.16	$(0.12)	$0.34
Diluted	$(0.07)	$0.16	$(0.12)	$0.34

Weighted Average Number of Shares Outstanding
Basic	1,883,639	8,561,997	1,883,639	8,561,997
Diluted	1,883,639	8,562,634	1,883,639	8,562,697

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2014	1,883,639	$1,884	$10,318,409	$(5,686,813)	$4,633,480
Awards of stock options to an officer			2,850		2,850
Net loss	-	-	-	(232,613)	(232,613)
Balance at June 30, 2015	1,883,639	$1,884	$10,321,259	$(5,919,426)	$4,403,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(232,613)	$2,923,459
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	2,850	2,600
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(2,428,095)
Increase in prepaid expenses and other current assets	(57,539)	(44,796)
Decrease in inventory - indium	-	7,896,315
Decrease in inventory repurchase right	-	943,573
(Decrease) increase in accounts payable and accrued expenses	(107,258)	62,521
Decrease in unconditional sale and purchase agreement repurchase obligation	-	(1,001,474)
Decrease in deferred income	-	(22,718)
Net cash (used in) provided by operating activities	(394,560)	8,331,385

Net (decrease) increase in cash and cash equivalents	(394,560)	8,331,385
Cash and cash equivalents, at beginning of period	4,797,122	2,090,295
Cash and cash equivalents, at end of period	$4,402,562	$10,421,680

Supplemental cash flow disclosure - cash paid for income taxes	$80,189	$-

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

As of December 31, 2014, the Company sold all of the indium held in its stockpile. As a result, the Company is no longer in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, in May 2015, the board entered into an agreement with an adviser to assist in identifying potential strategic options. Such agreement was terminated on July 31, 2015. There can be no assurance that the Company will enter into any such transaction, and if so, on terms favorable to the Company.

In December 2014, the Company purchased 6,678,358 shares of its common stock, representing 78% of its outstanding shares, in a Tender Offer (the “Offer”) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders. Following the Offer, 1,883,639 shares of common stock were outstanding. At June 30, 2015 and December 31, 2014, the Company had approximately $4.4 million and $4.8 million, respectively, in cash and cash equivalents.

In May 2011, the Company entered into a Management Services Agreement, as amended and restated (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “Manager”). The MSA terminated on December 31, 2014. Pursuant to the MSA, the Company paid a Manager fee of approximately $0.2 million and $0.3 million in the three and six months ended June 30, 2014, respectively.

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. Concurrently, the Company entered into a Consulting Agreement (the “Consulting Agreement”) by and between the Company and Nano-Cap Advisors LLC (“Nano” or “the Consultant”), a related party. Mr. Grushkin is the only member of Nano. The Consultant provides services normally provided by a chief executive officer of a company as determined and directed by the Company and provides office facilities for the Company. For the services to be rendered by the Consultant to the Company pursuant to the Consulting Agreement, the Company agreed to pay the Consultant $90 thousand during the year ending December 31, 2015. The Company recorded fees to the consultant of $23 thousand and $45 thousand during the three and six months ended June 30, 2015, respectively. The Consulting Agreement continues until December 31, 2015 and shall thereafter renew for successive one-year terms unless otherwise terminated by either party in accordance with the terms of the Consulting Agreement.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited balance sheet as of December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any interim period.

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

Basic and Diluted Net (Loss) Income per Share

The Company presents both basic and diluted net (loss) income per share on the face of the statements of operations. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net income gives effect to all potentially dilutive shares of common stock outstanding during the period including stock options, warrants and unit purchase options, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. In computing diluted net (loss) income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the three and six months ended June 30, 2015, all potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive do to the Company’s net loss. For the three and six months ended June 30, 2014, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for the period, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive.

Accounting for Direct Sales, Lending and Leasing Transactions

The stockpile of indium was used for “direct sales”, “lease” and/or “lending” transactions. Under a direct sale transaction, the Company recorded revenue when there was pervasive evidence that an arrangement existed, delivery had occurred, the price was fixed or determinable and collectibility was reasonably assured. Cost of sales was recorded for the indium carrying value based on specific-identification method. There were no uncollectible accounts and no right of return. Approximately 78% of the Company’s direct sales were sold outside the United States, primarily in Asia, in the first half of 2014.

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

For the three and six months ended June 30, 2015, no income taxes were recorded due to the Company’s operating loss. For the three and six months ended June 30, 2014, the Company recorded $28 thousand and $60 thousand, respectively, for federal and state income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2014 was significantly lower than the statutory rate due to the utilization of its net operating loss carryforwards, which offset the Company’s taxable income, except for the Federal alternative minimum tax that is not offset by such operating loss carryforwards.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $1 thousand for each of the three months ended June 30, 2015 and 2014 and approximately $3 thousand for each of the six months ended June 30, 2015 and 2014.

The fair value of each option granted during the six months ended June 30, 2015 and 2014 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	Six Months Ended June 30,
	2015	2014
Expected dividend yield	0%	0%
Expected option term (years)	5%	5%
Expected volatility	13%	10%
Risk-free interest rate	1.32-1.60%	1.73-1.77%

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

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through June 30, 2015.

Concentration of Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At June 30, 2015, the Company had cash on deposit of approximately $4.2 million in excess of federally insured limits of $250 thousand.

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

Recently Issued Accounting Pronouncements

The FASB recently issued ASU 2013-07, “ Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting ” that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in ASU 2013-07. ASU 2013-07’s objective is to eliminate diverse practices by providing guidance about when and how to apply the model. The guidance applies to all entities except for investment companies regulated under the Investment Company Act of 1940. Since there is no imminent plan to liquidate the Company, this ASU is not applicable for the Company’s current period financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “ Revenue from Contracts with Customers ”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date on the new revenue recognition standard by one year but will also provide entities the option to adopt it as of the original effective date. Therefore, public organizations would apply the new standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating strategic options and, subsequent to December 31, 2014, has no revenue stream. The Company will evaluate the effect that ASU 2014-09 has on its financial statements and related disclosures and select a transition method when and if the Company has future revenues.

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 845,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At June 30, 2015, there were 290,001 options available under the Plan for future grants.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2014	544,999	$2,551,193	$1.78-7.50	$4.68
Granted	10,000	19,450	1.89-2.00	$1.95
Exercise	-	-	-	-
Cancelled, Forfeited or Expired	-	-	-	-
Outstanding, March 31, 2015	554,999	$2,570,643	$1.78-7.50	$4.63

The weighted average grant-date fair value was $0.29 and $0.26 for options granted during the six months ended June 30, 2015 and 2014, respectively. The weighted average remaining contractual life is 1.2 years for stock options outstanding at June 30, 2015. At June 30, 2015 and 2014, there was $0 and $9 thousand, respectively, in intrinsic value of outstanding options.

Warrants

As of June 30, 2015, the Company has outstanding warrants exercisable for 6,753,701 shares of the Company’s common stock , all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016.

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

Common Stock

In December 2014, the Company purchased 6,678,358 shares of its common stock in a Tender Offer (the “Offer”) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share, which represented approximately 78% of the outstanding shares as of the date of the Offer. The Company retired all shares purchased in the Offer. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders at the Company’s expense promptly after the Offer terminated. The Company had 1,883,639 shares of common stock outstanding after the Offer and at June 30, 2015 and December 31, 2014.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net (loss) income	$(126)	$1,362	$(233)	$2,923
Basic Net (Loss) Income Per Share
Weighted average basic common shares outstanding	1,884	8,562	1,884	8,562
Basic net (loss) income per share	$(0.07)	$0.16	$(0.12)	$0.34
Diluted Net (Loss) Income Per Share
Weighted average basic common shares outstanding	1,884	8,562	1,884	8,562
Dilutive effect of stock options outstanding	-	1	-	1
Weighted average dilutive common shares	1,884	8,563	1,884	8,563
Diluted (loss) income per share	$(0.07)	$0.16	$(0.12)	$0.34
Stock option and warrant shares excluded from the weighted average dilutive common shares because the effect would be antidilutive	7,309	7,919	7,309	7,919

Note 5 — Related-Party Transactions

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. The Company also entered into the Consulting Agreement by and between the Company and Nano. Mr. Grushkin is the only member of Nano. Nano shall provide services normally provided by a chief executive officer of the Company as determined and directed by the Company and provide office facilities for the Company. For the services to be rendered by Nano to the Company pursuant to the Consulting Agreement, the Company agreed to pay Nano $90 thousand during the year ending December 31, 2015. The term of the Consulting Agreement shall continue until December 31, 2015 and shall thereafter renew for successive one (1) year terms unless otherwise terminated by either party in accordance with the terms of the Consulting Agreement. The Company recorded approximately $23 thousand and $45 thousand of consultant fees during the three and six months ended June 30, 2015, respectively.

Prior to March 2015, management services were provided under an agreement with SMG Advisors, a company controlled by the Company’s officers. That agreement expired in December 2014. Under that agreement, the Company paid the Manager a fee of approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2014.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. The Company did not engage in any transactions with its officers and directors involving purchasing, leasing, lending, or selling indium to or from the Company, except pursuant to the terms of the MSA.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Commitments and Contingencies

Consulting Agreements

As described in note 5, the Company is required to pay a fee to the Consultant of $90 thousand in 2015 under an agreement with Nano.

In May 2015, the Company entered into an agreement with an adviser to assist in identifying strategic options for the Company. Under the agreement, the adviser will be paid $8,330 per month. The agreement can be terminated by either party on 30 days’ notice. Also, under the agreement, the adviser can earn a bonus based on 50 basis points of the net value of any transaction that was identified by the adviser, of which 50% is payable in shares of the Company’s common stock or the stock of the surviving entity. Such agreement was terminated on July 31, 2015.

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

Note 7 — Segment Information

Through December 31, 2014, the Company operated in a single business segment whose primary business is the purchase and sale of indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. Indium Corporation of America, Umicore USA Inc., and Vital Materials Co., each accounted for more than 10% of the Company’s net sales during the six months ended June 30, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In December 2013, our board of directors authorized management to sell our entire stockpile of indium in 2014 based on prevailing market conditions. We currently do not anticipate purchasing any additional indium. During 2014, we sold all of the remaining indium from our stockpile. As a result, we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, in May 2015, the Company entered into an agreement with an adviser to assist in identifying potential strategic options. Such agreement was terminated on July 31, 2015. There can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2014, we purchased 6,678,358 shares of our common stock in a tender offer, referred to herein as the Offer, for an aggregate purchase price of approximately $16.1 million, or $2.41 per share, which represented 78% of the outstanding shares as of the date of the Offer. We retired all shares purchased in the Offer. Shares not purchased in the Offer because of proration or conditional tenders were returned to the tendering stockholders. There were 1,883,639 shares of our common stock outstanding after the Offer and at June 30, 2015 and December 31, 2014.

Prior to December 31, 2014, we owned a stockpile of the metal indium. From inception through December 31, 2014, Specialty Metals Group Advisors LLC (referred to herein as SMG Advisors or the Manager), which was a related party, engaged an insured, secure facility in New York owned and operated by Brink’s Global Services U.S.A., Inc. or Brink’s, a bonded warehouse, to store our stockpile. Our chief executive officer or our chief operating officer inspected the facilities at least once per year. Currently, we have no inventory of indium.

At June 30, 2015 and December 31, 2014, we had approximately $4.4 million and $4.8 million in cash and cash equivalents, respectively. Our annual cash operating expenses are estimated to be approximately $0.5 million in 2015 while we review our strategic options. Accordingly, we believe that we have sufficient funds to sustain operations for at least the next year.

We had a Management Services Agreement referred to herein as the MSA with SMG Advisors, whose principals were our officers and our directors. The fees paid to the Manager in the three and six months ended June 30, 2014 aggregated $0.2 million and $0.3 million, respectively. In 2015, Ailon Grushkin, our chairman of the board of directors and president, was named our chief executive officer. The Company entered into a Consulting Agreement referred to herein as the Consulting Agreement by and between the Company and Nano-Cap Advisors LLC (referred to herein as Nano), a related party. Mr. Grushkin is the only member of Nano. Nano shall provide services normally provided by a chief executive officer of a company as determined and directed by us and provide office facilities for us. For the services to be rendered by Nano to us pursuant to the Consulting Agreement, we agree to pay Nano $90 thousand in 2015. The term of the Consulting Agreement shall continue until December 31, 2015 and shall thereafter renew for successive one (1) year terms unless otherwise terminated by either party in accordance with the terms of the Consulting Agreement. In the three and six months ended June 30, 2015, we recorded approximately $23 thousand and $45 thousand, respectfully, in consulting fees under this agreement.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date on the new revenue recognition standard by one year but will also provide entities the option to adopt it as of the original effective date. Therefore, public organizations would apply the new standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are evaluating strategic options for us and, subsequent to December 31, 2014, we have no revenue stream. We will evaluate the effect that ASU 2014-09 has on its financial statements and related disclosures and the transition method when and if we will have future revenues.

Results of Operations

The results of operations for the three and six months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$-	$5,354,560	$-	$12,307,974
Cost of sales	-	3,737,577	-	8,839,887
Gross profit	-	1,616,983	-	3,468,087

Operating costs:
Operating expenses - related party fees	22,500	162,891	45,000	325,783
Other selling, general and administrative expenses	105,169	95,478	191,684	224,324
Total operating costs	127,669	258,369	236,684	550,107

Operating (loss) income	(127,669)	1,358,614	(236,684)	2,917,980

Other income:
Interest income	1,997	3,906	4,071	5,462
Other income	-	27,272	-	60,017
Net (loss) income before income taxes	(125,672)	1,389,792	(232,613)	2,983,459
Income tax expense	-	(28,000)	-	(60,000)
Net (loss) income	$(125,672)	$1,361,792	$(232,613)	$2,923,459

Net (Loss) Income Per Share
Basic	$(0.07)	$0.16	$(0.12)	$0.34
Diluted	$(0.07)	$0.16	$(0.12)	$0.34

Weighted Average Number of Shares Outstanding
Basic	1,883,639	8,561,997	1,883,639	8,561,997
Diluted	1,883,639	8,562,634	1,883,639	8,562,697

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

There were no sales for the three months ended June 30, 2015 as we sold our remaining stockpile of indium during 2014. For the three months ended June 30, 2014, net sales were approximately $5.4 million. Cost of sales was approximately $3.7 million in the second quarter of 2014. Gross profit was approximately $1.6 million or 30% in the three months ended June 30, 2014.

For the three months ended June 30, 2015, total operating expenses were approximately $128 thousand. For the comparable three-month period in 2014, total operating costs were approximately $258 thousand, representing a decrease of approximately $130 thousand or 50%.  The decrease was due principally to lower manager fees offset in part by higher professional fees due to fees paid to a financial advisor in the second quarter of 2015. As we explore strategic initiatives, we expect that our annual cash operating expenses will be approximately $0.5 million in 2015. During the three-month period ended June 30, 2015, other income decreased approximately $27 thousand when compared to the second quarter in 2014 due to the fact there were no USPA or lease transactions in 2015.

We recorded no income taxes during the second quarter of 2015 due to our operating losses in that period. Income taxes of approximately $28 thousand were provided for in the second quarter of 2014. The federal income tax rate was lower than the statutory rate in 2014 due to the utilization of net operating loss carryforwards. The tax provision represented the alternative minimum tax on income that is not offset by net operating losses.

During the three months ended June 30, 2015, we incurred a net loss of approximately $126 thousand (or $(0.07) per basic and diluted share). Net income was approximately $1.4 million for the three months ended June 30, 2014 (or $0.16 per basic and diluted share). The change was due primarily to the fact that there were no sales in the 2015 period. The basic weighted average number of shares of common stock outstanding was 1,883,639 in the second quarter of 2015 compared to 8,561,997 in the second quarter of 2014. The decrease in the basic weighted average shares in 2015 was due to the purchase of shares of common stock under a tender offer in December 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

There were no sales for the six months ended June 30, 2015 as we sold our remaining stockpile of indium during 2014. For the six months ended June 30, 2014, net sales were approximately $12.3 million. Cost of sales was approximately $8.8 million for the six months ended June 30, 2014. Gross profit was approximately $3.5 million or 29% in the six months ended June 30, 2014.

For the six months ended June 30, 2015, total operating expenses were approximately $237 thousand. For the comparable six-month period in 2014, total operating costs were approximately $550 thousand, representing a 57% decrease.  The decrease was due principally to lower manager fees, accounting fees and compensation expense in the 2015 six-month period. As we explore strategic initiatives, we expect that our annual cash operating expenses will approximate $0.5 million in 2015. During the six-month period ended June 30, 2015, other income decreased approximately $60 thousand when compared to the first half of 2014 due to the fact there were no USPA or lease transactions in 2015.

We recorded no income taxes during the first half of 2015 due to our operating losses in that period. Income taxes of approximately $60 thousand were provided for in the first half of 2014. The federal income tax rate was lower than the statutory rate in 2014 due to the utilization of net operating loss carryforwards. The tax provision represented the alternative minimum tax on income that is not offset by net operating losses.

During the six months ended June 30, 2015, we incurred a net loss of approximately $233 thousand (or $(0.12) per basic and diluted share). Net income was approximately $2.9 million for the six months ended June 30, 2014 (or $0.34 per basic and diluted share). The change was due primarily to the fact that there were no sales in the 2015 period. The basic weighted average number of shares of common stock outstanding was 1,883,639 in the first half of 2015 compared to 8,561,997 in the 2014 comparable period. The decrease in the basic weighted average shares in 2015 was due to the purchase of shares of common stock under a tender offer in December 2014.

Liquidity and Capital Resources

Since our inception and through June 30, 2015, we have incurred accumulated deficits of approximately $5.9 million of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. At June 30, 2015, we had working capital of approximately $4.4 million. This represents a decrease of approximately $0.2 million from the working capital of approximately $4.6 million at December 31, 2014. The decrease in working capital was primarily due to the operating expenses in the first half of 2015.

As of June 30, 2015 and December 31, 2014, we have cash and cash equivalents of approximately $4.4 million and $4.8 million, respectively. The decrease of approximately $0.4 million was due primarily to operating expenses in the first half of 2015 and a reduction in accounts payable and accrued expenses. We believe that the cash and cash equivalents at June 30, 2015 should be sufficient to pay our operating expenses for at least the next year, which we currently estimate to be approximately $0.5 million in 2015.

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

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Six Months Ended June 30,
	2015	2014

Net cash (used in) provided by operating activities	$(394,560)	$8,331,385
Net (decrease) increase in cash and cash equivalents	$(394,560)	$8,331,385

Cash Flows from Operating Activities

The net cash used in operations of approximately $395 thousand in the first six months of 2015, principally represented cash used for operating expenses and a decrease in accounts payable and accrued expenses. In the first six months of 2014, cash provided by operations was approximately $8.3 million representing cash from sales of $12.3 million less $2.4 of sales in accounts receivables at June 30, 2014 and $1.0 million in sales under a USPA that was paid for in 2013, offset in part by cash used to fund operating expenses.

Cash Flows from Investing Activities

No cash was provided by or used in investing activities in the first six months of 2015 and 2014.

Cash Flows from Financing Activities

No cash was provided by or used in financing activities in the first six months of 2015 and 2014.

Working Capital

At June 30, 2015, we had working capital of approximately $4.4 million. This represents a decrease of approximately $0.2 million from the working capital of approximately $4.6 million at December 31, 2014. The decrease in working capital was primarily due to the net loss from operations.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMG Indium Resources Ltd.
(Registrant)

August 14, 2015	/s/ Ailon Z.Grushkin
Date	Ailon Z. Grushkin
Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

