Form 10-K
period 2015-12-31
SMG Indium Resources Ltd.
filed 2016-03-28
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2015 was $1,677,271.

The number of shares of the registrant’s common stock outstanding as of March 25, 2016 was 1,744,569.

Documents Incorporated by Reference

None

SMG Indium Resources Ltd.

Annual Report on Form 10-K

For the Year Ended December 31, 2015

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

Introduction

We were incorporated under the laws of the State of Delaware on January 7, 2008.  Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, we have engaged one of our directors to assist in identifying, evaluating and negotiating strategic transactions and have agreed to pay that director $50 thousand in 2016 for these services. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2014, we repurchased 6,678,358 shares of our common stock (representing 78% of our then issued and outstanding shares of common stock) in a tender offer (the Tender Offer) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders. Shares having an aggregate purchase price of more than approximately $16.1 million were properly tendered and not properly withdrawn. There were 1,883,639 shares of our common stock outstanding after the Tender Offer. During the third quarter of 2015, our board of directors (Board) approved a program to repurchase up to $650 thousand in shares of our common stock. In connection therewith, we repurchased 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At December 31, 2015, 1,744,569 shares of our common stock were outstanding.

In December 2015, our Board approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

At December 31, 2015, we had approximately $1.0 million in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $0.4 million in 2016 while we review our strategic options. Accordingly, we believe that we have sufficient funds to sustain operations for at least the next two years.

In 2015, management services were provided under an arrangement with Nano-Cap Advisors LLC (Nano) in which Ailon Z. Grushkin, Chairman of our Board, President and Chief Executive Officer is the sole shareholder. Under the arrangement, which was approved by our Board, we agreed to pay Nano $90 thousand in 2015 to provide management services and office space. During the first quarter of 2016, we entered into an agreement with Nano to continue to provide such services in 2016 for a fee of $70 thousand.

We are not legally prohibited from pursuing other business strategies pursuant to our certificate of incorporation, as amended, or any other corporate document. We will promptly notify stockholders of any modifications to our stated business plan. Our operations have been limited to purchasing, stockpiling, lending or leasing the metal indium. As of December 31, 2014, we sold our entire indium stockpile. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company, which would require approval of our Board and will require stockholder approval.

Employees

We have no full-time employees. Our Chief Executive Officer and President provides services to us on a part time basis under an agreement with Nano. Our Chief Financial Officer is a part-time employee and our administrative assistant is a part-time independent contractor. Prior to 2015, our Chief Executive Officer, President and Chief Operating Officer provided services to us through Specialty Metals Group Advisors LLP (“the Former Manager”).

Corporate Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act have been filed with the Securities and Exchange Commission (SEC). Such reports and other information that we file with the SEC are available on our website at http://www.smg-indium.com when such reports are filed with the SEC. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Ailon Grushkin, SMG Indium Resources Ltd., by calling (347) 286-0712.

The public may also read and copy the materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC. References to our website and the SEC’s website are intended to be inactive textual references and the contents of these websites are not incorporated into this filing.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before purchasing our common stock or warrants, you should carefully consider the following risk factors as well as other information contained in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

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

William C. Martin, a former director, beneficially owns approximately 45.0% of our outstanding common stock with voting rights through a wholly owned entity Raging Capital Master Fund, Ltd. (formerly Raging Capital Fund L.P and Raging Capital Fund (QP), L.P) and his Individual Retirement Account. This percentage ownership does not take into consideration the potential exercise of any stock options and warrants controlled by William C. Martin either individually or through his affiliates. Mr. Martin is able to influence the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The interests of Mr. Martin and our stockholders’ interests may not always align, and taking actions, which require stockholder approval, such as selling the company, may be controlled by Mr. Martin if he agrees with the strategy, or may be more difficult to accomplish if he disagrees with the strategy. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. Furthermore, in the event that Mr. Martin elects to sell a significant portion of his interest in the Company, such sale may materially affect the Company and our stock price could decrease.

There may be a lack of investment liquidity in our shares because we are not a mutual fund, a closed end fund, a trust company, an ETF or an ETN.

We are not a mutual fund, a closed end fund, a trust company, an exchange traded fund (ETF) or an exchange traded note (ETN) and our shares are not quoted on a national exchange. Therefore, an investment in our common shares is not redeemable and liquidity may be limited. Furthermore, our principal stockholder currently owns 45% of our common shares, which are subject to restrictions on transfer, including time and volume limitations under Rule 144, which serves to further reduce the float of common stock and its liquidity.

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

An active public market for our common stock or warrants has not developed or been sustained since our IPO. The market price of our securities has declined below the IPO price. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

·	variations in our quarterly operating results;

·	our announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	additions or departures of key personnel;

·	future sales of securities; and

·	changes in financial estimates by securities analysts.

In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Securities litigation could result in substantial costs and divert management’s attention and resources.

We may issue additional shares of our common stock that would result in a dilution of our stockholders.

We are authorized to issue up to 25,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Currently, there are 15,517,660 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of 6,753,701 outstanding warrants, 845,000 shares reserved under our stock option plan). Although we currently have no commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock to obtain future financing.

The issuance of additional shares of our common stock or any number of shares of our preferred stock:

·	may significantly reduce the equity interest of our stockholders;

·	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

·	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may, among other things, result in the resignation or removal of our present officers and directors; and

·	may adversely affect prevailing market prices for our common stock.

We may need to raise additional capital and may encounter unforeseen costs. If the terms on which the additional capital is available are unsatisfactory or if the additional capital is not available at all, we may not be able to pursue our objective and strategy.

Our expenses are funded from cash on hand. Once such cash available has been spent, we will be required to generate cash resources from debt incurrence or the sale of additional equity securities. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. We may not be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock, stockholders may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants, which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations or take advantage of opportunities in connection with any strategic options.

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

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. We have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to comply with our undertaking. We may not be able to comply with such undertaking. In addition, we agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Due to the fact that the exercise price of the warrants is 32,857% higher than the trading price of our common stock at December 31, 2015, we have not filed a current registration statement for the warrants.

We depend upon our senior management and his loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our senior executive officer, Ailon Z. Grushkin, our Chairman of the Board, Chief Executive Officer and President. The loss or unavailability of the services of this individual for any significant period of time would have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we have not purchased any key-man insurance for our senior executive officer.

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

During 2015, we made a cash distribution to our stockholders of $1.75 per common share. In 2014, we tendered for 78% of our outstanding common stock for an aggregate purchase price of approximately $16.1 million. Any future determination to make cash distributions to stockholders will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. At this time, we do not anticipate making any future cash distributions. Our Board, however, may consider paying dividends in the future once it has evaluated potential strategic options for the business. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

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

Our outstanding options and warrants may have an adverse effect on the market price of common stock and make it more difficult to obtain future financing.

As of December 31, 2015, we have outstanding warrants and options to purchase up to 7,318,700 shares of common stock issued and outstanding. The sale or even the possibility of sale of the shares of common stock underlying the warrants and such options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, holders may experience dilution to their holdings.

We could issue ‘‘blank check’’ preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights.

Our certificate of incorporation, as amended, authorizes the issuance of up to 1,000,000 shares of ‘‘blank check’’ preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Accordingly, our Board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

The SEC has adopted Rule 15g-9 which generally define a ‘‘penny stock’’ to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of in excess of $2 million, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of in excess of $5 million, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6 million for the preceding three years. Unless an exception is available, the regulations require, that prior to any transaction involving a penny stock, a risk disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests.

Moreover, our Board has the ability to designate the terms of, and issue new series of preferred stock.

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

Market Price and Dividend Information

Our common stock and warrants are quoted on the OTC Bulletin Board and/or the marketplace operated by Pink OTC Markets Inc. (“OTCQB”) under the symbols “SMGI” and “SMGIW.” The following table sets forth the high and low sales prices for common stock and warrants, as reported by the OTCQB.

Quarterly Price Ranges

	Common Stock*		Warrants
Quarter Ended	High	Low	High	Low
March 31, 2015	$0.35	$0.31	$0.0145	$0.0145
June 30, 2015	$0.33	$0.30	$0.0200	$0.0145
September 30, 2015	$0.32	$0.29	$0.0180	$0.0100
December 31, 2015	$0.40	$0.17	$0.0145	$0.0065

March 31, 2014	$0.38	$0.28	$0.14	$0.08
June 30, 2014	$0.38	$0.33	$0.10	$0.03
September 30, 2014	$0.39	$0.32	$0.06	$0.03
December 31, 2014	$0.40	$0.29	$0.05	$0.01

As of March 16, 2016, the closing sales price of our common stock and warrants on the OTC Bulletin Board was $0.20 and $0.004, respectively. As of March 16, 2016, there were approximately 146 stockholders of record of our common stock.

* As published on Bloomberg L.P., adjusted to reflect a special cash distribution paid in December 2015 of $1.75 per share of common stock.

Dividend Policy

We paid $1.75 per common share in a return of capital cash distribution to our stockholders in December 2015 for an aggregate amount of $3.052 million. There were no such distributions in 2014. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. At this time, we do not anticipate paying any future dividends. The Company’s Board however, may consider paying dividends in the future once it has evaluated potential strategic options for the business.

Issuer Purchases of Equity Securities

None.

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

Overview

We were incorporated under the laws of the State of Delaware on January 7, 2008.  Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. We also lent, leased and sold indium when management believed it was advantageous. In December 2013, our Board authorized management to sell our entire stockpile of indium in 2014 based on prevailing market conditions. As of December 31, 2014, we sold all of the indium from our stockpile. As a result we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, we have engaged one of our directors to assist in identifying, evaluating and negotiating strategic transactions and have agreed to pay that director $50 thousand in 2016 for those services. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2014, we repurchased 6,678,358 shares of our common stock (representing 78% of our outstanding shares of common stock) in a tender offer (the “Tender Offer”) for an aggregate purchase price of approximately $16.1 million or $2.41 per share. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders. Shares having an aggregate purchase price of more than approximately $16.1 million were properly tendered and not properly withdrawn. There were 1,883,639 shares of our common stock outstanding both after the Tender Offer and, at December 31, 2014 . During the third quarter of 2015, our Board approved a program to repurchase up to $650 thousand of our common stock. In connection therewith, we repurchased 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At December 31, 2015, 1,744,569 shares of our common stock were outstanding.

In December 2015, our Board approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

 Our expenses will be required to be satisfied by cash on hand at December 31, 2015 of approximately $1.0 million. Cash on hand is expected to be sufficient to satisfy our estimated expenses of approximately $0.4 million in 2016. We may seek to raise additional capital to cover our corporate strategies through potentially dilutive equity offerings or debt financing.

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see Notes to Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Financial Statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Common Stock Purchase Contracts, (3) Share-Based Payment Arrangements, (4) Income Taxes and (5) Accounting for Direct Sales, Lease and Lending Transactions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is only permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating our strategic options and, since December 31, 2014, we have no revenue stream. We will evaluate the effect that ASU 2014-09 has on our financial statements and related disclosures and the transition method when and if we will have future revenues.

Results of Operations

Year 2015 compared to Year 2014

The results of operations for the years ended December 31, 2015 and 2014 are as follows:

	For the Year Ended December 31,
	2015	2014
Net sales	$-	$21,083,763
Cost of sales	-	15,261,816
Gross profit	-	5,821,947

Operating costs:
Operating expenses - related party fees	90,000	651,565
Other selling, general and administrative expenses	378,336	400,030
Total operating costs	468,336	1,051,595

Operating (loss) income	(468,336)	4,770,352

Other income:
Interest income	7,434	18,165
Other income	-	60,017
Net (loss) income before income taxes	(460,902)	4,848,534
Income tax expense	-	(90,000)
Net (loss) income	$(460,902)	$4,758,534

Net (Loss) Income Per Share
Basic	$(0.25)	$0.59
Diluted	$(0.25)	$0.59

Weighted Average Number of Shares Outstanding
Basic	1,846,300	8,013,091
Diluted	1,846,300	8,013,926

Year ended December 31, 2015 compared to the year ended December 31, 2014

There were no sales for the year ended December 31, 2015, as we sold our remaining stockpile of indium during 2014 and have exited the indium business. For the year ended December 31, 2014, net sales were approximately $21.1 million. Cost of sales in 2014 was approximately $15.3 million resulting in gross profit of approximately $5.8 million or 28%. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

For the year ended December 31, 2015, total operating expenses were approximately $0.5 million compared to $1.1 million in 2014 representing a decrease of 55%. The decrease was due primarily to lower manager fees. We expect that our normal annual cash expenses will approximate $0.4 million in 2016. In 2015, other income decreased approximately $60 thousand when compared to 2014 due primarily to the fact that we had no indium leases or USPA transactions in 2015 since we had previously exited the indium business at the end of 2014. Interest income was lower in 2015 as a result of a decrease in cash equivalents.

There were no income taxes in 2015 as a result of our net loss for the period. Income taxes of approximately $90 thousand were provided for during the year ended December 31, 2014, primarily for the alternative minimum tax on net income that was not offset by our net operating loss carryforwards.

Net loss was approximately ($0.5) million in 2015 (or ($0.25) per basic and diluted share) compared to net income of approximately $4.8 million for the year ended December 31, 2014 (or $0.59 per basic and diluted share). The change was due to the fact that we no sales in 2015since we had previously exited the indium business, offset in part by lower operating expenses. The basic weighted average number of shares of common stock outstanding in 2015 was 1,846,300 compared to 8,013,091 in 2014. The decrease in weighted average shares in 2015 was due to the purchase of shares of common stock under the Tender Offer in December 2014 and under our stock repurchase program in 2015.

Liquidity and Capital Resources

Since our inception and through December 31, 2015, we have incurred accumulated deficits of approximately $6.1 million of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. At December 31, 2015, we have working capital of approximately $0.9 million. This represents a decrease of approximately $3.7 million from the working capital of approximately $4.6 million at December 31, 2014. The decrease in working capital was primarily due to a decrease in cash principally as a result of the return of capital to stockholders in December 2015 and cash used to fund operations.

As of December 31, 2015, we have cash and cash equivalents of approximately $1.0 million compared to cash and cash equivalents of approximately $4.8 million at December 31, 2014. The decrease of approximately $3.8 million was due primarily to approximately $3.05 million in cash used to fund the return of capital to stockholders, $0.6 million used for operations and $0.2 million used to acquire treasury shares during 2015. We believe that the cash and cash equivalents at December 31, 2015 should be sufficient to pay our operating expenses for at least the next two years, which we currently estimate to be approximately $0.4 million annually.

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

Discussion of Cash Flows

The Company’s cash flow activity was a follows:

	For the Year Ended December 31,
	2015	2014

Net cash (used in) provided by operating activities	$(589,078)	$18,900,619
Net cash used in financing activitites	(3,247,693)	(16,193,792)
Net (decrease) increase in cash and cash equivalents	$(3,836,771)	$2,706,827

Cash Flows Used in Operating Activities

The net cash used in operating activities was approximately $0.6 million in 2015 compared to net cash provided by operations of approximately $18.9 million in 2014. The change was primarily the result of no sales in 2015 since we had previously exited the indium business, offset in part by lower operating expenses.

Cash Flows from Investing Activities

There was no cash provided by or used in investing activity in 2015 and 2014.

Cash Flows from Financing Activities

Net cash used in financing activities in 2015 was approximately $3.2 million due principally to the return of capital to stockholders and the purchase of treasury stock in 2015. The net cash used in financing activities of approximately $16.2 million in 2014 was due to our purchase of shares of our common stock under the Tender Offer, including expenses of the Tender Offer.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

We have no contractual commitments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and notes thereto are set forth in this annual report on Form 10-K on pages F-1 through F-13.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief FinancialOofficer, we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2015, such disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on its evaluation, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the company’s internal controls over financial reporting by our registered public accounting firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Listed below are the names of the directors, executive officers and significant employees of the Company, their ages as of March 25, 2016 and positions held:

Name	Age	Position

Ailon Z. Grushkin	43	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer
Mary E. Paetzold	66	Chief Financial Officer
Fred Arena	61	Director
Richard A. Biele	46	Director

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

Ailon Z. Grushkin has been our President and a Director since inception and a member of our Former Manager through December 31, 2014. Currently, he is our Chief Executive Officer, President and Chairman of the Board under an arrangement with Nano-Cap Advisors LLC, for which he is the sole member. He is currently the Managing Member of the General Partner of a micro-cap focused hedge fund he founded in January 2000. He is also currently the Managing Member of a commodities based hedge fund he launched in January 2004. From 1996 to 2011, Mr. Grushkin was also the General Partner of the Nano-Cap Hyper Growth Partnership L.P., a hedge fund he founded in 1996. From 1990 to 1996, Mr. Grushkin worked or interned at Merrill Lynch Futures Investment Partners (‘‘MLFIP’’), Thompson McKinnon Securities, Prudential Securities and Sumitomo Bank Ltd. At these firms, he held various positions including assistant commodity trader, commodity trading advisor analyst and assistant derivatives trader. Mr. Grushkin is qualified to serve on our Board because of his experience purchasing and taking delivery of minor physical metals for his own personal investment as well as his experience managing a fund dedicated to investing in commodities and equities linked to commodities. Mr. Grushkin is a graduate of the John M. Olin School of Business at Washington University in St. Louis with a Bachelor’s of Science in Business Administration.

Mary E Paetzold has been our Chief Financial Officer since July 2011. Ms. Paetzold is a Certified Public Accountant with over 35 years of experience with the audit, accounting, internal control and finance functions of public and private companies. Since 2002, Ms. Paetzold has served as a director, chairman of the audit committee, and member of the compensation, nominating and governance committees for Immunomedics, Inc., a publicly traded biotechnology company. From 2003 to 2011, she served as a director and chairman of the audit committee of Orthovita Inc., a publicly traded orthobiologics and biosurgery company that was acquired by Stryker Corporation in June 2011. From January 2008 to December 2008, she was an adjunct professor at the Cameron School of Business at the University of North Carolina at Wilmington. From 1994 through February 2000, she served as Vice President, Chief Financial Officer and Director (1996-1997) of Ecogen Inc, a publicly traded agricultural biotechnology company. From 1973 to 1994, Ms. Paetzold practiced with KPMG Peat Marwick, LLP, predecessor to KPMG, LLP, serving as an audit partner from 1984 to 1994. Ms. Paetzold's extensive experience serving as a Certified Public Accountant, audit partner, Chief Financial Officer and the chairman of various audit committees for publicly traded companies qualifies her to serve as the Company's Chief Financial Officer. Ms. Paetzold has a Bachelor of Arts in Mathematics from Montclair State University and received her certification from the New Jersey Board of Accountancy in 1977. She is a member of the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Independent Non-Employee Directors

Fred Arena has been a director since January 2008. Mr. Arena has been Chief Executive Officer and Managing Partner of Vision Properties since May 2013 and has been the Managing Partner and Chief Operating Officer of Vision Equities LLC since January 2006, both east coast commercial real estate owners and developers. In his career, he has developed or overseen the asset management of over 80 million square feet of office space. In May 2006, Mr. Arena was brought in by the board of directors of American Financial Realty Trust to create an asset and management division and to help market it for sale, which was consummated in April 2008. From 1999 to 2006, Mr. Arena served as Regional Managing Director of Commercial Real Estate for one of the Goldman Sachs Whitehall Companies. From 1993 through 1999, Mr. Arena was Senior Vice President of Asset Management and General Manager for one of the most prestigious privately owned real estate companies in the northeast. Mr. Arena began his career with Hartz Mountain Industries in the 1980s managing a ten million square foot commercial office portfolio. Mr. Arena serves on the board of directors of the Building Owners & Managers Association (BOMA) New Jersey, and is a member of its Executive Board. He is also a member of the National Association of Industrial & Office Properties (NAIOP). Mr. Arena is qualified to serve on our Board because of his extensive experience managing a portfolio of over ten million square feet of warehouse buildings in the northeast as well as founding an asset management company that oversaw the management of warehouses. This experience enables Mr. Arena to provide the board with important perspectives on business management and strategic planning. Mr. Arena received his Bachelor of Science in Business Administration and Management from Rutgers University.

Richard A. Biele has been a director of our company since December 2015. Mr. Biele served as our Chief Operating Officer, Secretary and a Director from our inception through December 2013. Since 2005, Mr. Biele has been a Principal of Princeton Financial Partners, which owns and operates the Newtown, Pennsylvania branch of Andrew Garrett Inc., a full service boutique Broker Dealer based in New York, New York. The branch services both retail and institutional investors. In addition to being a Registered Representative in the branch, Mr. Biele has brought in investment banking clients and assists with the non-daily management of the branch. From 2005 to 2007, Princeton Financial Partners, operated as an affiliate of S.W. Bach & Company, a FINRA regulated securities firm, from 2005 to 2007. While at the firm, Mr. Biele continued to manage his brokerage business and began trading commodities for his personal account. From August 2001 through November 2005, Mr. Biele worked as a registered representative at Kirlin Securities. From January 1998 through August 2001, Mr. Biele worked at Princeton Securities where he established investment banking relationships with other broker dealers and managed his existing clientele’s assets. Mr. Biele has had 17 years of experience in brokerage, investment banking and mergers and acquisitions. Mr. Biele is qualified to serve on our Board because of his extensive experience in brokerage, investment banking and mergers and acquisitions. Mr. Biele has a Bachelor’s of Science in Economics from Old Dominion University.

Board Composition

Our certificate of incorporation, as amended, and bylaws provide that the authorized number of directors may be changed only by resolution of the Board. We currently have three directors with each director serving a one-year term. At each annual meeting of stockholders, the successors to the directors will be elected to serve until the next annual meeting following the election.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board has determined that Messrs. Arena and Biele are ‘‘independent directors’’ under the NASDAQ independence standards.

Meetings of the Board of Directors

In 2015, the Board met once telephonically. Each director attended at least 75% of the total number of meetings of the Board and all committees of the board on which such director served. Directors are encouraged, but are not required, to attend our annual meeting of stockholders.

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

Audit Committee. Our Audit Committee was composed of Fred Arena (Chairman), Frederick Wasch and Allan Young through December 9, 2015. Presently, our Audit Committee is composed of Fred Arena (Chairman) and Richard Biele. All current and former members of our Audit Committee are independent as defined in the NASDAQ rules. In addition, the Board of Directors has determined that Fred Arena satisfies the SEC’s criteria for an “audit committee financial expert.” The Audit Committee met four times telephonically during 2015. Each committee member was present for at least 75% of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee. Our Audit Committee oversees our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed periodically) and performs several functions.

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

Compensation Committee. Our Compensation Committee was composed of Fred Arena, Frederick Wasch (Chairman) and Allan Young through December 9, 2015. Presently, our Compensation Committee is composed of Fred Arena (Chairman) and Richard Biele.The Compensation Committee did not meet during 2015. The Compensation Committee reviews its charter periodically. Our Compensation Committee’s primary functions are:

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

Decisions regarding executive compensation are ultimately determined by the Board upon recommendations of the Compensation Committee, which reviews a number of factors in its decisions, including market information about the compensation of executive officers at similar-sized companies within our industry and geographic region, and recommendations from our Chief Executive Officer. The Compensation Committee may consult external compensation consultants to assist with the recommendation of executive compensation. The Compensation Committee did not utilize the services of an external compensation consultant in 2015.

Non-executive director compensation is determined by the entire Board after review and approval by the Compensation Committee. For further information regarding the 2015 director compensation program, please see “Director Compensation” below.

Nominating and Governance Committee. Our Nominating and Governance Committee was composed of William Martin (Chairman), Fred Arena, Frederick Wasch and Allan Young through December 9, 2015. Presently, Nominating and Governance Committee is composed of Fred Arena (Chairman) and Richard Biele. The Nominating and Governance Committee did not meet in 2015. The Nominating and Governance Committee has a charter, which is reviewed periodically.

Our Nominating and Governance Committee’s primary functions are:

•	identify the appropriate size, functioning and needs of and nominate members of the Board;

•	develop and recommend to the board of directors a set of corporate governance principles applicable to our company and review at least annually our code of conduct and ethics;

•	review and maintain oversight of matters relating to the independence of our board and committee member, in light of the independence standards of the Sarbanes-Oxley Act of 2002 and the rules of the NASDAQ Stock Market; and

•	oversee the evaluation of the Board and management.

The Nominating and Governance Committee recommends to the Board candidates for nomination to the Board. When considering individuals to recommend for nomination as directors, our Nominating and Governance Committee seeks persons who possess the following characteristics: integrity, education, commitment to the Board, business judgment, relevant business experience, diversity, reputation, and high performance standards. While the Board values a diversity of viewpoints and backgrounds, it does not have a formal policy regarding the consideration of diversity in identifying director nominees. The Nominating and Governance Committee may engage the services of third party search firms to assist in identifying and assessing the qualifications of director candidates. During 2015, the Nominating and Governance Committee did not pay any fees to third parties to assist in the identification of Director nominees.

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

The Nominating and Governance Committee will consider properly and timely submitted director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to 176 LaGuardia Ave., Staten Island, New York 10314, Attn: Ailon Grushkin. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation.

Board Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. Currently, Ailon Grushkin serves as Chairman of the Board, President and Chief Executive Officer. Our Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company and other relevant factors. After considering these factors, our Board has determined that the role of Chairman of the Board, Chief Executive Officer and President, is an appropriate board leadership structure for our company at this time.

The Board is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s board leadership structure supports this approach. Through our President, and other members of management, the Board receives periodic reports regarding the risks facing the Company. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

Corporate Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics which is reviewed annually. The text of our Code of Conduct and Ethics, which applies to our officers and each member of our Board, is posted in the “Corporate Governance” section of our website, www.smg-indium.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our Web site, www.smg-indium.com. A copy of our Code of Conduct and Ethics is also available in print; free of charge, upon written request to 176 LaGuardia Ave., Staten Island, New York 10314, Attn: Ailon Z. Grushkin.

Item 11.	Executive Compensation

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2015 and 2014 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2015 (collectively, the “named executive officers”):

Name and principal position	Year	Salary ($) (1) (2)	Bonus ($)	Stock awards($) (3)	Option awards($) (3)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (2)	Total ($)

Ailon Z. Grushkin	2015	0	0	0	0	0	0	90,000	90,000
Chief Executive Officer (1)	2014	0	0	0	0	0	0	181,641	181,641

Mary E. Paetzold	2015	60,000	25,000	0	5,350	0	0	0	90,350
Chief Financial	2014	60,000	25,000	0	5,200	0	0	0	90,200
Officer (principal
financial and
accounting officer)(2)

(1)	Until December 31, 2014, the Company had a Management Services Agreement with the Former Manager. Under the agreement, the Company paid the Former Manager a fee which aggregated $0.7 million in 2014. Alan C. Benjamin, Ailon Z. Grushkin, BRACK Advisors LLC, a New Jersey limited liability company controlled by Richard A. Biele, and RCM Indium LLC, an entity controlled by William C Martin, a major shareholder, each owned 25.00% of the Manager. The compensation reported for 2014 for Mr. Grushkin in the above table under the heading “All Other Compensation” represents his share of the Former Manager fee. In 2015, management services are provided under an arrangement with Nano-Cap Advisors LLC where Ailon Z. Grushkin is the sole member.

(2)	The Company has an arrangement with Ms. Paetzold that provided for cash compensation of $60,000 per year and quarterly five-year options to acquire 5,000 shares of common stock through December 31, 2015. All options vest at the date of grant and are exercisable at the market value at the date of grant. The Compensation Committee also approved a cash bonus of $25,000 during 2014, which was paid in January 2015. There was no bonus awarded in 2015.

(3)	Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included herein.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board.

Director Compensation

We do not pay directors, who are also members of our Former Manager, any additional compensation for their service as a director. We do compensate a non-executive, independent director who is not a representative of Raging Capital for his service as a director.

Director Compensation Table

The following table shows the compensation paid to our non-executive, independent directors for their Board service during the year ended December 31, 2015:

Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash ($)	Awards	Awards	Compensation	Compensation	Compensation
	(1)	($) (2)	($) (2)	($)	Earnings ($)	($)	Total ($)

Fred Arena	10,000	-	-	-	-	-	10,000
Fred Wasch (3)	-	-	-	-	-	-	-
Allan Young (3)	-	-	-	-	-	-	-
Richard A. Biele(4)	-	-	-	-	-	-	-

(1)	For further information, see "Cash Compensation of Directors” below.

(2)	At December 31, 2015, the number of shares of our common stock underlying options held by each of our non-executive directors listed in the table was as follows: Mr. Arena, 23,333, and Mr. Biele, 100,000, granted prior to 2015.

(3)	Mr. Wasch and Mr. Young, who are representatives of Raging Capital, receive no compensation for their services as directors.

(4)	Mr. Biele received no compensation in 2015 and will be paid in 2016 under a consulting contract and will therefore receive no additional compensation for his services as a director.

Cash Compensation of Directors

Mr. Arena, one of our independent members of our Board is paid such remuneration for his services as our Board may, from time to time, determine. In 2015, we paid such independent Board member a retainer of $10,000 per year. In addition he may receive meeting fees of $1,000 per meeting attended in person (including committee meetings). We also reimburse Mr. Arena for out-of-pocket expenses for attending such meetings

Equity Compensation of Directors

Since our initial public offering in 2011, our independent directors have been eligible to participate in our 2008 Long-Term Incentive Compensation Plan, as amended. In 2015 and 2014, we did not grant any stock options to our independent directors.

Outstanding Equity Awards at 2015 Year End

The table below presents outstanding unexercised options, unvested stock and equity incentive plan awards held by each of our executive officers as of December 31, 2015:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Ailon Grushkin (1)	100,000	0	0	4.50	5/09/16	0	0	0	0

Mary E	2,500	0	0	4.51	7/22/16	0	0	0	0
Paetzold (2)	2,500	0	0	3.90	10/23/16	0	0	0	0
	2,500	0	0	3.55	12/31/16	0	0	0	0
	2,500	0	0	3.40	4/01/17	0	0	0	0
	5,000	0	0	2.70	7/01/17	0	0	0	0
	5,000	0	0	2.63	10/01/17	0	0	0	0
	5,000	0	0	2.45	1/01/18	0	0	0	0
	5,000	0	0	2.58	3/31/18	0	0	0	0
	5,000	0	0	2.85	6/30/18	0	0	0	0
	5,000	0	0	3.29	9/30/18	0	0	0	0
	5,000	0	0	1.78	1/01/19	0	0	0	0
	5,000	0	0	2.18	3/31/19	0	0	0	0
	5,000	0	0	2.13	6/30/19	0	0	0	0
	5,000	0	0	2.16	9/30/19	0	0	0	0
	5,000	0	0	1.89	1/01/20	0	0	0	0
	5,000	0	0	2.00	3/31/20	0	0	0	0
	5,000	0	0	1.80	6/30/20	0	0	0	0
	5,000	0	0	1.81	9/30/20	0	0	0	0

(1)	Our agreement with the Former Manager expired on December 31, 2014, however, Mr. Grushkin has beneficial ownership rights to stock options owned by or granted to Specialty Metals Group Advisors LLC, the Former Manager.

(2)	Through December 31, 2015, we had an arrangement with Mary E. Paetzold that provided for quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. Prior to June 2012, such arrangement provided for the quarterly grants of fully vested, five-year options to acquire 2,500 shares of common stock exercisable at the market value at the date of grant.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders 2008 Long-Term Incentive Compensation Plan	1,000,000	$4.58	280,001
Equity compensation plans not approved by security holders	-	-	-
Total	1,000,000	$4.58	280,001

2008 Long-Term Incentive Compensation Plan

In 2008, our Board adopted and our stockholders approved the 2008 Long-Term Incentive Compensation Plan. Under this plan, we may grant incentive stock options, non-qualified stock options restricted and unrestricted stock awards and other stock-based awards. The purpose of the 2008 Long-Term Incentive Compensation Plan is to provide an incentive to attract directors, officers, consultants, advisors and employees whose services are considered valuable to encourage a sense of proprietorship and to stimulate an active interest of such person in our development and financial achievements. As amended in July 2010, a maximum of 1,000,000 shares of our common stock of which 845,000 shares are reserved for issuance under this plan. The plan expires on January 31, 2018. Our Board has authorized our Compensation Committee to administer our plan. In connection with the administration of our 2008 Long-Term Incentive Compensation Plan, the Compensation Committee, with respect to awards to be made to any person who is not one of our directors, will:

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

Any grant of awards to any directors under our 2008 Long-Term Incentive Compensation Plan must be approved by our Board. In addition, the Compensation Committee will:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2016 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 1,744,569 shares of common stock outstanding on March 25, 2016.

	Number of	Percentage of
Name of Beneficial Owners (1)(2)	Shares	Common Stock
5% Stockholders
Raging Capital Management, LLC (9)	2,749,840	74.08%
Raging Capital Master Fund, Ltd. (8)	2,749,840	74.08%
William Martin (7) (8) (9)	2,763,254	74.20%
Anchorage Capital Group, L.L.C. (10)	718,340	30.64%
AC Investment Management LLC (11)	760,951	32.46%
Executive Officers and Directors
Ailon Z. Grushkin (5)	245,162	12.53%
Richard A. Biele (6)	136,879	7.34%
Mary E. Paetzold (3)	80,000	4.38%
Fred Arena (4)	23,333	1.32%

All officers and directors as a group (4 persons)(3)(4)(5)(6)	485,374	22.26%

(1)	Unless otherwise indicated, the address of each person is c/o SMG Indium Resources, Ltd.176 LaGuardia Ave., Staten Island, New York 10034.

(2)	Except as explicitly set forth in applicable footnotes, all information in this table, including the footnotes thereto, is derived from third party filings made with the SEC, as described in the footnotes. We have not independently verified such information. Unless otherwise indicated, all ownership is direct beneficial ownership.

(3)	Includes 80,000 shares that may be acquired upon the exercise of options to purchase common stock.

(4)	Includes 23,333 shares that may be acquired upon the exercise of options to purchase common stock.

(5)	Includes 21,965 shares and 111,363 shares that may be acquired upon the exercise of common stock purchase warrants held by the AZG Tangible Assets Fund LLC and A.Z.G. Capital Corp. Profit Sharing Plan. Ailon Z. Grushkin is the Managing Member of the Managing Member of AZG Tangible Assets Fund LLC and retains 100% equity ownership in the Managing Member. Ailon Z. Grushkin is the sole beneficiary of A.Z.G. Capital Corp. Profit Sharing Plan. Also includes 100,000 shares that may be acquired upon the exercise of options to purchase common stock held by Specialty Metals Group Advisors LLC, the Former Manager.

(6)	Includes 2,772 shares and 14,056 shares that may be acquired upon the exercise of common stock purchase warrants held by Richard A. Biele IRA, 7,028 shares that may be acquired upon the exercise of common stock purchase warrants held by Mr. Biele and 100,000 shares that may be acquired upon the exercise of options to purchase common stock held by Specialty Metals Group Advisors LLC, the Former Manager.

(7)	Based on Schedule 13G/A filed with the Securities and Exchange Commission on December 10, 2015 by Raging Capital Master Fund, LTD (“Raging Group” includes 782,498 shares and 1,967,342 shares that may be acquired by the exercise of common stock purchase warrants held by Raging Capital Master Fund, Ltd. William C. Martin is the Managing Member of Raging Capital Management, LLC the General Partner of Raging Capital Master Fund , Ltd. William C. Martin retains 100% equity ownership in Raging Capital Management, LLC. Also includes 1,386 shares and 7,028 shares that may be acquired upon exercise of common stock purchase warrants held by William C. Martin SEP IRA, and includes 5,000 shares that may be acquired upon the exercise of options to purchase common stock held by Mr. Martin.

(8)	Includes 782,498 shares and 1,967,342 shares that may be acquired upon the exercise of common stock purchase warrants held by Raging Capital Master Fund Ltd. Raging Capital Management, LLC is the General Partner of Raging Capital Master Fund Ltd. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital Management, LLC.

(9)	RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin. However, RCM Indium, LLC does not have any ownership rights to any common Ssock or stock options owned by Mr. Martin.

(10)	Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 16, 2016 by Anchorage Capital Group, L.L.C. ("Capital Group"), 610 Broadway, 6 th Floor, New York, NY 10012. Also, includes 600,000 shares that may be acquired upon the exercise of common stock purchase warrants held by Capital Group. Such shares and warrants are held for the account of Anchorage Capital Master Offshore, Ltd., a Cayman Islands exempted company incorporated with limited liability (“Anchorage Offshore”). Capital Group is the investment advisor to Anchorage Offshore. Anchorage Advisors Management, L.L.C. ("Anchorage Management") is the sole managing member of Capital Group. Mr. Davis is the President of Capital Group and a managing member of Anchorage Management and Mr. Ulrich is the Chief Executive Officer of Capital Group and the other managing member of Management.

(11)	Based on Schedule 13G/A filed with Securities and Exchange Commission on June 26, 2013 by AC Investment Management LLC, 1350 Avenue of the Americas, Suite 2300, New York, NY 10019. Reflected amount includes our knowledge of the reporting person’s tender of shares of our common stock in connection with our Tender Offer consummated in December 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than ten percent of our common stock file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in year 2015, all of these filing requirements were satisfied.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2015, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

In December 2015, our Board approved a cash distribution to stockholders in the amount of $1.75 per common share for an aggregate of $3.05 million. The distribution was a return of capital for tax purposes and the aggregate cash distribution was recorded against additional paid in capital in 2015. Our directors and officers participated in this return of capital cash distribution with other stockholders. Such individuals received $1.75 for each share they own. The following table sets forth the dollar value of the cash received by each officer, director and 5% shareholder. (AC Investment Management LLC last reported on Schedule 13G/A in 2013. Amounts reflected below include our knowledge of the reporting person’s tender of shares of our common stock in connection with the Tender Offer in 2014):

Name	Amount
Ailon Grushkin	$59,148
Richard Biele	$27,641
William Martin	$1,371,797
Raging Capital Management LLC	$1,369,372
Raging Capital Master Fund, Ltd.	$1,369,372
Anchorage Capital Group, L.L.C.	$207,095
AC Investment Management LLC	$281,665

In March 2015, the Company’s Chief Executive Officer and Chief Operating Officer resigned and Ailon Grushkin, our Chairman of the Board and President, was named Chief Executive Officer. In March 2015, we also entered into the Consulting Agreement with Nano (2015 Nano Agreement). Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nanoprovided us with services normally provided by a Chief Executive Officer, as determined and directed by us, and provided us with office facilities. We agreed to pay Nano $90 thousand during the year ended December 31, 2015 for such services. The term of the 2015 Nano Agreementcontinued until December 31, 2015 In January 2016, we entered into an agreement with Nano to perform the services indicated above during 2016 for an annual fee of $70,000.

Also in January 2016, we entered into a consulting agreement with Richard A Biele, one of our Directors (Biele Agreement) that provides for the payment to Mr. Biele of $50,000 in 2016 to assist us in identifying, evaluating and negotiating strategic transactions including, but not limited to, the acquisition of a new line of business and or a reverse merger.

Item 14.	Principal Accounting Fees and Services

In April 2015, the Audit Committee of the Board approved the appointment of the firm of KPMG LLP (“KPMG”) to serve as our independent registered public accountant for the year ended December 31, 2015. The independent registered public accountant’s report of KPMG on our consolidated financial statements as of and for the year ended December 31, 2015 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee may consider whether it is appropriate, either for this fiscal year or in the future, to consider the selection of other independent registered public accounting firms.

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2015	2014

Audit Fees (1):	$60,000	$83,000
Audit-Related Fees:	-	-
Tax Fees (2):	10,500	10,000
All Other Fees:	-	-

Total	$70,500	$93,000

(1)	Audit fees include fees for professional services rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(2)	Tax fees include fees for tax services, including tax compliance.

The Audit Committee of the Board has established its preapproval policies and procedures, pursuant to which the Audit Committee approves audit and tax services provided by KPMG. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed fee estimates for these services. Pursuant to these procedures, the Audit Committee approved the foregoing audit and tax services provided by KPMG.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to Amendment No. 4 to the Company’s Form S-1 filed on December 15, 2010).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 28, 2014.)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.2	Specimen Common Stock Certificate Incorporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010) .

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

10.1	Form of Warrant Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

10.2	Form of Unit Option Purchase Agreement (incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

10.3†	2008 Long-Term Incentive Compensation Plan(incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 filed on April 7, 2010).

10.4	First Amendment to Amended and Restated Service Agreement, dated December 9, 2013(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013).

10.5†	Supply Agreement, dated December 10, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 28, 2014.)

10.6+**	Consulting Agreement between the Company and Nano-Cap Advisor, LLC dated January 23, 2016..

10.7**	Consulting Agreement between the Company and Brack Advisors LLC dated January 11, 2016.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1x*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.3	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

101.ins**	XBRL Instance Document

101.sch**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

x*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Filed herewith.

†

Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMG INDIUM RESOURCES LTD.

Date: March 28, 2016	By:	/s/ Ailon Grushkin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Ailon Z. Grushkin	Chairman of the Board and President and Chief Executive Officer	March 28, 2016
Ailon Z. Grushkin	(Principal Executive Officer)

/s/ Mary E. Paetzold	Chief Financial Officer	March 28 , 2016
Mary E. Paetzold	(Principal Financial and Accounting Officer)

/s/ Fred Arena	Director	March 28, 2016
Fred Arena

/s/ Richard A. Biele	Director	March 28, 2016
Richard Biele

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SMG Indium Resources Ltd.:

We have audited the accompanying balance sheets of SMG Indium Resources Ltd. as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMG Indium Resources Ltd. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 28, 2016

SMG INDIUM RESOURCES LTD.

BALANCE SHEETS

	December 31,
	2015	2014

ASSETS

Current Assets:
Cash and cash equivalents	$960,351	$4,797,122
Prepaid expenses and other current assets	43,064	25,616
Total Assets	$1,003,415	$4,822,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$73,180	$189,258
Total Liabilities	73,180	189,258

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at December 31, 2015 and 2014; issued and outstanding none at December 31, 2015 and 2014	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at December 31, 2015 and 2014; issued 1,883,639 shares at December 31, 2015 and 2014; and outstanding 1,744,569 and 1,883,639 shares at December 31, 2015 and 2014, respectively	1,884	1,884
Additional paid-in capital	7,270,764	10,318,409
Accumulated deficit	(6,147,715)	(5,686,813)
Less treasury stock at cost:139,070 shares at December 31, 2015 and none at December 31, 2014	(194,698)	-
Total Stockholders' Equity	930,235	4,633,480
Total Liabilities and Stockholders' Equity	$1,003,415	$4,822,738

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014
Net sales	$-	$21,083,763
Cost of sales	-	15,261,816
Gross profit	-	5,821,947

Operating costs:
Operating expenses - related party fees	90,000	651,565
Other selling, general and administrative expenses	378,336	400,030
Total operating costs	468,336	1,051,595

Operating (loss) income	(468,336)	4,770,352

Other income:
Interest income	7,434	18,165
Other income	-	60,017
Net (loss) income before income taxes	(460,902)	4,848,534
Income tax expense	-	(90,000)
Net (loss) income	$(460,902)	$4,758,534

Net (Loss) Income Per Share
Basic	$(0.25)	$0.59
Diluted	$(0.25)	$0.59

Weighted Average Number of Shares Outstanding
Basic	1,846,300	8,013,091
Diluted	1,846,300	8,013,926

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2013	8,832,301	$8,833	$27,221,563	$(10,445,347)	$(721,511)	$16,063,538
Common shares repurchased in Tender Offer	(6,678,358)	(6,678)	(16,187,114)	-	-	(16,193,792)
Treasury shares retired	(270,304)	(271)	(721,240)	-	721,511	-
Awards of stock options to an officer	-	-	5,200	-	-	5,200
Net income	-	-	-	4,758,534	-	4,758,534
Balance at December 31, 2014	1,883,639	1,884	10,318,409	(5,686,813)	-	4,633,480
Awards of stock options to an officer	-	-	5,350	-	-	5,350
Purchase of 139,070 treasury shares	-	-	-	-	(194,698)	(194,698)
Cash distributions to stockholders	-	-	(3,052,995)	-	-	(3,052,995)
Net loss	-	-	-	(460,902)	-	(460,902)
Balance at December 31, 2015	1,883,639	$1,884	$7,270,764	$(6,147,715)	$(194,698)	$930,235

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(460,902)	$4,758,534
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	5,350	5,200
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(17,448)	8,316
Decrease in inventory - indium	-	14,318,244
Decrease in inventory repurchase right	-	943,573
Decrease in accounts payable and accrued expenses	(116,078)	(109,056)
Decrease in unconditional sale and purchase agreement repurchase obligation	-	(1,001,474)
Decrease in deferred income	-	(22,718)
Net cash (used in) provided by operating activities	(589,078)	18,900,619

Cash flow from financing activities
Cash distributions to stockholders	(3,052,995)	-
Purchase of treasury stock	(194,698)	-
Purchase of common shares in Tender Offer, including expenses of the offer	-	(16,193,792)
Net cash used in financing activities	(3,247,693)	(16,193,792)

Net (decrease) increase in cash and cash equivalents	(3,836,771)	2,706,827
Cash and cash equivalents, at beginning of year	4,797,122	2,090,295
Cash and cash equivalents, at end of year	$960,351	$4,797,122

Supplemental cash flow disclosure - cash paid for income taxes	$85,867	$31,623

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. From inception, the Company operated in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, the Company sold all of the indium held in its stockpile. As a result, the Company is no longer in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that the Company will enter into any such transaction, and if so, on terms favorable.

In December 2014, the Company repurchased 6,678,358 shares of the Company’s common stock (representing 78% of its outstanding shares) in a Tender Offer (the Tender Offer) for an aggregate purchase price of approximately $16.1 million or $2.41 per share. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders. There were 1,883,639 shares of common stock outstanding after the Tender Offer. During the third quarter of 2015, the Company’s board of directors approved a program to repurchase up to $650 thousand of the Company’s common stock. In connection therewith, the Company repurchased 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At December 31, 2015, 1,744,569 shares of common stock were outstanding.

In December 2015, the Company's board of directors approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

The Company entered into a Management Services Agreement, as amended and restated on May 10, 2011 (the “MSA”), with a related party, Specialty Metals Group Advisors, LLC (“SMG Advisors” or the “ Former Manager”). The primary responsibilities of the Former Manager was: (i) purchasing, lending, leasing and selling indium; (ii) submitting written reports to the Company’s board of directors detailing the delivery and payment particulars regarding each purchase and sale of indium; (iii) arranging for the storage of indium; (iv) preparing a biweekly report on the net market value (“NMV”), as defined below; (v) preparing any regulatory filings or special reports to the Company’s stockholders and board of directors; and (vi) managing the general business affairs of the Company. The MSA terminated on December 31, 2014. Pursuant to the MSA, the Company paid a Manager fee of $0.7 million in 2014.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosure in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to share-based compensation, income tax, and revenue recognition. Actual results could differ from those estimates under different assumptions and conditions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Basic and Diluted Earnings per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive common shares is ignored. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock option or warrants. For the year ended December 31, 2015, all potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive due to the Company’s net loss. For the year ended December 31, 2014, potential shares of common stock that resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock for the year, were calculated using the treasury stock method. All other potentially issuable shares of common stock have been excluded from the calculation because their effect would be anti-dilutive.

Accounting for Direct Sales, Lease and Lending Transactions

During 2014, the stockpile of indium was used for “direct sales”, “lease” and/or “lending” transactions. There were no such transactions in 2015.

Under a “direct sale” transaction, the Company recorded revenue when there was pervasive evidence that an arrangement existed, delivery had occurred, the price was fixed or determinable and collectibility was reasonably assured. Cost of sales was recorded for the indium carrying value based on specific-identification method. There were no uncollectible accounts and no right of return. Approximately 87% of the Company’s direct sales were sold outside the United States primarily in Asia in 2014.

Under indium “lending” transactions, the Company would exchange a specified tonnage and purity of indium for cash. Title and the risks and rewards of such indium ownership would pass to the purchaser/counterparty in the lending transaction. The Company would simultaneously enter into an agreement with such counterparty in which it would unconditionally commit to purchase and the counterparty would unconditionally commit to sell a specified tonnage and purity of indium that would be delivered to the Company at a fixed price and at a fixed future date in exchange for cash (the Unconditional Sale and Purchase Agreement or “USPA”). The USPA would also contain terms providing the counterparty with disincentives (“penalty fees”) for nonperformance of the return of indium to the Company as a means to assure its future supply of indium. The Company accounted for any USPA transaction on a combined basis (sale and purchase) and evaluated whether, and in what period, other income was recognized based on the specific terms of any arrangements. In 2014, we sold the indium to the counterparty in a USPA at a negotiated price.

Income arising from leasing transactions was reported as other income. Indium “lease” transactions were generally for a period of less than one year. Under the lease, a specified amount of indium was leased to the customer for a period of time. At the end of the lease, the lessee was obligated to return the equivalent quantity and purity of the indium that was delivered to the lessee at the beginning of the lease. The monthly rental income was recorded as other income over the term of the lease. In certain circumstances, the Company sold the indium to the lessee at a negotiated price.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized due to the fact that there is uncertainty as to whether these assets will be realized due to the fact that we cannot predict when the Company will return to profitability, if at all. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which the Company must record a liability.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $5 thousand for each of the years ended December 31, 2015 and 2014, respectively. The fair value of each option granted during 2015 and 2014 was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the weighted average assumptions in the following table:

	Year Ended December 31,
	2015	2014
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	13%	9%
Risk-free interest rate	1.32%-1.71%	1.66-1.73%

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2015 and 2014 was $0.27 and $0.26, respectively, per share. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Through 2014, because of the Company’s limited trading history and trading volume, the expected volatility was calculated based on the five-year volatility of indium. Beginning in 2015, the expected volatility was based on the volatility in the trading of the Company’s common stock since the Company was no longer in the indium business. The assumed discount rate was the default risk-free interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through December 31, 2015.

Concentration of Credit Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At December 31, 2015, the Company had cash on deposit of approximately $0.7 million in excess of federally insured limits of $250 thousand.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. . In August 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is only permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating strategic options and, subsequent to December 31, 2014, has no revenue stream. The Company will evaluate the effect that ASU 2014-09 has on its financial statements and related disclosures and select a transition method when and if the Company has future revenues.

Note 3 — Indium USPA and Lease Transactions

During the second quarter of 2013, the Company entered into a lease agreement for a certain tonnage of indium that expired in 2014. During 2014, the lessee elected to purchase the indium under the lease at negotiated prices based on the spot price of indium. There were no lease transactions in 2015.

During the year ended December 31, 2015 and 2014, the Company recorded other income of approximately $0 and $60 thousand, respectively, under USPA and lease transactions.

Note 4 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2015 and 2014, there were no outstanding preferred shares. Majority of the Company’s independent directors that do not have an interest in the transaction shall approve any offering of preferred stock and have access, at the Company’s expense, to its counsel or independent counsel. Any document relating to an offering of preferred stock by the Company will disclose whether the dividends on the preferred stock are cumulative, the risk of failure to declare or pay dividends on the preferred stock and the equity characteristics of any convertible preferred stock being offered to investors.

Common Stock

In December 2015, the Company's board of directors approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was a return of capital tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

During the third quarter of 2015, the Company’s board of directors approved a program to repurchase up to $650 thousand of our common stock. In connection therewith, we bought back 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. The cost of such shares has been recorded as treasury stock in the accompanying balance sheet. At December 31, 2015, 1,744,569 shares of the Company’s common stock were outstanding.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Stockholders’ Equity-(continued)

Common Stock, continued

In December 2014, the Company purchased 6,678,358 shares of its common stock in a tender offer (“the Tender Offer”) for an aggregate purchase price of approximately $16.1 million at a purchase price of $2.41 per share, which represented approximately 78% of the outstanding shares as of the date of the Tender Offer. The Company retired all shares purchased in the Tender Offer. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders at the Company’s expense promptly after the Tender Offer terminated. The Company has 1,883,639 shares of common stock outstanding after the Tender Offer. In December 2014, the Company also retired the 270,304 shares of the Company’s common stock held as treasury stock.

Equity Compensation Plan

In January 2008, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 845,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock. The terms of the options are approved by the Company’s board of directors or a committee of the board. Options granted to date have vested immediately and expire in five years from the grant date. At December 31, 2015, there were 280,001 options available under the plan for future grants.

Stock Options

In both 2015 and 2014, the Company awarded its chief financial officer (“CFO”) five-year fully vested options to acquire 20,000 shares of common stock, exercisable at the market value at the date of grant. The Company estimated the fair value of CFO options using the Black-Scholes-Merton option pricing model. The Company recorded non-cash compensation expense aggregating approximately $5 thousand for the above stock options during each of the years ended December 31, 2015 and 2014.

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2014	544,999	$2,551,193	$1.78-7.50	$4.68
Granted	20,000	37,500	1.80-2.00	$1.88
Exercise	-	-	-	-
Cancelled, Forfeited or Expired	-	-	-	-
Outstanding, December 31, 2015	564,999	$2,588,693	$1.78-7.50	$4.58

The weighted average grant date fair value was $0.27 and $0.26 for the years ended December 31, 2015 and 2014, respectively, and the weighted average remaining contractual life is 0.8 years for stock options outstanding at December 31, 2015. At December 31, 2015 and 2014, there was $0 and $9 thousand, respectively, in intrinsic value of outstanding options.

Warrants

As of December 31, 2015, the Company has outstanding warrants exercisable for 6,753,701 shares of the Company’s common stock, all at an exercise price of $5.75 per share. Such warrants expire on May 4, 2016.

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

	For the Year Ended December 31,
	2015	2014
	(in thousands, except per share amounts)
Net (loss) income	$(461)	$4,758
Basic Net (Loss) Income Per Share
Weighted average basic common shares outstanding	1,846	8,013
Basic net (loss) income per share	$(0.25)	$0.59
Diluted Net (Loss) Income Per Share
Weighted average basic common shares outstanding	1,846	8,013
Dilutive effect of stock options outstanding	-	1
Weighted average dilutive common shares	1,846	8,014
Diluted (loss) income per share	$(0.25)	$0.59
Stock option and warrant shares excluded from the weighted average dilutive common shares because the effect would be antidilutive	7,318	7,924

Note 6 — Related-Party Transactions

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. In March 2015, the Company also entered into a Consulting Agreement with Nano-Cap Advisors LLC (2015 Nano Agreement). Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nano provided services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provided office facilities for the Company. The Company paid Nano $90 thousand during the year ended December 31, 2015 for such services.

The Company engaged a relative of one of its directors to perform outsourced secretarial services for the Company at an annual compensation of $20 thousand in both 2015 and 2014.

The Company believes that all related-party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Income Taxes

The components of income taxes are as follows, in thousands:

	Year Ended December 31,
	2015	2014
Current	$-	$90
Deferred	164	-
Valuation allowance	(164)	-
Income tax expense	$-	$90

Reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to net income before income taxes, and the actual income tax expense follows:

	For the Year Ended December 31,
	2015	2014
Federal income tax provision at statutory rates	34.0%	34.0%
State income tax, net of federal benefit	1.2%	1.2%
Change in valuation allowance	(35.1)%	(31.9)%
Other	(0.1)%	(1.4)%
Effective tax rate	0%	1.9%

Components of deferred tax asset are as follows, in thousands:

	December 31,
Deferred tax assets:	2015	2014
Net operating tax loss carryforwards	1,281	$1,119
Expenses not currently deductible	79	103
Total	1,360	1,222
Valuation allowance	(1,360)	(1,222)
Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for 2015 and 2014 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company expects to incur losses for the foreseeable future. The differences between book income and tax income relate principally to revenue recognition and stock compensation expenses. At December 31, 2015, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $3.6 million. The federal and state net operating loss carryforwards begin to expire in 2029. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss may be limited if the company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing equity transactions, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited.

At December 31, 2015, the Company did not have any unrecognized tax benefits. All of the Company’s federal and state income tax returns, beginning in 2012, are subject to audit for those tax years.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses consist of the following, in thousands:

	December 31,
	2015	2014
Accrued professional services	36	36
Tax accrual	35	120
Accruesd bonus	-	25
Other	2	8
	$73	$189

Note 9 — Commitments and Contingencies

Compensation

The Company has an arrangement with its CFO that provides for an annual base compensation of $60 thousand to be paid quarterly. Further, the Company is required to grant the CFO quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. In 2014, the compensation committee approved a 2014 bonus of $25 thousand that was paid in January 2015. No bonus was awarded in 2015. The compensation committee of the board of directors approved the payment of $10 thousand per year to the board member who is not an executive of the Company and who is not compensated under an alternative agreement and $1 thousand to such director for each meeting attended in person. The Company pays a relative of one of its directors to perform outsourced secretarial services for the Company $5 thousand per quarter.

Note 10 — Segment Information

Through December 31, 2014, the Company operated in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is being used as a raw material in a wide variety of consumer electronics manufacturing applications. Indium Corporation of America and Umicore USA Inc. each accounted for more than 10% of the Company’s net sales in 2014, most of which were international sales.

Note 11 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements except as disclosed below.

In January 2016, the Company entered into an agreement with Nano to perform the services indicated in note 6 for an annual fee of $70 thousand in 2016. Also in January 2016, the Company entered into a consulting agreement with Richard A. Biele, a director, that provides for the payment of $50 thousand in 2016 to assist the Company in identifying, evaluating and negotiating strategic transactions including but not limited to the acquisition of a new line of business and or a reverse merger.

