Form 10-Q
period 2016-03-31
SMG Indium Resources Ltd.
filed 2016-05-13
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 12, 2016 was 1,744,569.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$894,425	$960,351
Prepaid expenses and other current assets	18,367	43,064
Total Assets	$912,792	$1,003,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$89,724	$73,180
Total Liabilities	89,724	73,180

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at March 31, 2016 and
December 31, 2015; issued and outstanding none at March 31, 2016 and December 31, 2015	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at March 31, 2016 and
December 31, 2015; issued 1,883,639 shares at March 31, 2016 and December 31, 2015; and
outstanding 1,744,569 shares at March 31, 2016 and December 31, 2015	1,884	1,884
Additional paid-in capital	7,270,764	7,270,764
Accumulated deficit	(6,254,882)	(6,147,715)
Less treasury stock at cost: 139,070 shares at March 31, 2016 and December 31, 2015	(194,698)	(194,698)
Total Stockholders' Equity	823,068	930,235
Total Liabilities and Stockholders' Equity	$912,792	$1,003,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Operating costs:
Operating expenses - related party fees	$17,500	$22,500
Other general and administrative expenses	89,882	86,515
Total operating costs	107,382	109,015

Operating loss	(107,382)	(109,015)

Other income:
Interest income	215	2,074
Net loss	$(107,167)	$(106,941)

Net Loss Per Share
Basic and diluted	$(0.06)	$(0.06)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,883,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(107,167)	$(106,941)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	-	1,400
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	24,697	17,907
Increase (decrease) in accounts payable and accrued expenses	16,544	(39,743)
Net cash used in operating activities	(65,926)	(127,377)

Net decrease in cash and cash equivalents	(65,926)	(127,377)
Cash and cash equivalents, at beginning of period	960,351	4,797,122
Cash and cash equivalents, at end of period	$894,425	$4,669,745

Supplemental cash flow disclosure - cash paid for income taxes	$-	$80,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. From inception through December 31, 2014, the Company operated in a single-segment business the primary business purpose of which was to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, the Company sold all of the indium held in its stockpile. As a result, the Company is no longer in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In January 2016, the Company entered into an agreement with Brack Advisors LLC (“BRACK”), a company owned by Richard A. Biele, one of our directors to assist the Company in identifying, evaluating and negotiating strategic transactions including but not limited to the acquisition of a new line of business and or a reverse merger. However, there can be no assurance that the Company will enter into any such transaction, and if so, on terms favorable to us.

In December 2014, the Company repurchased 6,678,358 shares of its common stock, representing 78% of its outstanding shares, in a Tender Offer (the “Tender Offer”) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders. There were 1,883,639 shares of common stock outstanding after the Tender Offer. During the third quarter of 2015, the Company’s board of directors approved a program to repurchase up to $650 thousand of the Company’s common stock. In connection therewith, the Company repurchased 139,070 shares of its common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At March 31, 2016 and December 31, 2015, 1,744,569 shares of the Company’s common stock were outstanding.

In December 2015, the Company's board of directors approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was classified as a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. In March 2015, the Company also entered into a Consulting Agreement with Nano-Cap Advisors LLC (“Nano” and “2015 Nano Agreement”). Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nano provided services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provided office facilities for the Company. The Company paid Nano $90 thousand during the year ended December 31, 2015 for such services. In January 2016, the Company entered into an agreement with Nano (“2016 Nano Agreement”) to perform the services indicated above for an annual fee of $70 thousand in 2016.

At March 31, 2016, we had approximately $0.9 million in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $0.4 million in 2016 while we review our strategic options. Accordingly, we believe that we have sufficient funds to sustain operations for at least the next two years.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (”GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the interim periods presented. The condensed balance sheet at December 31, 2015 has been derived from the Company’s audited balance sheet as of December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any interim period.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to share-based compensation and income taxes. Actual results could differ from those estimates under different assumptions and conditions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period including, stock options and warrants and, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three months ended March 31, 2016 and 2015, 7,318,700 and 7,783,700, respectively, potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive due to the Company’s net loss.

Income Taxes

Income taxes are accounted under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s expected operating losses. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company recognizes potential interest and penalties, if any, related to income tax positions as a component of the provision for income taxes on the statements of operations.

For the three months ended March 31, 2016 and 2015, no income taxes were recorded due to the Company’s operating loss.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $0 and $1 thousand for the three months ended March 31, 2016 and 2015, respectively.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements, continued

The fair value of each option granted during the three months ended March 31, 2015 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

Three Months Ended March 31, 2015
Expected dividend yield	0%
Expected option term (years)	5
Expected volatility	13%
Risk-free interest rate	1.60%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Company’s common stock since the Company was no longer in the indium business. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

Common Stock Purchase Contracts

The Company classifies as equity any common stock purchase contracts that: (i) require physical settlement or net-share settlement or give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) and (ii) are indexed to the Company’s common stock. The Company classifies as assets or liabilities any common stock purchase contracts that: (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) are not indexed to the Company’s common stock. The Company assesses classification of its equity-classified contracts at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s outstanding common stock purchase contracts were accounted for as equity through March 31, 2016.

Concentration of Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At March 31, 2016, the Company had cash on deposit of approximately $644 thousand in excess of federally insured limits of $250 thousand.

Fair Value

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For cash and cash equivalents and accounts payable, the carrying amounts approximated the fair values because of the immediate or short-term nature of those instruments.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on its financial statements and disclosures.

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

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Recently Issued Accounting Pronouncements, continued

On May 28, 2014, the FASB issued ASU No. 2014-09, “ Revenue from Contracts with Customers ”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating strategic options and, subsequent to December 31, 2014, has no revenue stream. The Company will evaluate the effect that ASU 2014-09 has on its financial statements and related disclosures and select a transition method when and if the Company has future revenues.

Note 3 — Stockholders’ Equity

Common Stock

In December 2015, the Company's board of directors approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was classified as a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

During the third quarter of 2015, the Company’s board of directors approved a program to repurchase up to $650 thousand of our common stock. In connection therewith, we bought back 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. The cost of such shares has been recorded as treasury stock in the accompanying balance sheet. At March 31, 2016 and December 31, 2015, 1,744,569 shares of the Company’s common stock were outstanding.

In December 2014, the Company purchased 6,678,358 shares of its common stock in a Tender Offer for an aggregate purchase price of approximately $16.1 million, or $2.41 per share, which represented approximately 78% of the outstanding shares as of the date of the Tender Offer. The Company retired all shares purchased in the Tender Offer. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders at the Company’s expense promptly after the Tender Offer terminated. The Company had 1,883,639 shares of common stock outstanding after the Tender Offer.

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At March 31, 2016, there were 435,001 options available under the Plan for future grants.

Stock Options

Summary stock option information is as follows:

Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2015	564,999	$2,588,693	$1.78-7.50	$4.58
Granted	-	-	-	-
Exercise	-	-	-	-
Cancelled, Forfeited or Expired	-	-	-	-
Outstanding, March 31, 2016	564,999	$2,588,693	$1.78-7.50	$4.58

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity – (continued)

Stock Options, continued

There were no options granted during the three months ended March 31, 2016. The weighted average grant-date fair value was $0.28 for options granted during the three months ended March 31, 2015. The weighted average remaining contractual life is .5 years for stock options outstanding at March 31, 2016. At March 31, 2016 and 2015, there was $0 and $18 thousand, respectively, in intrinsic value of outstanding options.

Note 4 — Related Party Transactions

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. In March 2015, the Company also entered into the 2015 Nano Agreement. Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nano provided services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provided office facilities for the Company. In January 2016, the Company entered into the Nano 2016 Agreement under which Nano is to perform the services indicated above for an annual fee of $70 thousand in 2016. During the three months ended March 31, 2016 and 2015, the Company paid Nano $18 thousand and $23 thousand, respectively.

In January 2016, the Company entered into a consulting agreement with Brack (the “Brack Agreement”), that provides for the payment of $50 thousand in 2016. Pursuant to the terns of the Brack Agreement, Mr. Biele is to assist the Company in identifying, evaluating and negotiating strategic transactions including but not limited to the acquisition of a new line of business and or a reverse merger. $13 thousand was paid under the Brack Agreement in the first quarter of 2016.

The Company engaged a relative of one of its directors to perform outsourced secretarial services for the Company at a rate of $5 thousand per quarter in both 2016 and 2015.

The Company believes that all related party transactions were made on terms no less favorable to the Company than could have been obtained from unaffiliated parties.

Note 5 — Commitments and Contingencies

Consulting Agreement

As described in note 4, the Company is required to pay a fee to Nano, a related party, of $70 thousand in 2016 under the Nano 2016 Agreement and $50 thousand to Brack for services to be performed by Richard A. Biele, a director of the Company.

Compensation

The Company has an arrangement with its chief financial officer for an annual base compensation of $60 thousand, to be paid quarterly. The compensation committee of the board of directors has approved the payment of $10 thousand per year and $1 thousand for each meeting attended in person to the nonexecutive board member who is not compensated under another consulting agreement.

Note 6 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements except as disclosed below.

On May 12, 2016, the compensation committee of the Company’s board of directors granted to its chief executive officer, chief financial officer, Richard Biele, a director, and Fred Arena, a director, options to acquire 150,000, 30,000, 100,000, and 10,000 shares of common stock of the Company, respectively. All such options were fully vested on the date of grant, have a term of five years, and have an exercise price of $0.24 per share, the market value on the date of grant. In the second quarter of 2016, the Company will record an aggregate of $9 thousand as compensation expense associated with these options.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.  We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Overview

We were incorporated under the laws of the State of Delaware on January 7, 2008.  From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, we have engaged Brack Advisors LLC (Brack), a company owned by Richard A. Biele, one of our directors to assist in identifying, evaluating and negotiating strategic transactions. We have agreed to pay Brack $50 thousand in 2016 for these services. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2014, we repurchased 6,678,358 shares of our common stock (representing 78% of our then issued and outstanding shares of common stock) in a tender offer (the Tender Offer) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders. Shares having an aggregate purchase price of more than approximately $16.1 million were properly tendered and not properly withdrawn. There were 1,883,639 shares of our common stock outstanding after the Tender Offer. During the third quarter of 2015, our board of directors (Board) approved a program to repurchase up to $650 thousand in shares of our common stock. In connection therewith, we repurchased 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At March 31, 2016 and December 31, 2015, 1,744,569 shares of our common stock were outstanding.

In December 2015, our Board approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was classified as a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

At March 31, 2016, we had approximately $0.9 million in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $0.4 million in 2016 while we review our strategic options. Accordingly, we believe that we have sufficient funds to sustain operations for at least the next two years.

In 2015, management services were provided under an agreement with Nano-Cap Advisors LLC (Nano and Nano 2015 Agreement) in which Ailon Z. Grushkin, Chairman of our Board, President and Chief Executive Officer is the sole shareholder. Under the arrangement, which was approved by our Board, we agreed to pay Nano $90 thousand in 2015 to provide management services and office space. During the first quarter of 2016, we entered into an agreement with Nano (Nano 2016 Agreement), under which Nano will continue to provide such services in 2016 for a fee of $70 thousand.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. We are currently in the process of assessing the impact of ASU 2016-09 on our financial statements and disclosures.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “ Revenue from Contracts with Customers ”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating strategic options and, subsequent to December 31, 2014, has no revenue stream. We will evaluate the effect that ASU 2014-09 has on our financial statements and related disclosures and select a transition method when and if we have future revenues.

Results of Operations

The results of operations for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31,
	2016	2015

Operating costs:
Operating expenses - related party fees	$17,500	$22,500
Other general and administrative expenses	89,882	86,515
Total operating costs	107,382	109,015

Operating loss	(107,382)	(109,015)

Other income:
Interest income	215	2,074
Net loss	$(107,167)	$(106,941)

Net Loss Per Share
Basic and diluted	$(0.06)	$(0.06)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,883,639

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The Company had no sales in the first quarter of both 2016 and 2015.

 For the three months ended March 31, 2016, total operating expenses were approximately $107 thousand. For the comparable three-month period in 2015, total operating costs were approximately $109 thousand, representing a 2% decrease.  The decrease was due principally to lower manager fees, offset in part by higher consulting fees in the first quarter of 2016. As we explore strategic initiatives, we expect that our annual cash operating expenses will approximate $.4 million in 2016. During the three-month period ended March 31, 2016, other income decreased approximately $2 thousand when compared to the first quarter in 2015 due to the fact there were less cash equivalents in the 2016 period.

We recorded no income taxes during the first quarter of 2016 and 2015 due to our operating losses.

During both of the three months ended March 31, 2016 and 2015, we incurred a net loss of $107 thousand (or $(0.06) per basic and diluted share). The basic weighted average number of shares of common stock outstanding was 1,744,539 in the first quarter of 2016 compared to 1,883,639 in the first quarter of 2015. The decrease in the basic weighted average shares in 2016 was due to the repurchase of shares of common stock in 2015.

Liquidity and Capital Resources

Since our inception and through March 31, 2016, we have incurred accumulated deficits of approximately $6.3 million of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. At March 31, 2016, we have working capital of approximately $823 thousand. This represents a decrease of approximately $107 thousand from the working capital of approximately $930 thousand at December 31, 2015. The decrease in working capital was primarily due to the net loss in the first quarter of 2016.

As of March 31, 2016 and December 31, 2015, we have cash and cash equivalents of approximately $894 thousand and $960 thousand, respectively. The decrease of approximately $66 thousand was due primarily to operating expenses in the first quarter of 2016. We believe that the cash and cash equivalents at March 31, 2016 should be sufficient to pay our operating expenses for at least the next two years, which we currently estimate to be approximately $0.4 million annually.

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

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(65,926)	$(127,377)
Net decrease in cash and cash equivalents	$(65,926)	$(127,377)

Cash Flows from Operating Activities

The net cash used in operating activities of approximately $66 thousand in the first three months of 2016, principally represented cash used for operating expenses. In the first three months of 2015, cash used in operating activities was approximately $127 thousand. The 2016 change is primarily due to changes in current assets and current liabilities in the 2016 period.

Cash Flows from Investing Activities

No cash was provided by or used in investing activities in the first three months of 2016 and 2015.

Cash Flows from Financing Activities

No cash was provided by or used in financing activities in the three months ended March 31, 2016 and 2015.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

 We are committed to pay Nano, a related party, $70 thousand in 2016 under the 2016 Nano Agreement, for services performed by our chief executive officer. Further, we are committed to pay Brack, a related party, $50 thousand during 2016.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 12, 2016, the compensation committee of the Company’s board of directors granted to its chairman, president and chief executive officer, its chief financial officer, Richard Biele, a director, and Fred Arena, a director, options to acquire 150,000, 30,000, 100,000 and 10,000 shares of common stock of the Company, respectively. All such options were fully vested on the date of grant, have a term of five years, and have an exercise price of $0.24 per share, the market value on the date of grant.

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

SMG Indium Resources Ltd.
(Registrant)

May 13, 2016	/s/ Ailon Z.Grushkin
Date	Ailon Z. Grushkin
Chief Executive Officer
(Principal Executive Officer)

May 13, 2016	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

