Form 10-Q
period 2016-09-30
SMG Indium Resources Ltd.
filed 2016-11-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒ No    ☐

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 11, 2016 was 1,744,569.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$701,264	$960,351
Prepaid expenses and other current assets	25,461	43,064
Total Assets	$726,725	$1,003,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$95,607	$73,180
Total Liabilities	95,607	73,180

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at September 30, 2016 and December 31, 2015; issued and outstanding none at September 30, 2016 and December 31, 2015	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at September 30, 2016 and December 31, 2015; issued 1,883,639 shares at September 30, 2016 and December 31, 2015; and outstanding 1,744,569 shares at September 30, 2016 and December 31, 2015	1,884	1,884
Additional paid-in capital	7,279,464	7,270,764
Accumulated deficit	(6,455,532)	(6,147,715)
Less treasury stock at cost: 139,070 shares at September 30, 2016 and December 31, 2015	(194,698)	(194,698)
Total Stockholders' Equity	631,118	930,235
Total Liabilities and Stockholders' Equity	$726,725	$1,003,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Operating costs:
Operating expenses - related party	$18,000	$22,500	$57,000	$67,500
Other general and administrative expenses	76,548	110,617	251,452	302,301
Total operating costs	94,548	133,117	308,452	369,801

Operating loss	(94,548)	(133,117)	(308,452)	(369,801)

Other income:
Interest income	205	1,969	635	6,041
Net loss	$(94,343)	$(131,148)	$(307,817)	$(363,760)

Net Loss Per Share
Basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.19)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,874,569	1,744,569	1,880,582

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(307,817)	$(363,760)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	8,700	4,250
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	17,603	(30,111)
Increase (decrease) in accounts payable and accrued expenses	22,427	(99,314)
Net cash used in operating activities	(259,087)	(488,935)

Cash flows from financing activities:
Purchase of treasury stock	-	(194,698)
Net cash used in financing activities	-	(194,698)

Net decrease in cash and cash equivalents	(259,087)	(683,633)
Cash and cash equivalents, at beginning of period	960,351	4,797,122
Cash and cash equivalents, at end of period	$701,264	$4,113,489

Supplemental cash flow disclosure - cash paid for income taxes	$-	$85,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the Company) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. From inception through December 31, 2014, the Company operated in a single-segment business, the primary business purpose of which was to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, the Company sold all of the indium held in its stockpile. As a result, the Company is no longer in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In January 2016, the Company entered into an agreement with Brack Advisors LLC (Brack), a company owned by Richard A. Biele, one of our directors, to assist the Company in identifying, evaluating and negotiating strategic transactions, including but not limited to the acquisition of a new line of business and/or a reverse merger. However, there can be no assurance that the Company will enter into any such transaction, and if so, on terms favorable to the Company.

In December 2014, the Company repurchased 6,678,358 shares of its common stock, representing 78% of its outstanding shares, in a Tender Offer (the Tender Offer) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders. There were 1,883,639 shares of common stock outstanding after the Tender Offer. During the third quarter of 2015, the Company’s board of directors approved a program to repurchase up to $650 thousand of the Company’s common stock. In connection therewith, the Company repurchased 139,070 shares of its common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At September 30, 2016, at the discretion of the Company’s board of directors, approximately $450 thousand remained available under the program to repurchase shares of the Company’s common stock. At September 30, 2016 and December 31, 2015, 1,744,569 shares of the Company’s common stock were outstanding.

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

At September 30, 2016, we had approximately $0.7 million in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $0.4 million while we review our strategic options. Accordingly, we believe that we have sufficient funds to sustain operations for at least the next twelve months.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the interim periods presented. The condensed balance sheet at December 31, 2015 has been derived from the Company’s audited balance sheet as of December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any interim period.

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

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the condensed statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three and nine months ended September 30, 2016 and 2015, 382,500 and 7,313,700, respectively, potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive due to the Company’s net loss.

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

For the three and nine months ended September 30, 2016 and 2015, no income taxes were recorded due to the Company’s operating loss.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $0 and $1 thousand for the three months ended September 30, 2016 and 2015, respectively, and approximately $9 thousand and $4 thousand for the nine months ended September 30, 2016 and 2015, respectively.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Share-Based Payment Arrangements, continued

The fair value of each option granted during the nine months ended September 30, 2016 and 2015 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	Nine Months Ended September 30,
	2016	2015
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	13%	13%
Risk-free interest rate	1.22%	1.32-1.71%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Company’s common stock. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

Concentration of Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At September 30, 2016, the Company had cash on deposit of approximately $450 thousand in excess of federally insured limits of $250 thousand.

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

During the third quarter of 2015, the Company’s board of directors approved a program to repurchase up to $650 thousand of our common stock. In connection therewith, the Company bought back 139,070 shares of its common stock in September 2015 for approximately $0.2 million, or $1.40 per share. The cost of such shares has been recorded as treasury stock in the accompanying condensed balance sheets. At September 30, 2016 and December 31, 2015, 1,744,569 shares of the Company’s common stock were outstanding.

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the Plan), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At September 30, 2016, there were 617,500 options available under the Plan for future grants.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity –(continued)

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2015	564,999	$2,588,693	$1.78-7.50	$4.58
Granted	290,000	69,600	$0.24	$0.24
Exercise	-	-	-	-
Cancelled, Forfeited or Expired	(472,499)	(2,362,518)	$4.50-7.50	-
Outstanding, September 30, 2016	382,500	$295,775	$0.24-3.90	$0.77

The weighted average grant-date fair value was $0.03 and $0.28 for options granted during the nine months ended September 30, 2016 and 2015, respectively. The weighted average remaining contractual life is approximately 4 years for stock options outstanding at September 30, 2016. At September 30, 2016 and 2015, there was $3 thousand and $0 thousand, respectively, in intrinsic value of outstanding stock options.

Note 4 — Related Party Transactions

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. In March 2015, the Company also entered into the 2015 Nano Agreement. Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nano provided services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provided office facilities for the Company. In January 2016, the Company entered into the 2016 Nano Agreement under which Nano is to perform the services indicated above for an annual fee of $70 thousand in 2016. During the three months ended September 30, 2016 and 2015, the Company paid Nano $18 thousand and $23 thousand, respectively. During the nine months ended September 30, 2016 and 2015, the Company paid Nano $53 thousand and $68 thousand, respectively.

In January 2016, the Company entered into a consulting agreement with Brack (the Brack Agreement), that provides for the payment of $50 thousand in 2016. Pursuant to the terns of the Brack Agreement, Richard A. Biele is to assist the Company in identifying, evaluating and negotiating strategic transactions including but not limited to the acquisition of a new line of business and/or a reverse merger. $13 thousand and $38 thousand, respectively, were paid under the Brack Agreement in the three and nine months ended September 30, 2016. There was no such payment in 2015.

The Company paid a relative of one of its directors to perform outsourced secretarial services for the Company $5 thousand and $15 thousand in both the three and nine months ended September 30, 2016 and 2015, respectively.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Commitments and Contingencies

Consulting Fees

As described in Note 4, the Company is required to pay a fee to Nano, a related party, of $70 thousand under the 2016 Nano Agreement, $50 thousand under an agreement with Brack for services to be performed by Mr. Biele, a director of the Company, and $20 thousand under an arrangement with a relative of a director for secretarial services in 2016.

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

In December 2014, we repurchased 6,678,358 shares of our common stock (representing 78% of our then issued and outstanding shares of common stock) in a tender offer (the Tender Offer) for an aggregate purchase price of approximately $16.1 million, or $2.41 per share. Shares not purchased in the Tender Offer because of proration or conditional tenders were returned to the tendering stockholders. Shares having an aggregate purchase price of more than approximately $16.1 million were properly tendered and not properly withdrawn. There were 1,883,639 shares of our common stock outstanding after the Tender Offer. During the third quarter of 2015, our board of directors (Board) approved a program to repurchase up to $650 thousand in shares of our common stock. In connection therewith, we repurchased 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At September 30, 2016 and December 31, 2015, 1,744,569 shares of our common stock were outstanding.

In December 2015, our Board approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was classified as a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

At September 30, 2016, we had approximately $0.7 million in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $0.4 million while we review our strategic options. We believe that we have sufficient funds to sustain operations for at least the next twelve months.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Operating costs:
Operating expenses - related party	$18,000	$22,500	$57,000	$67,500
Other general and administrative expenses	76,548	110,617	251,452	302,301
Total operating costs	94,548	133,117	308,452	369,801

Operating loss	(94,548)	(133,117)	(308,452)	(369,801)

Other income:
Interest income	205	1,969	635	6,041
Net loss	$(94,343)	$(131,148)	$(307,817)	$(363,760)

Net Loss Per Share
Basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.19)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,874,569	1,744,569	1,880,582

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

We had no sales in the three months ended September 30, 2016 and 2015, as we sold our remaining stockpile of indium during 2014 and exited the indium business.

 For the three months ended September 30, 2016, total operating expenses were approximately $95 thousand. For the comparable three-month period in 2015, total operating costs were approximately $133 thousand, representing a 29% decrease.  The decrease was due principally to lower insurance expense, professional fees and manager fees. As we explore strategic initiatives, we expect that our annual cash operating expenses will approximate $0.4 million. During the three-month period ended September 30, 2016, other income decreased approximately $2 thousand when compared to the third quarter of 2015 due to less cash equivalents available for investment in the 2016 period. We recorded no income taxes during the first quarter of 2016 and 2015 due to our operating losses.

During the three months ended September 30, 2016 and 2015, we incurred a net loss of ($94) thousand (or $(0.05) per basic and diluted share) and ($131) thousand (or $(0.07) per basic and diluted share), respectively. The lower operating loss was primarily due to lower operating expenses. The basic weighted average number of shares of common stock outstanding was 1,744,569 in the third quarter of 2016 compared to 1,874,569 in the third quarter of 2015. The decrease in the basic weighted average shares in 2016 was due to the repurchase of shares of common stock in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

There were no sales for the nine months ended September 30, 2016 and 2015 as we sold our remaining stockpile of indium during 2014.

For the nine months ended September 30, 2016, total operating expenses were approximately $308 thousand. For the comparable nine-month period in 2015, total operating costs were approximately $370 thousand, representing a 17% decrease.  The decrease was due principally to lower legal and accounting fees, director and officer insurance, manager fees, and franchise taxes in 2016. As we explore strategic initiatives, we expect that our annual cash operating expenses will approximate $0.4 million. During the nine-month period ended September 30, 2016, other income decreased approximately $5 thousand. We recorded no income taxes during the first nine months of 2016 and 2015 due to our operating losses in that period.

During the nine months ended September 30, 2016, we incurred a net loss of approximately ($308) thousand or $(0.18) per basic and diluted share. During the nine months ended September 30, 2015, we incurred a net loss of approximately ($364) thousand or $(0.19) per basic and diluted share. The change was due primarily to the lower operating expenses offset in part by lower interest income in the 2016 period. The basic weighted average number of shares of common stock outstanding was 1,774,569 in the first nine months of 2016 compared to 1,880,582 in the 2015 comparable period. The decrease in the basic weighted average shares in 2016 was due to the repurchase of shares of common stock at the end of 2015.

Liquidity and Capital Resources

Since our inception and through September 30, 2016, we have incurred an accumulated deficit of approximately $6.5 million, of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. At September 30, 2016, we had working capital of approximately $631 thousand. This represents a decrease of approximately $299 thousand from the working capital of approximately $930 thousand at December 31, 2015. The decrease in working capital was primarily due to the net loss in the first nine months of 2016.

As of September 30, 2016 and December 31, 2015, we have cash and cash equivalents of approximately $701 thousand and $960 thousand, respectively. The decrease of approximately $259 thousand was due primarily to cash used for operations in the first nine months of 2016. We believe that the cash and cash equivalents at September 30, 2016 should be sufficient to pay our operating expenses, which we currently estimate to be approximately $0.4 million annually, for at least the next twelve months.

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

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Nine Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(259,087)	$(488,935)
Net cash used in financing activities	$-	$(194,698)
Net decrease in cash and cash equivalents	$(259,087)	$(683,633)

Cash Flows from Operating Activities

The net cash used in operating activities was approximately $259 thousand in the first nine months of 2016. In the first nine months of 2015, cash used in operating activities was approximately $489 thousand. The 2016 change is primarily due to a lower net loss in 2016 and to changes in current assets and current liabilities between the 2016 and 2015 periods.

Cash Flows from Investing Activities

No cash was provided by or used in investing activities in the nine months ended September 30, 2016 and 2015.

Cash Flows from Financing Activities

No cash was provided by or used in financing activities in the first nine months of 2016. The net cash used in financing activities in the first nine months of 2015 was due to the repurchase of shares of our common stock under a program approved by our Board of Directors.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMG Indium Resources Ltd.
(Registrant)

November 14, 2016	/s/ Ailon Z. Grushkin
Date	Ailon Z. Grushkin
Chief Executive Officer
(Principal Executive Officer)

November 14, 2016	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

