Form 10-K
period 2016-12-31
SMG Indium Resources Ltd.
filed 2017-03-30
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-54391

SMG INDIUM RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 LaGuardia Ave.,
Staten Island, New York, 10314	(347) 286-0712
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share	Warrants	Units
(Title of Class)	(Title of Class)	(Title of Class)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒   No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2016 was $187,535.

The number of shares of the registrant’s common stock outstanding as of March 28, 2017 was 1,744,569.

Documents Incorporated by Reference

None

SMG Indium Resources Ltd.

Annual Report on Form 10-K

For the Year Ended December 31, 2016

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Indium,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Indium Resources Ltd.  In this Annual Report on Form 10-K, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

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

Introduction

We were incorporated under the laws of the State of Delaware on January 7, 2008.  From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, we have engaged Brack Advisors LLC (Brack), a company owned by Richard A. Biele, one of our directors, to assist in identifying, evaluating and negotiating strategic transactions. We paid Brack $50 thousand in 2016 under a consulting agreement with Brack (the Brack Agreement) and agreed to pay $25 thousand in 2017 under the Brack Agreement, as amended (Amended Brack Agreement). However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2015, our Board approved a cash distribution to stockholders in the amount of $1.75 per share of common stock (or approximately $3.05 million). The distribution was classified as a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes. During the third quarter of 2015, our board of directors (Board) approved a program to repurchase up to $650 thousand in shares of our common stock. In connection therewith, we repurchased 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At December 31, 2016 and 2015, 1,744,569 shares of our common stock were outstanding.

At December 31, 2016, we had approximately $0.6 million in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $0.3 million while we review our strategic options. We believe that we have sufficient funds to sustain operations until at least March 31, 2018.

 In 2015, management services were provided under an agreement (2015 Nano Agreement) with Nano-Cap Advisors LLC (Nano) in which Ailon Z. Grushkin, Chairman of our Board of Directors, President and Chief Executive Officer, is the sole shareholder. Under the arrangement, which was approved by our Board, we paid Nano $90 thousand in 2015 to provide management services and office space. During the first quarter of 2016, we entered into an agreement (2016 Nano Agreement) with Nano under which Nano continued to provide such services in 2016 for a fee of $70 thousand. We have agreed to pay Nano $35 thousand in 2017 under the 2016 Nano Agreement, as amended (Amended 2016 Nano Agreement).

We are not legally prohibited from pursuing other business strategies pursuant to our certificate of incorporation, as amended, or any other corporate document. We will promptly notify stockholders of any modifications to our stated business plan. Our operations have been limited to purchasing, stockpiling, lending or leasing the metal indium. Prior to December 31, 2014, we sold our entire indium stockpile. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company, which would require approval of our Board and will require stockholder approval.

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

Investing in our securities involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as other information contained in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

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

William C. Martin, a former director, beneficially owns approximately 45.0% of our outstanding common stock with voting rights through a wholly owned entity Raging Capital Master Fund, Ltd. (formerly Raging Capital Fund LP and Raging Capital Fund (QP), LP) and his Individual Retirement Account. This percentage ownership does not take into consideration the potential exercise of any stock options controlled by William C. Martin. Mr. Martin is able to influence the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The interests of Mr. Martin and our stockholders’ interests may not always align, and taking actions, which require stockholder approval, such as selling the company, may be controlled by Mr. Martin if he agrees with the strategy, or may be more difficult to accomplish if he disagrees with the strategy. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. Furthermore, in the event that Mr. Martin elects to sell a significant portion of his interest in the Company, such sale may materially affect the Company and our stock price could decrease.

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

Our securities have had limited trading since our IPO, the price of our common stock may experience extreme price and volume fluctuations and any volatility in our common stock price could result in claims against us.

An active public market for our common stock has not developed or been sustained since our IPO. The market price of our securities has declined below the IPO price. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

We are authorized to issue up to 25,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Currently, there are 22,116,361 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of, 1,000,000 shares reserved under our stock option plan). Although we currently have no commitment, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock to obtain future financing or for any mergers or acquisitions.

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

We depend upon our senior executive officer and his loss or unavailability could put us at a competitive disadvantage.

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

If an active, liquid trading market for our securities does not develop, holders of our securities may not be able to sell their common stock quickly or at or above their purchase price.

An active and liquid trading market for our securities has not developed or been sustained. Holders of our securities may not be able to sell their common stock quickly or at or above their purchase price if trading in our securities is not active.

Our outstanding options may have an adverse effect on the market price of common stock and make it more difficult to obtain future financing.

As of December 31, 2016, we have outstanding options to purchase up to 377,500 shares of common stock issued and outstanding. The sale or even the possibility of sale of the shares of common stock underlying such options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these options are exercised, holders may experience dilution to their holdings.

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

Our common stock trade in the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market, and/or the OTCQB, a similar marketplace operated by Pink OTC Markets Inc. Quotation of our securities on the OTC Bulletin Board and the OTCQB limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange. Lack of liquidity limits the price at which our securities may be sold or whether our securities may be sold at all.

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

Provisions in our charter documents and Delaware law may inhibit a takeover of our Company, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

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

We maintain our principal executive offices at 176 LaGuardia Ave., Staten Island, New York 10314 under the Amended 2016 Nano Agreement.

Item 3.	Legal Proceedings

There are no legal proceedings currently pending or, to our knowledge, threatened against us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the OTC Pink Market operated by OTC Market Group, Inc. under the symbol “SMGI”. Our warrants (which expired in May 2016) were quoted on the OTCQB Marketplace under the symbol “SMGIW”. The following table sets forth the high and low sales prices for our common stock and warrants, as reported.

Quarterly Price Ranges

	Common Stock*		Warrants
Quarter Ended	High	Low	High	Low
March 31, 2016	$0.20	$0.18	$0.0041	$0.0040
June 30, 2016	$0.25	$0.23	$0.0030	$0.0001
September 30, 2016	$0.25	$0.25	n/a	n/a
December 31, 2016	$0.33	$0.14	n/a	n/a

March 31, 2015	$0.35	$0.31	$0.0145	$0.0145
June 30, 2015	$0.33	$0.30	$0.0200	$0.0145
September 30, 2015	$0.32	$0.29	$0.0180	$0.0100
December 31, 2015	$0.40	$0.17	$0.0145	$0.0065

As of March 17, 2017, the closing sales price of our common stock on the OTC Bulletin Board was $0.25. As of March 17, 2017, there were approximately 148 stockholders of record of our common stock.

* As published on Bloomberg L.P., adjusted to reflect a special cash distribution paid in December 2015 of $1.75 per share of common stock.

n/a-not applicable. The warrants expired in May 2016.

Dividend Policy

We paid $1.75 per common share in a return of capital cash distribution to our stockholders in December 2015 for an aggregate amount of $3.052 million. There were no such distributions in 2016. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. At this time, we do not anticipate paying any future dividends. The Company’s Board however, may consider paying dividends in the future once it has evaluated potential strategic options for the business.

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

Overview

We were incorporated under the laws of the State of Delaware on January 7, 2008.  Since inception, our primary business purpose has been to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. We also lent, leased and sold indium when management believed it was advantageous. In December 2013, our Board authorized management to sell our entire stockpile of indium in 2014 based on prevailing market conditions. As of December 31, 2014, we sold all of the indium from our stockpile. As a result we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, we have engaged one of our directors to assist in identifying, evaluating and negotiating strategic transactions and have paid that director $50 thousand in 2016 for those services. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

In December 2015, our Board approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes. During the third quarter of 2015, our Board approved a program to repurchase up to $650 thousand of our common stock. In connection therewith, we repurchased 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At December 31, 2016, 1,744,569 shares of our common stock were outstanding.

 Our expenses will be required to be satisfied by cash on hand at December 31, 2016 of approximately $0.6 million. Cash on hand is expected to be sufficient to satisfy our estimated expenses of approximately $0.3 million through March 31, 2018. We may seek to raise additional capital to cover our corporate strategies through potentially dilutive equity offerings or debt financing.

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see Notes to Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Financial Statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Share-Based Payment Arrangements and (3) Income Taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company has adopted this standard which has not had a material impact on its financial statements.

Results of Operations

Year 2016 compared to Year 2015

The results of operations for the years ended December 31, 2016 and 2015 are as follows:

	For the Year Ended December 31,
	2016	2015

Operating costs:
Operating expenses - related parties	$120,000	$90,000
Other general and administrative expenses	267,146	378,336
Total operating costs	387,146	468,336

Operating loss	(387,146)	(468,336)

Other income:
Interest income	814	7,434
Net loss	$(386,332)	$(460,902)

Net Loss Per Share
Basic and diluted	$(0.22)	$(0.25)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,846,300

Year ended December 31, 2016 compared to the year ended December 31, 2015

There were no sales for the years ended December 31, 2016 and 2015, as we sold our remaining stockpile of indium during 2014 and have exited the indium business. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

For the year ended December 31, 2016, total operating expenses were approximately $0.4 million compared to $0.5 million in 2015 representing a decrease of 20%. The decrease was due primarily to lower insurance expense, professional fees and manager fees. We expect that our normal annual cash expenses will approximate $0.3 million in 2017. Interest income was lower in 2016 as a result of a decrease in cash equivalents.

There were no income taxes in 2016 and 2015 as a result of our net loss for the periods.

Net loss was approximately ($0.4) million in 2016 (or ($0.22) per basic and diluted share) compared to a net loss of approximately ($0.5) million for the year ended December 31, 2015 (or ($0.25) per basic and diluted share). The change was due principally to lower operating expenses. The basic weighted average number of shares of common stock outstanding in 2016 was 1,744,569 compared to 1,846,300 in 2015. The decrease in weighted average shares in 2016 was due to the purchase of shares of common stock under our stock repurchase program at the end of 2015.

Liquidity and Capital Resources

Since our inception and through December 31, 2016, we have incurred an accumulated deficit of approximately $6.5 million of which approximately $2.4 million was due to a non-cash preferential dividend to Class A Common Stockholders in 2011. At December 31, 2016, we have working capital of approximately $0.6 million. This represents a decrease of approximately $0.3 million from the working capital of approximately $0.9 million at December 31, 2015. The decrease in working capital was primarily due to cash used to fund operations in 2016.

As of December 31, 2016, we have cash and cash equivalents of approximately $0.6 million compared to cash and cash equivalents of approximately $1.0 million at December 31, 2015. The decrease of approximately $0.4 million was due primarily to cash used to fund operations during 2016. We believe that the cash and cash equivalents at December 31, 2016 should be sufficient to pay our operating expenses through March 31, 2018, which we currently estimate to be approximately $0.3 million annually.

Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through March 31, 2018, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that we will enter into any such transactions, and if so, on terms favorable to us.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Year Ended December 31,
	2016	2015

Net cash used in operating activities	$(345,861)	$(589,078)
Net cash used in financing activities	-	(3,247,693)
Net decrease in cash and cash equivalents	$(345,861)	$(3,836,771)

Cash Flows Used in Operating Activities

The net cash used in operating activities was approximately $0.3 million in 2016 compared to approximately $0.6 million in 2015. The change was primarily the result of lower operating expenses in 2016 and higher payments made in 2015 as a result of a reduction in accounts payable and accrued expenses in 2015.

Cash Flows from Investing Activities

There was no cash provided by or used in investing activities in 2016 and 2015.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities in 2016. Net cash used in financing activities in 2015 was approximately $3.2 million due principally to the return of capital to stockholders and the purchase of treasury stock in 2015.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

We have no contractual commitments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and notes thereto are set forth in this annual report on Form 10-K on pages F-1 through F-11.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2016, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the Company’s internal controls over financial reporting by our registered public accounting firm.

Item 9B.	Other Information

On March 28, 2017, we entered into an amended consulting services agreement (Amended 2016 Nano Agreement) with Nano-Cap Advisors LLC (Nano), of which Ailon Z. Grushkin, our Chairman of the Board, Chief Executive Officer and President, is the sole member. Pursuant to the terms of the Amended 2016 Nano Agreement, Nano will continue to provide management services and office space to the Company during 2017 for a fee of $35 thousand.

On March 28, 2017, we entered into an amended consulting services agreement (Amended Brack Agreement) with Brack Advisors LLC (Brack), a company owned by Richard A. Biele, one of our directors. Pursuant to the terms of the Amended Brack Agreement, Brack will continue to assist in identifying, evaluating and negotiating strategic transactions for the Company during 2017 for a fee of $25 thousand.

The foregoing descriptions of the Amended 2016 Nano Agreement and Amended Brack Agreement are qualified in their entirety by reference to the full text of such agreements, attached hereto as Exhibit 10.3 and Exhibit 10.4, respectively.

On March 28 2017, in connection with its annual review of executive compensation, the Compensation Committee of the Board approved the following base salaries for the fiscal year ending December 31, 2017:

Name	Position	Fiscal 2017 Base Salary
Ailon Z. Grushkin	President and Chief Executive Officer	$35,000	(1)
Mary E. Paetzold	Chief Financial Officer	$30,000	(2)

(1)	Represents a 50% decrease from Mr. Grushkin’s fiscal 2016 base salary of $70,000. Base salary to be paid to Nano pursuant to the terms of the Amended 2016 Nano Agreement.
(2)	Represents a 50% decrease from Ms. Paetzold’s fiscal 2016 base salary of $60,000.

On March 28, 2017, the Board approved the following 2017 director fee:

Name	Position	Fiscal 2017 Director Fee
Richard A. Biele	Director	$25,000	(1)

(1)	Represents a 50% decrease from Mr. Grushkin’s fiscal 2017 director fee of $50,000. Director fee to be paid to Brack pursuant to the terms of the Amended Brack Agreement.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Listed below are the names of the directors, executive officers and significant employees of the Company, their ages as of March 24, 2017 and positions held:

Name	Age	Position

Ailon Z. Grushkin	44	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer
Mary E. Paetzold	67	Chief Financial Officer
Fred Arena	62	Director
Richard A. Biele	47	Director

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

Ailon Z. Grushkin has been our President and a Director since inception and a member of Specialty Metals Group Advisors LLC, our former manager through December 31, 2014. Currently, he is our Chief Executive Officer, President and Chairman of the Board under an arrangement with Nano-Cap Advisors LLC, of which he is the sole member. He is currently the Managing Member of the General Partner of a micro-cap focused hedge fund he founded in January 2000 and is also currently the Managing Member of a commodities based hedge fund he launched in January 2004. From 1996 to 2011, Mr. Grushkin was also the General Partner of the Nano-Cap Hyper Growth Partnership L.P., a hedge fund he founded in 1996. From 1990 to 1996, Mr. Grushkin worked or interned at Merrill Lynch Futures Investment Partners (‘‘MLFIP’’), Thompson McKinnon Securities, Prudential Securities and Sumitomo Bank Ltd. At these firms, he held various positions including assistant commodity trader, commodity trading advisor analyst and assistant derivatives trader. Mr. Grushkin is qualified to serve on our Board because of his experience purchasing and taking delivery of minor physical metals for his own personal investment as well as his experience managing a fund dedicated to investing in commodities and equities linked to commodities. Mr. Grushkin is a graduate of the John M. Olin School of Business at Washington University in St. Louis with a Bachelor’s of Science in Business Administration.

Mary E Paetzold has been our Chief Financial Officer since July 2011. Ms. Paetzold is a Certified Public Accountant with over 35 years of experience with the audit, accounting, internal control and finance functions of public and private companies. From 2002 to 2017, Ms. Paetzold served as a director, chairman of the audit committee, and member of the compensation, nominating and governance committees for Immunomedics, Inc., a publicly traded biotechnology company. From 2003 to 2011, she served as a director and chairman of the audit committee of Orthovita Inc., a publicly traded orthobiologics and biosurgery company that was acquired by Stryker Corporation in June 2011. From January 2008 to December 2008, she was an adjunct professor at the Cameron School of Business at the University of North Carolina at Wilmington. From 1994 through February 2000, she served as Vice President, Chief Financial Officer and Director (1996-1997) of Ecogen Inc, a publicly traded agricultural biotechnology company. From 1973 to 1994, Ms. Paetzold practiced with KPMG Peat Marwick, LLP, predecessor to KPMG, LLP, serving as an audit partner from 1984 to 1994. Ms. Paetzold has a Bachelor of Arts in Mathematics from Montclair State University and received her certification from the New Jersey Board of Accountancy in 1977. She is a member of the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

Richard A. Biele has been a director of our company since December 2015. Mr. Biele served as our Chief Operating Officer, Secretary and a Director from our inception through December 2013. Since 2005, Mr. Biele has been a Principal of Princeton Financial Partners, which owns and operates the Newtown, Pennsylvania branch of Andrew Garrett Inc., a full service boutique Broker Dealer based in New York, New York. The branch services both retail and institutional investors. In addition to being a Registered Representative in the branch, Mr. Biele has brought in investment banking clients and assists with the non-daily management of the branch. From 2005 to 2007, Princeton Financial Partners, operated as an affiliate of S.W. Bach & Company, a FINRA regulated securities firm, from 2005 to 2007. While at the firm, Mr. Biele continued to manage his brokerage business and began trading commodities for his personal account. From August 2001 through November 2005, Mr. Biele worked as a registered representative at Kirlin Securities. From January 1998 through August 2001, Mr. Biele worked at Princeton Securities where he established investment banking relationships with other broker dealers and managed his existing clientele’s assets. Mr. Biele’s 25 years of experience in brokerage, investment banking and mergers and acquisitions qualifies him to serve on our Board. Mr. Biele received his Bachelor’s of Science in Economics from Old Dominion University.

Board Composition

Our certificate of incorporation, as amended, and bylaws provide that the authorized number of directors may be changed only by resolution of the Board. We currently have three directors with each director serving a one-year term which will expire at our next annual meeting of stockholders. At each annual meeting of stockholders, the successors to the current directors will be elected to serve until the next annual meeting following the election.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board has determined that Messrs. Arena and Biele are ‘‘independent directors’’ under the NASDAQ independence standards.

Meetings of the Board of Directors

In 2016, the Board did not meet. Each director attended at least 75% of the total number of meetings of the Board and all committees of the board on which such director served. Directors are encouraged, but are not required, to attend our annual meeting of stockholders.

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

Audit Committee. Our Audit Committee is composed of Fred Arena (Chairman) and Richard Biele. All members of our Audit Committee are independent as defined in the NASDAQ rules. In addition, the Board of Directors has determined that Fred Arena satisfies the SEC’s criteria for an “audit committee financial expert.” The Audit Committee met four times telephonically during 2016. Each committee member was present for at least 75% of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee. Our Audit Committee oversees our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed periodically) and performs several functions.

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

Compensation Committee. Our Compensation Committee is composed of Fred Arena (Chairman) and Richard Biele. The Compensation Committee did not meet during 2016. The Compensation Committee reviews its charter periodically. Our Compensation Committee’s primary functions are:

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

Decisions regarding executive compensation are ultimately determined by the Board upon recommendations of the Compensation Committee, which reviews a number of factors in its decisions, including market information about the compensation of executive officers at similar-sized companies within our industry and geographic region, and recommendations from our Chief Executive Officer. The Compensation Committee may consult external compensation consultants to assist with the recommendation of executive compensation. The Compensation Committee did not utilize the services of an external compensation consultant in 2016.

Non-executive director compensation is determined by the entire Board after review and approval by the Compensation Committee. For further information regarding the 2016 director compensation program, please see “Director Compensation” below.

Nominating and Governance Committee. Our Nominating and Governance Committee is composed of Fred Arena (Chairman) and Richard Biele. The Nominating and Governance Committee did not meet in 2016. The Nominating and Governance Committee has a charter, which is reviewed periodically.

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

The Nominating and Governance Committee recommends to the Board candidates for nomination to the Board. When considering individuals to recommend for nomination as directors, our Nominating and Governance Committee seeks persons who possess the following characteristics: integrity, education, commitment to the Board, business judgment, relevant business experience, diversity, reputation, and high performance standards. While the Board values a diversity of viewpoints and backgrounds, it does not have a formal policy regarding the consideration of diversity in identifying director nominees. The Nominating and Governance Committee may engage the services of third party search firms to assist in identifying and assessing the qualifications of director candidates. During 2016, the Nominating and Governance Committee did not pay any fees to third parties to assist in the identification of Director nominees.

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

The Nominating and Governance Committee will consider properly and timely submitted director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to 10 Elmhurst Ave., Staten Island, New York 10301, Attn: Ailon Grushkin. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation.

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

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2016 and 2015 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2016 (collectively, the “named executive officers”):

Name and principal position	Year	Salary ($) (1) (2)	Bonus ($)	Stock awards($) (3)	Option awards($) (3)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (2)	Total ($)

Ailon Z. Grushkin	2016	-	-	4,500	-	-	-	70,000	74,500
Chief Executive Officer (1)	2015	-	-	-	-	-	-	90,000	90,000

Mary E. Paetzold	2016	60,000	-	-	900	-	-	-	60,900
Chief Financial	2015	60,000	-	-	5,350	-	-	-	65,350
Officer (principal
financial and
accounting officer) (2)

(1)	In 2016 and 2015, management services were provided under an agreement with Nano-Cap Advisors LLC where Ailon Z. Grushkin is the sole member.

(2)	The Company has an arrangement with Ms. Paetzold that provided for cash compensation of $60,000 per year. The Compensation Committee also approved a cash bonus of $25,000 during 2014, which was paid in January 2015. No bonus was awarded in 2015 or 2016.

(3)	Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. All options vest at the date of grant and are exercisable at the market value at the date of grant. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included herein.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board.

Director Compensation

Director Compensation Table

The following table shows the compensation paid to our non-executive, independent directors for their Board service during the year ended December 31, 2016:

Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash ($)	Awards	Awards	Compensation	Compensation	Compensation
	(1)	($) (2)	($) (2)	($)	Earnings ($)	($)	Total ($)

Fred Arena	10,000	-	300	-	-	-	10,300
Richard A. Biele	50,000	-	3,000	-	-	-	53,000

(1)	For further information, see "Cash Compensation of Directors” below.

(2)	At December 31, 2016, the number of shares of our common stock underlying options held by each of our non-executive directors listed in the table above was as follows: Mr. Arena, 15,000, and Mr. Biele, 100,000. Mr. Arena was granted 5,000 options to purchase common stock prior to 2015. The remaining options were granted in 2016. See below under “Equity Compensation to Directors”

Cash Compensation of Directors

Mr. Arena, one of our independent members of our Board is paid remuneration for his services as our Board may, from time to time, determine. In 2016, we paid such independent Board member a retainer of $10 thousand per year. In addition he may receive meeting fees of $1,000 per meeting attended in person (including committee meetings). We also reimburse Mr. Arena for out-of-pocket expenses for attending such meetings. Mr. Biele received no compensation as a director in 2015. In 2016, under a consulting agreement, Brack, a company owned by Mr. Biele, was paid $50 thousand.

Equity Compensation of Directors

Our independent directors are eligible to participate in our 2008 Long-Term Incentive Compensation Plan, as amended. In 2016, we granted fully-vested, five-year options to acquire 10,000 and 100,000 shares of our common stock at the market value per share on the date of grant to Mr. Arena and Mr. Biele, respectively.

Outstanding Equity Awards at 2016 Year End

The table below presents outstanding unexercised options, unvested stock and equity incentive plan awards held by each of our executive officers as of December 31, 2016:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Ailon Grushkin (1)	150,000	-	-	.24	5/11/21	-	-	-	-

Mary Paetzold (2)	2,500	-	-	3.40	4/01/17	-	-	-	-
	5,000	-	-	2.70	7/01/17	-	-	-	-
	5,000	-	-	2.63	10/01/17	-	-	-	-
	5,000	-	-	2.45	1/01/18	-	-	-	-
	5,000	-	-	2.58	3/31/18	-	-	-	-
	5,000	-	-	2.85	6/30/18	-	-	-	-
	5,000	-	-	3.29	9/30/18	-	-	-	-
	5,000	-	-	1.78	1/01/19	-	-	-	-
	5,000	-	-	2.18	3/31/19	-	-	-	-
	5,000	-	-	2.13	6/30/19	-	-	-	-
	5,000	-	-	2.16	9/30/19	-	-	-	-
	5,000	-	-	1.89	1/01/20	-	-	-	-
	5,000	-	-	2.00	3/31/20	-	-	-	-
	5,000	-	-	1.80	6/30/20	-	-	-	-
	5,000	-	-	1.81	9/30/20	-	-	-	-
	30,000	-	-	.24	5/11/21	-	-	-	-

(1)	In 2016, Mr. Grushkin was granted five-year fully-vested options to purchase 150,000 shares of our common stock at $0.24 per share, the market price on the date of grant.

(2)	Through December 31, 2015, we had an arrangement with Mary E. Paetzold that provided for quarterly five-year options to acquire 5,000 shares of common stock vesting at the date of grant and exercisable at the market value at the date of grant. Prior to June 2012, such arrangement provided for the quarterly grants of fully vested, five-year options to acquire 2,500 shares of common stock exercisable at the market value at the date of grant. In 2016, Ms. Paetzold was granted fully-vested five-year options to acquire 30,000 shares of our common stock at the market value on the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2017 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 1,744,569 shares of common stock outstanding on March 27, 2017.

	Number of	Percentage of
Name of Beneficial Owners (1)(2)	Shares	Common Stock
5% Stockholders
Raging Capital Management, LLC (9)	782,498	44.85%
Raging Capital Master Fund, Ltd. (8)	782,498	44.85%
William Martin (7) (8) (9)	783,884	44.93%
AC Investment Management LLC (10)	160,951	9.23%
Executive Officers and Directors
Ailon Z. Grushkin (5)	183,799	9.70%
Richard A. Biele (6)	115,795	6.28%
Mary E. Paetzold (3)	102,500	5.55%
Fred Arena (4)	15,000	0.85%

All officers and directors as a group (4 persons)(3)(4)(5)(6)	417,094	19.75%

(1)	Unless otherwise indicated, the address of each person is c/o SMG Indium Resources, Ltd.176 LaGuardia Ave., Staten Island, New York 10034.

(2)	Except as explicitly set forth in applicable footnotes, all information in this table, including the footnotes thereto, is derived from third party filings made with the SEC, as described in the footnotes. We have not independently verified such information. Unless otherwise indicated, all ownership is direct beneficial ownership.

(3)	Comprised of 102,500 shares that may be acquired upon the exercise of options to purchase common stock.

(4)	Comprised of15,000 shares that may be acquired upon the exercise of options to purchase common stock.

(5)	Includes 150,000 shares that may be acquired upon the exercise of options to purchase common stock. Includes 26,896 shares of common stock held by the AZG Tangible Assets Fund LLC and A.Z.G. Capital Corp. Profit Sharing Plan. Ailon Z. Grushkin is the Managing Member of the Managing Member of AZG Tangible Assets Fund LLC and retains 100% equity ownership in the Managing Member. Ailon Z. Grushkin is the sole beneficiary of A.Z.G. Capital Corp. Profit Sharing Plan.

(6)	Includes 100,000 shares that may be acquired upon the exercise of options to purchase common stock held by Richard A. Biele IRA.

(7)	Based on Schedule 13D filed with the Securities and Exchange Commission on May 4, 2016 by Raging Capital Master Fund, LTD (“Raging Group” includes 782,498 shares held by Raging Capital Master Fund, Ltd. William C. Martin is the Managing Member of Raging Capital Management, LLC the General Partner of Raging Capital Master Fund , Ltd. William C. Martin retains 100% equity ownership in Raging Capital Management, LLC. Also includes 1,386 shares held by William C. Martin SEP IRA.

(8)	Includes 782,498 shares held by Raging Capital Master Fund Ltd. Raging Capital Management, LLC is the General Partner of Raging Capital Master Fund Ltd. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital Management, LLC.

(9)	RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin. However, RCM Indium, LLC does not have any ownership rights to any common Stock owned by Mr. Martin.

(10)	Based on Schedule 13G/A filed with Securities and Exchange Commission on June 26, 2013 by AC Investment Management LLC, 1350 Avenue of the Americas, Suite 2300, New York, NY 10019. Reflected amount includes our knowledge of the reporting person’s tender of shares of our common stock in connection with our Tender Offer consummated in December 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than ten percent of our common stock file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in year 2016, all of these filing requirements were satisfied.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders 2008 Long-Term Incentive Compensation Plan	1,000,000	$.73	377,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,000,000	$.73	377,500

2008 Long-Term Incentive Compensation Plan

In 2008, our Board adopted and our stockholders approved the 2008 Long-Term Incentive Compensation Plan (“the Plan”). Under this plan, we may grant incentive stock options, non-qualified stock options restricted and unrestricted stock awards and other stock-based awards. The purpose of the Plan is to provide an incentive to attract directors, officers, consultants, advisors and employees whose services are considered valuable to encourage a sense of proprietorship and to stimulate an active interest of such person in our development and financial achievements. As amended in July 2010, a maximum of 1,000,000 shares of our common stock of which 845,000 shares are reserved for issuance, are authorized under the Plan. The Plan expires on January 31, 2018. Our Board has authorized our Compensation Committee to administer the Plan. In connection with the administration of the Plan, the Compensation Committee, with respect to awards to be made to any person who is not one of our directors, will:

•	determine which employees and other persons will be granted awards under the Plan;

•	grant the awards to those selected to participate;

•	determine the exercise price for options; and

•	prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

With respect to stock options or restricted stock awards to be made to any of our directors, the Compensation Committee will make recommendations to our Board as to:

•	which of such persons should be granted stock options, restricted stock awards, performance units or stock appreciation rights;

•	the terms of proposed grants of awards to those selected by our Board to participate;

•	the exercise price for options; and

•	any limitations, restrictions and conditions upon any awards.

Any grant of awards to any directors under the Plan must be approved by our Board. In addition, the Compensation Committee will:

•	interpret the Plan; and

•	make all other determinations and take all other action that may be necessary or advisable to implement and administer the Plan.

Our Board may amend the Plan at any time. However, without stockholder approval, the Plan may not be amended in a manner that would:

•	increase the number of shares that may be issued under the Plan;

•	materially modify the requirements for eligibility for participation in the Plan;

•	materially increase the benefits to participants provided by the Plan; or

•	otherwise disqualify the Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under the Plan may not be impaired or affected by any amendment of the Plan, without the consent of the affected grantees.

Transferability

With the exception of Non-Qualified Stock Options, awards are not transferable other than by will or by the laws of descent and distribution. Non-Qualified Stock Options are transferable on a limited basis. Restricted stock awards are not transferable during the restriction period.

Change of Control Event

The Plan provides that in the event of a change of control the Board shall have the discretion to determine whether, and to what extent to, accelerate the vesting, exercise or payment of an Award.

Termination of Employment/Relationship

Awards granted under our thePlan that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death. The Board or a committee of the Board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the Board or a committee of the Board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Incentive Stock Options will, however, terminate no more than three months after termination of the optionee’s employment, twelve months after termination of the optionee’s employment due to disability and three years after termination of the optionee’s employment due to death. The Board or a committee of the Board may permit a deceased optionee’s stock options to be exercised by the optionee’s executor or heirs during a period acceptable to the Board or a committee of the Board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

Dilution; Substitution

As described above, the Plan will provide protection against substantial dilution or enlargement of the rights granted to holders of awards in the event of stock splits, recapitalizations, asset acquisitions, consolidations, reorganizations or similar transactions. New award rights may, but need not, be substituted for the awards granted under our the Plan, or our obligations with respect to awards outstanding under the Plan may, but need not, be assumed by another corporation in connection with any asset acquisition, consolidation, acquisition, separation, reorganization, sale or distribution of assets, liquidation or like occurrence in which we are involved. In the event that the Plan is assumed, the stock issuable with respect to awards previously granted under the Plan shall thereafter include the stock of the corporation granting such new option rights or assuming our obligations under the Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2016, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

In March 2015, the Company’s Chief Executive Officer and Chief Operating Officer resigned and Ailon Grushkin, our Chairman of the Board and President, was named Chief Executive Officer. In March 2015, we also entered into the Consulting Agreement with Nano (2015 Nano Agreement). Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nano provided us with services normally provided by a Chief Executive Officer, as determined and directed by us, and provided us with office facilities. We agreed to pay Nano $90 thousand during the year ended December 31, 2016 for such services. The term of the 2015 Nano Agreement continued until December 31, 2015. In January 2016, we entered into an agreement with Nano (the 2016 Nano Agreement) to perform the services indicated above during 2016 for an annual fee of $70,000. We have agreed to pay Nano $35 thousand in 2017 under the 2016 Nano Agreement, as amended in March 2017.

In January 2016, we entered into a consulting agreement with Brack Advisors LLC (Brack), a company owned by Richard A Biele, one of our Directors (Brack Agreement) that provided for the payment to of $50,000 in 2016 to assist us in identifying, evaluating and negotiating strategic transactions including, but not limited to, the acquisition of a new line of business and or a reverse merger. We have agreed to pay Brack $25 thousand in 2017 under the Brack agreement, as amended in March 2017.

Item 14.	Principal Accounting Fees and Services

In March 2016, the Audit Committee of the Board approved the appointment of the firm of CohnReznick LLP (“CohnReznick”) to serve as our independent registered public accountant for the year ended December 31, 2016. The independent registered public accountant’s report of KPMG LLP (“KPMG”) on our financial statements as of and for the year ended December 31, 2015 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee may consider whether it is appropriate, either for this fiscal year or in the future, to consider the selection of other independent registered public accounting firms.

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2016	2015

Audit Fees (1):	$45,000	$60,000
Audit-Related Fees:	-	-
Tax Fees (2):	6,000	10,500
All Other Fees:	-	-

Total	$51,000	$70,500

(1)	Audit fees include fees for professional services to CohnReznick in 2016 and KPMG in 2015 rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(2)	Tax fees include fees for tax services, including tax compliance.

The Audit Committee of the Board has established its preapproval policies and procedures, pursuant to which the Audit Committee approves audit and tax services provided by our independent auditors. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed fee estimates for these services. Pursuant to these procedures, the Audit Committee approved the foregoing audit and tax services provided by CohnReznick and KPMG.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to Amendment No. 4 to the Company’s Form S-1 filed on December 15, 2010).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 28, 2014).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.2	Specimen Common Stock Certificate Incorporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010) .

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

10.1	Form of Unit Option Purchase Agreement (incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

10.2†	2008 Long-Term Incentive Compensation Plan(incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 filed on April 7, 2010).

10.3+**	Consulting Services Agreement between the Company and Nano-Cap Advisor, LLC as amended on March 28, 2017.

10.4+**	Consulting Services Agreement between the Company and Brack Advisors LLC as amended on March 28, 2017.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1x*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.3	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

101.ins**	XBRL Instance Document

101.sch**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

x*	Filed herwith. A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Filed herewith.

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

SMG INDIUM RESOURCES LTD.

Date: March 30, 2017	By:	/s/ Ailon Z. Grushkin
Ailon Z. Grushkin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Ailon Z. Grushkin	Chairman of the Board and President and Chief Executive Officer	March 30, 2017
Ailon Z. Grushkin	(Principal Executive Officer)

/s/ Mary E. Paetzold	Chief Financial Officer	March 30 , 2017
Mary E. Paetzold	(Principal Financial and Accounting Officer)

/s/ Fred Arena	Director	March 30, 2017
Fred Arena

/s/ Richard A. Biele	Director	March 30, 2017
Richard Biele

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SMG Indium Resources Ltd.

We have audited the accompanying balance sheet of SMG Indium Resources Ltd. as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMG Indium Resources Ltd. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
March 30, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SMG Indium Resources Ltd.:

We have audited the accompanying balance sheet of SMG Indium Resources Ltd. as of December 31, 2015 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMG Indium Resources Ltd. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Short Hills, New Jersey
March 28, 2016

SMG INDIUM RESOURCES LTD.

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$614,490	$960,351
Prepaid expenses and other current assets	18,678	43,064
Total Assets	$633,168	$1,003,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$80,565	$73,180
Total Liabilities	80,565	73,180

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at December 31, 2016 and 2015; issued and outstanding none at December 31, 2016 and 2015	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at December 31, 2016 and 2015; issued 1,883,639 shares at December 31, 2016 and 2015; and outstanding 1,744,569 shares at December 31, 2016 and 2015	1,884	1,884
Additional paid-in capital	7,279,464	7,270,764
Accumulated deficit	(6,534,047)	(6,147,715)
Less treasury stock at cost: 139,070 shares at December 31, 2016 and 2015	(194,698)	(194,698)
Total Stockholders' Equity	552,603	930,235
Total Liabilities and Stockholders' Equity	$633,168	$1,003,415

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015

Operating costs:
Operating expenses - related parties	$120,000	$90,000
Other general and administrative expenses	267,146	378,336
Total operating costs	387,146	468,336

Operating loss	(387,146)	(468,336)

Other income:
Interest income	814	7,434
Net loss	$(386,332)	$(460,902)

Net Loss Per Share
Basic and diluted	$(0.22)	$(0.25)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,846,300

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2014	1,883,639	$1,884	$10,318,409	$(5,686,813)	$-	$4,633,480
Awards of stock options	-	-	5,350	-	-	5,350
Purchase of 139,070 treasury shares	-	-	-	-	(194,698)	(194,698)
Cash distributions to stockholders	-	-	(3,052,995)	-	-	(3,052,995)
Net loss	-	-	-	(460,902)	-	(460,902)
Balance at December 31, 2015	1,883,639	1,884	7,270,764	(6,147,715)	(194,698)	930,235
Awards of stock options	-	-	8,700	-	-	8,700
Net loss	-	-	-	(386,332)	-	(386,332)
Balance at December 31, 2016	1,883,639	$1,884	$7,279,464	$(6,534,047)	$(194,698)	$552,603

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(386,332)	$(460,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,700	5,350
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	24,386	(17,448)
Increase (decrease) in accounts payable and accrued expenses	7,385	(116,078)
Net cash used in operating activities	(345,861)	(589,078)

Cash flows from financing activities:
Cash distribution to stockholders	-	(3,052,995)
Purchase of treasury stock	-	(194,698)
Net cash used in financing activities	-	(3,247,693)

Net decrease in cash and cash equivalents	(345,861)	(3,836,771)
Cash and cash equivalents, at beginning of period	960,351	4,797,122
Cash and cash equivalents, at end of period	$614,490	$960,351

Supplemental cash flow disclosure - cash paid for income taxes	$-	$85,867

The accompanying notes are an integral part of these financial statements.

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. From inception, the Company operated in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is being increasingly used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, the Company sold all of the indium held in its stockpile. As a result, the Company is no longer in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, the Company engaged Brack Advisors LLC (Brack), a company owned by Richard A. Biele, one of the Company’s directors, to assist in identifying, evaluating and negotiating strategic transactions. The Company paid Brack $50 thousand in 2016 for these services. However, there can be no assurance that the Company will enter into any such transaction, and if so, on terms favorable.

In December 2015, the Company's board of directors approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes. During the third quarter of 2015, the Company’s board of directors approved a program to repurchase up to $650 thousand of the Company’s common stock. In connection therewith, the Company repurchased 139,070 shares of our common stock in September 2015 for approximately $0.2 million, or $1.40 per share. At December 31, 2016 and 2015, 1,744,569 shares of common stock were outstanding.

In 2015, management services were provided under an agreement (2015 Nano Agreement) with Nano-Cap Advisors LLC (Nano) in which Ailon Z. Grushkin, chairman of our board of directors, president and chief executive officer, is the sole shareholder. Under the arrangement, which was approved by our board of directors, the Company agreed to pay Nano $90 thousand in 2015 to provide management services and office space. During the first quarter of 2016, the Company entered into an agreement (2016 Nano Agreement) with Nano under which Nano will continue to provide such services in 2016 for a fee of $70 thousand. The Company has agreed to pay Nano $35 thousand in 2017 under the 2016 Nano Agreement, as amended (Amended 2016 Nano Agreement).

The Company’s expenses will be required to be satisfied by cash on hand at December 31, 2016 of approximately $0.6 million. Cash on hand is expected to be sufficient to satisfy our estimated expenses of approximately $0.3 million through March 31, 2018. The Company may seek to raise additional capital to cover its corporate strategies through potentially dilutive equity offerings or debt financing.

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

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the years ended December 31, 2016 and 2015, 377,500 and 7,318,700, respectively, potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive due to the Company’s net loss.

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

For the year ended December 31, 2016 and 2015, no income taxes were recorded due to the Company’s losses.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. The Company recorded non-cash charges for SBP of approximately $9 thousand and $5 thousand for the years ended December 31, 2016 and 2015, respectively.

The fair value of each option granted during the years ended December 31, 2016 and 2015 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

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

Concentration of Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At December 31, 2016, the Company had cash on deposit of approximately $364 thousand in excess of federally insured limits of $250 thousand.

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

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company has adopted this standard which has not had a material impact on its financial statements.

Note 3 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2016 and 2015, there were no outstanding preferred shares. Majority of the Company’s independent directors that do not have an interest in the transaction shall approve any offering of preferred stock and have access, at the Company’s expense, to its counsel or independent counsel. Any document relating to an offering of preferred stock by the Company will disclose whether the dividends on the preferred stock are cumulative, the risk of failure to declare or pay dividends on the preferred stock and the equity characteristics of any convertible preferred stock being offered to investors.

Common Stock

In December 2015, the Company's board of directors approved a cash distribution to stockholders in the amount of $1.75 per common share (or approximately $3.05 million). The distribution was classified as a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid-in capital for accounting purposes.

During the third quarter of 2015, the Company’s board of directors approved a program to repurchase up to $650 thousand of our common stock through December 31, 2016. In connection therewith, the Company bought back 139,070 shares of its common stock in September 2015 for approximately $0.2 million, or $1.40 per share. The cost of such shares has been recorded as treasury stock in the accompanying balance sheets. At December 31, 2016 and 2015, 1,744,569 shares of the Company’s common stock were outstanding.

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the Plan), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At December 31, 2016, there were 622,500 options available under the Plan for future grants.

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2015	564,999	$2,588,693	$1.78-7.50	$4.58
Granted	290,000	69,600	$0.24	$0.24
Exercised	-	-	-	-
Cancelled, Forfeited or Expired	(477,499)	(2,381,143)	$3.55-7.50	$4.99
Outstanding, December 31, 2016	377,500	$277,150	$0.24-3.40	$0.73

SMG INDIUM RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS

Note 3 — Stockholders’ Equity – (continued)

The weighted average grant-date fair value was $0.03 and $0.27 for options granted during the years ended December 31, 2016 and 2015, respectively. The weighted average remaining contractual life is approximately 4 years for stock options outstanding at December 31, 2016. At December 31, 2016 and 2015, there was $9 thousand and $0 thousand, respectively, in intrinsic value of outstanding stock options.

Note 4 — Related Party Transactions

In March 2015, the Company’s chief executive officer and chief operating officer resigned and Ailon Grushkin, the Company’s chairman of the board of directors and president, was named chief executive officer. In March 2015, the Company also entered into the 2015 Nano Agreement. Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nano provided services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provided office facilities for the Company for a fee of $90 thousand. In January 2016, the Company entered into the 2016 Nano Agreement under which Nano performed the services indicated above for an annual fee of $70 thousand in 2016.

In January 2016, the Company entered into a consulting agreement with Brack (the Brack Agreement), under which the Company paid $50 thousand in 2016. Pursuant to the terms of the Brack Agreement, Richard A. Biele is to assist the Company in identifying, evaluating and negotiating strategic transactions including but not limited to the acquisition of a new line of business and/or a reverse merger. There was no such payment in 2015.

The Company paid a relative of one of its directors $20 thousand to perform outsourced secretarial services for the Company in each of the years ended December 31, 2016 and 2015, respectively.

Note 5 — Income Taxes

The components of income taxes are as follows, in thousands:

	Year Ended December 31,
	2016	2015
Current	$-	$-
Deferred	(141)	164
Valuation allowance	141	(164)
Income tax expense	$-	$-

Reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to net income before income taxes, and the actual income tax expense follows:

	For the Year Ended December 31,
	2016	2015
Federal income tax provision at statutory rates	34.0%	34.0%
State income tax, net of federal benefit	1.2%	1.2%
Change in valuation allowance	(35.1)%	(35.1)%
Other	(0.1)%	(0.1)%
Effective tax rate	0%	0%

Components of deferred tax asset are as follows, in thousands:

	December 31,
	2016	2015
Deferred tax assets:
Net operating tax loss carryforwards	1,137	$1,281
Expenses not currently deductible	82	79
Total	1,219	1,360
Valuation allowance	(1,219)	(1360)
Net deferred taxes	$-	$-

SMG INDIUM RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Income Taxes – (continued)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for 2016 and 2015 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company expects to incur losses for the foreseeable future. The differences between book income and tax income relate principally to revenue recognition and stock compensation expenses. At December 31, 2016, the Company has available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $3.2 million. The federal and state net operating loss carryforwards begin to expire in 2027. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss may be limited if the company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing equity transactions, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited.

At December 31, 2016, the Company did not have any unrecognized tax benefits. All of the Company’s federal and state income tax returns, beginning in 2013, are subject to audit for those tax years.

Note 6 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following, in thousands:

	December 31,
	2016	2015
Accrued professional services	41	36
Tax accrual	38	35
Other	2	2
	$81	$73

Note 7 — Commitments and Contingencies

Consulting Fees

In 2017, the Company is required to pay a fee to Nano, a related party, of $35 thousand, $25 thousand to Brack for services to be performed by Mr. Biele, a director of the Company, and $10 thousand to a relative of a director for secretarial services in 2017.

Compensation

The Company has an arrangement with its chief financial officer for base compensation of $30 thousand in 2017. The compensation committee of the board of directors has approved the payment of $10 thousand per year and $1 thousand for each meeting attended in person to the nonexecutive board member who is not compensated under another agreement with the Company.

Note 8 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the financial statements except as stated below:

 In March 2017, we entered into an amended consulting agreement (Amended 2016 Nano Agreement) with Nano, a related party (see note 4), Pursuant to the terms of the Amended 2016 Nano Agreement, Nano will continue to provide management services and office space to the Company during 2017 for a fee of $35 thousand.

In March 2017, we entered into an amended consulting agreement (Amended Brack Agreement) with Brack, a related party (see note 4). Pursuant to the terms of the Amended Brack Agreement, Brack will continue to assist in identifying, evaluating and negotiating strategic transactions for the Company during 2017 for a fee of $25 thousand.

