Form 10-Q
period 2017-03-31
SMG Indium Resources Ltd.
filed 2017-05-12
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54391

SMG INDIUM RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Elmhurst Ave.
Staten Island , New York	10301
(Address of Principal Executive Offices)	(Zip Code)

(718) 477-6464

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒   No   ☐

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 11, 2017 was 1,744,569.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2017	2016

Current Assets:
Cash and cash equivalents	$535,041	$614,490
Prepaid expenses and other current assets	12,245	18,678
Total Assets	$547,286	$633,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$68,490	$80,565
Total Liabilities	68,490	80,565

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at March 31, 2017 and December 31, 2016;
issued and outstanding none at March 31, 2017 and December 31, 2016	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at March 31, 2017 and December 31, 2016;
issued 1,883,639 shares at March 31, 2017 and December 31, 2016; and outstanding
1,744,569 shares at March 31, 2017 and December 31, 2016	1,884	1,884
Additional paid-in capital	7,279,464	7,279,464
Accumulated deficit	(6,607,854)	(6,534,047)
Less treasury stock at cost: 139,070 shares at March 31, 2017 and December 31, 2016	(194,698)	(194,698)
Total Stockholders' Equity	478,796	552,603
Total Liabilities and Stockholders' Equity	$547,286	$633,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Operating costs:
Operating expenses - related parties	$35,000	$35,000
Other general and administrative expenses	38,977	72,382
Total operating costs	73,977	107,382

Operating loss	(73,977)	(107,382)

Other income:
Interest income	170	215
Net loss	$(73,807)	$(107,167)

Net Loss Per Share
Basic and diluted	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,744,569

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(73,807)	$(107,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	6,433	24,697
(Decrease) increase in accounts payable and accrued expenses	(12,075)	16,544
Net cash used in operating activities	(79,449)	(65,926)

Net decrease in cash and cash equivalents	(79,449)	(65,926)
Cash and cash equivalents, at beginning of period	614,490	960,351
Cash and cash equivalents, at end of period	$535,041	$894,425

Supplemental cash flow disclosure - cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Nature of Business and Basis of Presentation

Organization and Nature of Business

SMG Indium Resources Ltd. (the “Company”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. From inception through December 31, 2014, the Company operated in a single-segment business whose primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, the Company sold all of the indium held in its stockpile. As a result, the Company is no longer in the business of purchasing and selling indium. The Company’s board of directors has begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, the Company engaged Brack Advisors LLC (“Brack”), a company owned by Richard A. Biele, one of our directors, to assist the Company in identifying, evaluating and negotiating strategic transactions. However, there can be no assurance that the Company will enter into any such transaction, and if so, on terms favorable to the Company.

In January 2016, the Company entered into an agreement with Nano-Cap Advisors LLC (“Nano” and “2016 Nano Agreement”) to perform services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provide office facilities for the Company for an annual fee of $70 thousand in 2016. Mr. Ailon Z. Grushkin, the Company’s chairman, chief executive officer and president, is the only member of Nano. The Company has agreed to pay Nano $35 thousand in equal installments in the first two quarters of 2017 under the 2016 Nano Agreement, as amended (“Amended 2016 Nano Agreement”).

At March 31, 2017, the Company had approximately $535 thousand in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $0.3 million in 2017 while the Company reviews its strategic options. Accordingly, the Company believes that it has sufficient funds to sustain operations through at least May 15, 2018. Although the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through May 15, 2018, the Company may need to raise additional capital if it encounters unforeseen costs or if cash is needed for any corporate initiatives. Although, currently the Company is not a party to any agreement with respect to potential investments in, or acquisitions of businesses, it may enter into these types of arrangements in the future, which could also require it to seek additional equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all. The Company has begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that we will enter into any such transactions, and if so, on terms favorable to the Company.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the interim periods presented. The condensed balance sheet at December 31, 2016 has been derived from the Company’s audited balance sheet as of December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any interim period.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to share-based compensation and income taxes. Actual results could differ from those estimates under different assumptions and conditions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies, continued

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the condensed statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period including, stock options and warrants and, using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three months ended March 31, 2017 and 2016, 377,500 and 7,318,700, respectively, potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive due to the Company’s net loss.

Income Taxes

Income taxes are accounted under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s expected operating losses. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company recognizes potential interest and penalties, if any, related to income tax positions as a component of the provision for income taxes on the condensed statements of operations.

For the three months ended March 31, 2017 and 2016, no income taxes were recorded due to the Company’s net loss.

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments or “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest. No SBP awards were granted during the three months ended March 31, 2017 and 2016.

Concentration of Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At March 31, 2017, the Company had cash on deposit of approximately $285 thousand in excess of federally insured limits of $250 thousand.

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

Reclassifications

Certain prior period expense amounts have been reclassified for consistency with the current period presentation.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Stockholders’ Equity

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At March 31, 2017, there were 622,500 options available under the Plan for future grants.

Stock Options

Summary stock option information is as follows:

Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2016	377,500	$277,150	$0.24-3.40	$0.73
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled, Forfeited or Expired	-	-	-	-
Outstanding, March 31, 2017	377,500	$277,150	$0.24-3.40	$0.73

The weighted average remaining contractual life is 3.7 years for stock options outstanding at March 31, 2017. At March 31, 2017 and 2016, there was $3 thousand and $0 thousand, respectively, in intrinsic value of outstanding options.

Note 4 — Related Party Transactions

In January 2016, the Company entered into the 2016 Nano Agreement to perform services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provide office facilities for the Company for an annual fee of $70 thousand in 2016. Mr. Grushkin, the Company’s chairman, chief executive officer and president, is the only member of Nano. The Company has agreed to pay Nano $35 thousand in 2017 under the Amended 2016 Nano Agreement, payable in equal installments in the first two quarters of 2017. During each of the three months ended March 31, 2017 and 2016, the Company paid Nano approximately $18 thousand.

In January 2016, the Company entered into a consulting agreement with Brack (the “Brack Agreement”), that provided for the payment of $50 thousand in 2016. Pursuant to the terms of the Brack Agreement, Mr. Biele, one of our directors, is to assist the Company in identifying, evaluating and negotiating strategic transactions including but not limited to the acquisition of a new line of business and or a reverse merger. In March 2017, we entered into an amended consulting agreement (“Amended Brack Agreement”) with Brack, a related party. Pursuant to the terms of the Amended Brack Agreement, Brack will continue to assist in identifying, evaluating and negotiating strategic transactions for the Company during 2017 for a fee of $25 thousand, payable in equal installments in the first two quarters of 2017. Approximately $13 thousand was paid under the Amended Brack Agreement in the first quarter of both 2017 and 2016.

The Company engaged a relative of one of its directors to perform outsourced secretarial services for the Company at a rate of $5 thousand per quarter in 2016 and agreed to pay $5 thousand in the first and second quarters of 2017 for these services. Accordingly the Company paid $5 thousand in each of the three months ended March 31, 2017 and 2016 to such relative.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Commitments and Contingencies

Consulting Agreements

As described in note 4, the Company is required to pay a fee in 2017 to Nano, a related party, of approximately $35 thousand in under the Amended 2016 Nano Agreement and $25 thousand to Brack for services to be performed by Richard A. Biele, a director of the Company.

Compensation

The Company has an arrangement with its chief financial officer for an annual aggregate base compensation of $30 thousand in 2017, to be paid in equal payments in the first two quarters of 2017. The compensation committee of the board of directors has approved the payment of $10 thousand per year and $1 thousand for each meeting attended in person to the nonexecutive board member who is not compensated under another consulting agreement.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.  We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Overview

We were incorporated under the laws of the State of Delaware on January 7, 2008.  From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, we have engaged Brack Advisors LLC (Brack), a company owned by Richard A. Biele, one of our directors, to assist in identifying, evaluating and negotiating strategic transactions. We have agreed to pay Brack $25 thousand in 2017 for these services under the Brack Agreement, as amended (Amended Brack Agreement). However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.

At March 31, 2017, we had approximately $535 thousand in cash and cash equivalents. Our annual cash operating expenses are estimated to be approximately $0.3 million in 2017 while we review our strategic options. Accordingly, we believe that we have sufficient funds to sustain operations for at least through May 15, 2018.

In 2016, management services were provided under an agreement with Nano-Cap Advisors LLC (Nano and 2016 Nano Agreement) in which Ailon Z. Grushkin, chairman of our board, president and chief executive officer is the sole member. Under the agreement, which was approved by our Board, we paid Nano $70 thousand in 2016 to provide management services and office space. During the first quarter of 2017, we entered into an amendment to the 2016 Nano Agreement (Amended Nano 2016 Agreement), under which Nano will continue to provide such services in 2017 for a fee of $35 thousand.

We are not legally prohibited from pursuing other business strategies pursuant to our certificate of incorporation, as amended, or any other corporate document. We will promptly notify stockholders of any modifications to our stated business plan. Our operations have been limited to purchasing, stockpiling, lending or leasing the metal indium. In 2014, we sold our entire indium stockpile. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company, which would require approval of our Board and will require stockholder approval.

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see notes to unaudited condensed financial statements – note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s condensed financial statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Share-Based Payment Arrangements, and (3) Income Taxes. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

The results of operations for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended March 31,
	2017	2016

Operating costs:
Operating expenses - related parties	$30,000	$30,000
Other general and administrative expenses	43,977	77,382
Total operating costs	73,977	107,382

Operating loss	(73,977)	(107,382)

Other income:
Interest income	170	215
Net loss	$(73,807)	$(107,167)

Net Loss Per Share
Basic and diluted	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,744,569

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The Company had no sales in the first quarter of 2017 and 2016, as we sold our remaining stockpile of indium during 2014 and exited that business.

 For the three months ended March 31, 2017, total operating expenses were approximately $74 thousand. For the comparable three-month period in 2016, total operating costs were approximately $107 thousand, representing a 31% decrease.  The decrease was due principally to lower D&O insurance, professional fees and state taxes. As we explore strategic initiatives, we expect that our annual cash operating expenses will approximate $.3 million.

We recorded no income taxes during the first quarters of 2017 and 2016 due to our net loss.

During the three months ended March 31, 2017 and 2016, we incurred a net loss of $74 thousand (or $(0.04) per basic and diluted share) and $107 thousand (or $(0.06) per basic and diluted share), respectively. The lower net loss was due to lower operating expenses. The basic weighted average number of shares of common stock outstanding was 1,744,539 in the first quarter of both 2017 and 2016.

Liquidity and Capital Resources

Since our inception and through March 31, 2017, we have incurred accumulated deficits of approximately $6.6 million. At March 31, 2017, we have working capital of approximately $479 thousand. This represents a decrease of approximately $74 thousand from the working capital of approximately $553 thousand at December 31, 2016. The decrease in working capital was primarily due to the net loss in the first quarter of 2017.

As of March 31, 2017 and December 31, 2016, we have cash and cash equivalents of approximately $535 thousand and $614 thousand, respectively. The decrease of approximately $79 thousand was due to the cash used in operations in the first quarter of 2017. We believe that the cash and cash equivalents at March 31, 2017 should be sufficient to pay our operating expenses at least through May 15, 2018.

Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through May 15, 2018, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives. Although, currently we are not a party to any agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that we will enter into any such transactions, and if so, on terms favorable to us.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Three Months Ended March 31,
	2017	2016

Net cash used in operating activities	$(79,449)	$(65,926)
Net decrease in cash and cash equivalents	$(79,449)	$(65,926)

Cash Flows from Operating Activities

The net cash used in operating activities of approximately $79 thousand in the first three months of 2017, principally represented cash used for operating expenses. In the first three months of 2016, cash used in operating activities was approximately $66 thousand. The 2017 change is primarily due to changes in current assets and current liabilities in the 2016 period offset in part by a lower net loss in 2017.

Cash Flows from Investing Activities

No cash was provided by or used in investing activities in the three months ended March 31, 2017 and 2016.

Cash Flows from Financing Activities

No cash was provided by or used in financing activities in the three months ended March 31, 2017 and 2016.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

  We are committed to pay Nano, a related party, $35 thousand in 2017 under the Amended Nano 2016 Agreement for services performed as our chief executive officer. Further, we are committed to pay Brack, a related party, $25 thousand during 2017 under the Amended Brack Agreement.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Indium Resources Ltd.
(Registrant)

May 12, 2017	/s/ Ailon Z.Grushkin
Date	Ailon Z. Grushkin
Chief Executive Officer
(Principal Executive Officer)

May 12, 2017	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

