Form 10-Q
period 2017-06-30
SMG Indium Resources Ltd.
filed 2017-08-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files    ☒   Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 14, 2017 was 1,744,569.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDIUM RESOURCES LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$405,664	$614,490
Prepaid expenses and other current assets	45,506	18,678
Total Assets	$451,170	$633,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$20,624	$80,565
Total Liabilities	20,624	80,565

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $0.001 par value: authorized 1,000,000 shares at June 30, 2017 and December 31, 2016; issued and outstanding none at June 30, 2017 and December 31, 2016	-	-
Common stock - $0.001 par value: authorized 25,000,000 shares at June 30, 2017 and December 31, 2016; issued 1,883,639 shares at June 30, 2017 and December 31, 2016; and outstanding 1,744,569 shares at June 30, 2017 and December 31, 2016	1,884	1,884
Additional paid-in capital	7,279,464	7,279,464
Accumulated deficit	(6,656,104)	(6,534,047)
Less treasury stock at cost: 139,070 shares at June 30, 2017 and December 31, 2016	(194,698)	(194,698)
Total Stockholders' Equity	430,546	552,603
Total Liabilities and Stockholders' Equity	$451,170	$633,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Operating costs:
Operating expenses - related parties	$35,000	$42,500	$70,000	$77,500
Other general and administrative expenses	13,392	64,022	52,369	136,404
Total operating costs	48,392	106,522	122,369	213,904

Operating loss	(48,392)	(106,522)	(122,369)	(213,904)

Other income:
Interest income	142	215	312	430
Net loss	$(48,250)	$(106,307)	$(122,057)	$(213,474)

Net Loss Per Share
Basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.12)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,744,569	1,744,569	1,744,569

The accompanying notes are an integral part of these unaudited condensed financial statements.

SMG INDIUM RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(122,057)	$(213,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	8,700
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(26,828)	13,196
(Decrease) increase in accounts payable and accrued expenses	(59,941)	7,294
Net cash used in operating activities	(208,826)	(184,284)

Net decrease in cash and cash equivalents	(208,826)	(184,284)
Cash and cash equivalents, at beginning of period	614,490	960,351
Cash and cash equivalents, at end of period	$405,664	$776,067

Supplemental cash flow disclosure - cash paid for income taxes	$-	$-

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

In January 2016, the Company entered into an agreement (“2016 Nano Agreement”) with Nano-Cap Advisors LLC (“Nano”), which was amended in March 2017 (“Amended 2016 Nano Agreement”), to perform services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provide office facilities for the Company. Mr. Ailon Z. Grushkin, the Company’s chairman, chief executive officer and president, is the only member of Nano. Pursuant to the Amended 2016 Nano Agreement, the Company paid Nano $35 thousand in the first half of both 2017 and 2016. The Company does not expect to make any further cash payments to Nano.

At June 30, 2017, the Company had approximately $406 thousand in cash and cash equivalents. Based on a planned reduction in spending levels, the Company believes that it has sufficient funds to sustain operations through at least August 15, 2018. Although the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through August 15, 2018, the Company may need to raise additional capital if it encounters unforeseen costs or if cash is needed for any corporate initiatives. Although, currently the Company is not a party to any agreement with respect to potential investments in, or acquisitions of businesses, it may enter into these types of arrangements in the future, which could also require it to seek additional equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all. The Company has begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that we will enter into any such transactions, and if so, on terms favorable to the Company.

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed financial statements do not include all of the disclosures required by U.S. GAAP for complete financial statements.  These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In the opinion of management, the interim unaudited condensed financial statements included herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the interim periods presented. The condensed balance sheet at December 31, 2016 has been derived from the Company’s audited balance sheet as of December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any interim period.

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

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the condensed statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period including stock options and warrants using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. At June 30, 2017 and 2016, 375,000 and 7,308,700, respectively, potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive due to the Company’s net loss.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets, as it is more likely than not that these assets will not be realized given the Company’s expected operating losses. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes potential interest and penalties, if any, related to income tax positions as a component of the provision for income taxes on the condensed statements of operations.

For the three and six months ended June 30, 2017 and 2016, no income tax expense was recorded due to the Company’s net loss.

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

Concentration of Market Risk

The Company maintains cash deposits with banks that at times exceed applicable Federal Deposit Insurance Corporation limits. The Company reduces its exposure to credit risk by maintaining such deposits with high-quality financial institutions. The Company has not experienced any losses in such accounts. At June 30, 2017, the Company had cash on deposit of approximately $156 thousand in excess of federally insured limits of $250 thousand.

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

Note 3 — Stockholders’ Equity

Equity Compensation Plan

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. Pursuant to the Plan, 1,000,000 shares of common stock are reserved for issuance under the Plan. Options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant. The terms of the options are approved by the Company’s board of directors or one of its committees. Options granted to date have vested immediately and expire in five years. At June 30, 2017, there were 625,000 options available under the Plan for future grants.

Stock Options

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, December 31, 2016	377,500	$277,150	$0.24-3.40	$0.73
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled, Forfeited or Expired	(2,500)	(8,500)	3.40	-
Outstanding, June 30, 2017	375,000	$268,650	$0.24-3.29	$0.72

The weighted average remaining contractual life is 3.4 years for stock options outstanding at June 30, 2017. At June 30, 2017 and 2016, there was $0 thousand and $3 thousand, respectively, in intrinsic value of outstanding options.

Note 4 — Related Party Transactions

In January 2016, the Company entered into the 2016 Nano Agreement to perform services normally provided by a chief executive officer of the Company, as determined and directed by the Company, and provide office facilities for the Company for an annual fee of $70 thousand in 2016. Mr. Grushkin, the Company’s chairman, chief executive officer and president, is the only member of Nano. The Company agreed to pay Nano $35 thousand in 2017 under the Amended 2016 Nano Agreement, payable in equal installments in the first two quarters of 2017. During both of the three months ended June 30, 2017 and 2016, the Company paid Nano approximately $18 thousand. During both of the six months ended June 30, 2017 and 2016, the Company paid Nano $35 thousand. The Company does not expect to make any further cash payments to Nano.

In January 2016, the Company entered into a consulting agreement with Brack (the “Brack Agreement”), that provided for the payment of $50 thousand in 2016. Pursuant to the terms of the Brack Agreement, Mr. Biele, one of our directors, is to assist the Company in identifying, evaluating and negotiating strategic transactions including but not limited to the acquisition of a new line of business and/or a reverse merger. In March 2017, we entered into an amended consulting agreement (“Amended Brack Agreement”) with Brack, a related party. Pursuant to the terms of the Amended Brack Agreement, Brack will continue to assist in identifying, evaluating and negotiating strategic transactions for the Company during 2017 for a fee of $25 thousand, payable in equal installments in the first two quarters of 2017. Approximately $13 thousand was paid under the Amended Brack Agreement in the second quarter of both 2017 and 2016 and $25 thousand in the first six months of both 2017 and 2016. The Company does not expect to make any further cash payments to Brack.

The Company engaged a relative of one of its directors to perform outsourced secretarial services for the Company at a rate of $5 thousand per quarter in 2016 and agreed to pay $5 thousand in the first and second quarters of 2017 for these services. Accordingly, the Company paid $5 thousand in both of the three months ended June 30, 2017 and 2016 and $10 thousand in both of the six months ended June 30, 2017 and 2016 to such relative.

SMG INDIUM RESOURCES LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Commitments and Contingencies

Compensation

The compensation committee of the board of directors has approved the payment of $10 thousand per year and $1 thousand for each meeting attended in person to the nonexecutive board member who is not compensated under another consulting agreement.

Note 6 — Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that have required adjustment or disclosure in the condensed financial statements except for the following:

In August 2017, the compensation committee approved a salary of $15 thousand to the Company’s CFO and a payment of $5 thousand to the wife of one of the Company’s directors for services to be rendered in the third quarter of 2017.

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

Overview

We were incorporated under the laws of the State of Delaware on January 7, 2008.  From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, we are no longer in the business of purchasing and selling indium. We have begun evaluating strategic options including the acquisition of a new line of business or the sale or full liquidation of the Company. In connection therewith, we have engaged Brack Advisors LLC (Brack), a company owned by Richard A. Biele, one of our directors, to assist in identifying, evaluating and negotiating strategic transactions. However, there can be no assurance that we will enter into any such transaction, and if so, on terms favorable to us.We paid Brack $25 thousand in each of the six months ended June 30, 2017 and 2016 for these services under the Brack Agreement, as amended (Amended Brack Agreement). We do not expect to make any further cash payments to Brack.

At June 30, 2017, we had approximately $406 thousand in cash and cash equivalents. Based on a planned reduction in spending levels, we believe that we have sufficient funds to sustain operations at least through August 15, 2018.

In 2016, management services were provided under an agreement (2016 Nano Agreement) with Nano-Cap Advisors LLC (Nano) in which Ailon Z. Grushkin, chairman of our board, president and chief executive officer is the sole member. Under the agreement, which was approved by our Board, we paid Nano $70 thousand in 2016 to provide management services and office space of which $35 thousand was paid in the first six months of 2016. During the first quarter of 2017, we entered into an amendment to the 2016 Nano Agreement (Amended Nano 2016 Agreement), under which Nano was paid a fee of $35 thousand for such services during the first six months of 2017. We do not expect to make any further cash payments to Nano.

We are not legally prohibited from pursuing other business strategies pursuant to our certificate of incorporation, as amended, or any other corporate document. We will promptly notify stockholders of any modifications to our stated business plan. Our operations have been limited to purchasing, stockpiling, lending or leasing the metal indium. In 2014, we sold our entire indium stockpile. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company, which would require approval of our Board and may require stockholder approval.

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

Results of Operations

The results of operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Operating costs:
Operating expenses - related parties	$35,000	$42,500	$70,000	$77,500
Other general and administrative expenses	13,392	64,022	52,369	136,404
Total operating costs	48,392	106,522	122,369	213,904

Operating loss	(48,392)	(106,522)	(122,369)	(213,904)

Other income:
Interest income	142	215	312	430
Net loss	$(48,250)	$(106,307)	$(122,057)	$(213,474)

Net Loss Per Share
Basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.12)

Weighted Average Number of Shares Outstanding
Basic and diluted	1,744,569	1,744,569	1,744,569	1,744,569

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The Company had no sales in the second quarter of 2017 and 2016, as we sold our remaining stockpile of indium during 2014 and exited that business.

 For the three months ended June 30, 2017, total operating expenses were approximately $48 thousand. For the comparable three-month period in 2016, total operating costs were approximately $107 thousand, representing a 55% decrease.  The decrease was due principally to lower state taxes due primarily to a reversal of a tax accrual and lower professional fees and D&O insurance. The 2016 period also included a non-cash charge for the issuance of options. There were no options granted in the current period.

We recorded no income tax expense during the first two quarters of 2017 and 2016 due to our net loss.

During the three months ended June 30, 2017 and 2016, we incurred a net loss of $48 thousand (or $(0.03) per basic and diluted share) and $106 thousand (or $(0.06) per basic and diluted share), respectively. The lower net loss was due to lower operating expenses as described above. The basic weighted average number of shares of common stock outstanding was 1,744,569 in the first quarter of both 2017 and 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The Company had no sales in the first six months of 2017 and 2016, as we sold our remaining stockpile of indium during 2014 and exited that business.

 For the six months ended June 30, 2017, total operating expenses were approximately $122 thousand. For the comparable six-month period in 2016, total operating costs were approximately $214 thousand, representing a 43% decrease.  The decrease was due principally to lower state taxes due primarily to a reversal of a tax accrual and lower professional fees and D&O insurance. As we explore strategic initiatives, we expect that our annual cash operating expenses will decline.

We recorded no income tax expense during the first six months of 2017 and 2016 due to our net loss.

 During the six months ended June 30, 2017 and 2016, we incurred a net loss of $122 thousand (or $(0.07) per basic and diluted share) and $213 thousand (or $(0.12) per basic and diluted share), respectively. The lower net loss in the 2017 period was due to lower operating expenses as described above. The basic weighted average number of shares of common stock outstanding was 1,744,569 in the first half of both 2017 and 2016.

Liquidity and Capital Resources

Since our inception and through June 30, 2017, we have incurred an accumulated deficit of approximately $6.7 million. At June 30, 2017, we have working capital of approximately $431 thousand. This represents a decrease of approximately $122 thousand from the working capital of approximately $553 thousand at December 31, 2016. The decrease in working capital was primarily due to the net loss in the first half of 2017.

As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $406 thousand and $614 thousand, respectively. The decrease of approximately $208 thousand was due to the cash used in operations in the first half of 2017. Based on a planned reduction in spending levels, we believe that the cash and cash equivalents at June 30, 2017 should be sufficient to pay our operating expenses at least through August 15, 2018.

Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through August 15, 2018, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives. Although, currently we are not a party to any agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that we will enter into any such transactions, and if so, on terms favorable to us.

Discussion of Cash Flows

The Company’s cash flow activity was as follows:

	For the Six Months Ended June 30,
	2017	2016

Net cash used in operating activities	$(208,826)	$(184,284)
Net decrease in cash and cash equivalents	$(208,826)	$(184,284)

Cash Flows from Operating Activities

The net cash used in operating activities was approximately $209 thousand in the first half of 2017 compared to approximately $184 thousand in the 2016 period. The 2017 change is primarily due to changes in current assets and current liabilities between the 2017 and the 2016 period offset in part by a lower net loss in 2017.

Cash Flows from Investing Activities

No cash was provided by or used in investing activities in the six months ended June 30, 2017 and 2016.

Cash Flows from Financing Activities

No cash was provided by or used in financing activities in the six months ended June 30, 2017 and 2016.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

None

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On August 9, 2017, the Compensation Committee of the Board approved the following increase to the 2017 base salary of its Chief Financial Officer:

Name and Position	Original 2017 Base Salary		Modified 2017 Base Salary
Mary E. Paetzold, Chief Financial Officer	$30,000	(1)	$45,000	(2)

(1)	Represents a 50% decrease from Ms. Paetzold’s fiscal 2016 base salary of $60,000.
(2)	Represents a 25% decrease from Ms. Paetzold’s fiscal 2016 base salary of $60,000.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Indium Resources Ltd.
(Registrant)

August 14, 2017	/s/ Ailon Z.Grushkin
Date	Ailon Z. Grushkin
Chief Executive Officer
(Principal Executive Officer)

August 14, 2017	/s/ Mary E. Paetzold
Date	Mary E. Paetzold
Chief Financial Officer
(Principal Financial and Accounting Officer)

