Form 10-Q
period 2017-09-30
SMG Indium Resources Ltd.
filed 2017-11-13
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54391

SMG INDIUM RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

710 N. Post Oak Road, Suite 400
Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)

(713) 821-3153

(Registrant’s telephone number, including area code)

10 Elmhurst Ave., Staten Island, New York 10301

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 13, 2017 was 8,675,190.

SMG INDIUM RESOURCES LTD.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG Indium Resources Ltd.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$98,000	$22,461
Accounts receivable, net of allowance for doubtful accounts of $10,695 and $21,134	489,035	285,923
Inventory	114,966	10,948
Assets held for sale	45,000	-
Prepaid expenses and other current assets	43,301	-

Total current assets	790,302	319,332

Property and equipment, net of accumulated depreciation of $328,253 and $302,931	102,765	214,587
Land	-	10,000

Total assets	$893,067	$543,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$493,992	$160,343
Accounts payable - related party	50,000	-
Accrued expenses and other liabilities	101,846	231,523
Secured line of credit	264,168	-
Current portion of secured notes payable	133,556	275,446

Total current liabilities	1,043,562	667,312

Long term liabilities:
Notes payable - secured, net of current portion	275,966	234,189

Total liabilities	1,319,528	901,501

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; authoirzed 1,000,000 shares as of September 30, 2017 and December 31, 2016; isued and outstanding none at September 30, 2017 and December 31, 2016	-	-
Common stock - $0.001 par value; authoirzed 25,000,000 shares as of September 30, 2017 and December 31, 2016; isued and outstanding 7,700,190 and 1,408,276 at September 30, 2017 and December 31, 2016	7,700	1,408
Additional paid in capital	(288,776)	(556,021)
Retained earnings (accumulated deficit)	(145,385)	197,031

Total stockholders' equity (deficit)	(426,461)	(357,582)

Total liabilities and stockholders' equity (deficit)	$893,067	$543,919

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG Indium Resources Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2017 and 2016

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$620,084	$411,672	$1,802,486	$1,114,479

COST OF REVENUES	234,374	231,165	953,836	609,485

GROSS PROFIT	385,710	180,507	848,650	504,994

OPERATING EXPENSES:
Selling, general and administrative	156,348	83,578	495,855	250,852
Stock based compensation	211,321	-	211,321	-
Impairment expense	24,666	75,850	24,666	75,850
Bad debt expense	3,224	-	3,285	23,219
Gain on asset sale	-	-	-	(393)
Acquisition cost	378,807	-	378,807	-

Total operating expenses	774,366	159,428	1,113,934	349,528

INCOME (LOSS) FROM OPERATIONS	(388,656)	21,079	(265,284)	155,466

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	-	10,971	-	10,971
Interest expense, net	(23,970)	(13,700)	(77,132)	(42,372)

NET INCOME (LOSS)	$(412,626)	$18,350	$(342,416)	$124,065

Net Income (Loss) Per Share
Basic and diluted	$(0.19)	$0.01	$(0.21)	$0.09

Weighted average shares outstanding
Basic and diluted	2,176,200	1,408,276	1,665,192	1,408,276

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG Indium Resources Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2017 and 2016

(unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(342,416)	$124,065
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,154	56,209
Amortization of deferred financing costs	39,481	-
Gain on settlement of accrued liability	-	(10,971)
Bad debt expense	3,285	23,219
Stock based compensation	211,321	-
Impairment expense	24,666	75,850
Gain on asset sale	-	(393)
Changes in:
Accounts receivable	(206,395)	(16,110)
Inventory	(104,018)	-
Prepaid expenses and other current assets	7,009	(84,468)
Accounts payable	333,648	(63,968)
Accrued expenses and other liabilities	(53,949)	14,808
Net cash provided by (used in) operating activities	(30,214)	118,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	21,164	-
Cash received from the sale of property and equipment	-	1,000
Cash paid for purchase of property and equipment	-	(5,000)
Net cash provided by (used in) investing activities	21,164	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	91,927	-
Proceeds from notes payable	151,175	70,700
Payments on notes payable	(194,257)	(76,739)
Proceeds from member contributions	110,081	20,856
Payments for member distributions	(192,507)	(106,817)
Proceeds from sale of member interest	3,170	-
Proceeds from sales of common stock	115,000	-
Net cash provided by (used in) financing activities	84,589	(92,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	75,539	22,241

CASH AND CASH EQUIVALENTS, beginning of period	22,461	393

CASH AND CASH EQUIVALENTS, end of period	$98,000	$22,634

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$43,243	$32,233

Noncash investing and financing activities
Common shares issued for purchase of fixed assets	$5,000	$-
Payments on notes payable from secured line of credit proceeds	96,512	-
Payments on accrued liabilities from secured line of credit proceeds	75,729	-
Recapitalization of MG Cleaners, LLC	310	-
Reclassification of assets held for sale	45,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDIUM RESOURCES LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 –BACKGROUND AND BASIS OF PRESENTATION

SMG Indium Resources Ltd. (the “Company” or “SMG”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. On September 19, 2017 SMG entered into an Agreement and Plan of Share Exchange with MG Cleaners LLC.

SMG acquired one hundred percent of the issued and outstanding membership interests of MG Cleaners LLC pursuant to which MG Cleaners LLC became our wholly-owned subsidiary. In connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. The $50,000 liability is recorded as an Accounts Payable – Related Party on the balance sheet.

The merger was accounted for as a reverse acquisition with MG Cleaners LLC being treated as the accounting acquirer. As such, the historical information for all periods presented prior to the merger date relate to MG Cleaners LLC. Subsequent to the merger date, the information relates to the consolidated entities of SMG with its subsidiary MG Cleaners LLC.

The Company is an emerging growth oilfield service company focused on the drilling rig operator market segment in the domestic United States pursuant to which we offer the following products and services: (i) product sales for the oilfield industry focused on drilling rig wash, oilfield cleaning, industrial cleaning, fleet and equipment cleaning; (ii) equipment sales for the oilfield industry; (iii) parts sales for our installed base on equipment, including water guns, hoses and fittings, and (iv) service crews for the oilfield industry related to cleaning and repairing drilling rigs on location.

In connection with the acquisition, net cash received was $21,164, and costs incurred were $378,807 including professional fees for legal and accounting services, as well as registration and filing fees.

The accompanying unaudited interim financial statements of SMG Indium Resources Ltd. (“we”, “our”, “SMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2016 and 2015 with are included on a Form 8-K filed on September 19, 2017 as amended on October 27, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2016 and 2015 have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the three and nine months ended September 30, 2017 370,000 potentially issuable shares of common stock have been excluded from the calculation because their effect would be antidilutive to the Company’s net loss. For the three and nine months ended September 30, 2016, there was no common stock equivalent. As such the basic EPS and diluted EPS are the same.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entitites to use in accounting for revenue arising from contracts with customers in an amount that supercedes most current revenue recognition giudance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the adoption. We will apply the guidance when adopted, and provide the relevant disclosures in the first interim and annual periods in which we adopt the guidance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements within any accounting period presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitavtive informatuion about leaseing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retroaspective adoption, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consollidated financial statements.

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50.  The Company concluded that its negative working capital and decreased cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year.  In response, the Company has implemented a plan to alleviate such substantial doubt as follows.  The Company will continue to generate additional revenue (and positive cash flows from operations) partly related to the Company’s expansion into a new region during 2017 and partly related to the Company wide sales initiatives already implemented.  In addition there were several one-time expenses in 2016 and 2017 related to expansion to the new region and related to the merger transaction completed in September 2017.  As a result substantial doubt about the Company’s ability to continue as a going concern is alleviated.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016

Land	$-	$10,000
Building and improvements	-	91,500
Vehicles and trailers	283,462	278,462
Equipment	130,946	130,946
Other	16,610	16,610

	431,018	527,518

Less: accumulated depreciation	(328,253)	(302,931)

	$102,765	$224,587

Depreciation expense as of the nine months ended September 30, 2017 and 2016 was $57,154 and $56,209, respectively.

During the period ended September 30, 2017, the Company decided to sell the land and building in Carthage, Texas and determined that this property met the criteria for assets held for sale in September 2017. The market listing price for these assets was below the net book value at the time of reclassification, resulting in the recognition of assets held for sale of $45,000 and impairment expense of $24,666. The Company expects these assets to sell in the fourth quarter of 2017 or the first quarter of 2018.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2017 and December 31, 2016 included the following:

	September 30, 2017	December 31, 2016

Salaries payable	$30,538	$6,372
Payroll taxes payable	2,484	91,962
Sales tax payable	11,071	10,793
Interest payable	6,054	11,646
Credit cards payable	6,308	10,323
Inventory purchases payable	33,842	75,539
Other	11,549	24,888

Total Accrued Expenses	$101,846	$231,523

NOTE 6 – NOTES PAYABLE

Notes payable included the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Notes payable:

Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022	$245,427	$274,077

Equipment floor plan financing agreement issued July 29, 2013, bearing interest of 7.50% and due in monthly installments	-	4,494

Secured note payable issued December 19, 2014, bearing interest of 7.25% per year, due in full on December 19, 2016	-	119,751

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021	66,348	-

Secured note payable issued January 2, 2015, bearing interest of 6% per year, due in monthly installments	-	24,075

Secured note payable issued April 16, 2015, bearing interest of 6% per year, due in monthly installments	-	32,772

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020	45,596	-

Secured funding advance agreement issued April 7, 2017, bearing effective interest of 54%, due in periodic installments net of deferred financing costs of $10,165 ending November 8, 2017	22,313	-

Secured finance facility issued June 6, 2016, bearing effective interest of 28.50%, due in periodic installments	-	54,466

Secured funding advance agreement issued August 10, 2017, bearing effective interest of 27%, due in daily installments net of deferred financing costs of $9,304 ending December 8, 2017	29,838	-

	409,522	509,635

Less current maturities	(133,556)	(275,446)

Long term debt, net of current maturities	$275,966	$234,189

On October 15, 2010, the former managing member of MG Cleaners purchased MG Cleaners from the previous membership interest owners. In connection with that transaction, a $450,000 seller note was issued to the sellers. The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by SMG, and said property is no longer occupied. The balance of this note at September 30, 2017 was $245,427.

On July 29, 2013, the Company entered into an equipment floor plan financing totaling $23,843. The terms of this note were 7.5% interest per annum with principal and interest paid monthly over the 48 month term. The note is secured by certain equipment of the Company. This note was paid in full during the nine months ended September 30, 2017.

On December 19, 2014, we issued a note to First State Bank & Trust (“FSB”) for $120,025, which is secured by accounts receivable and certain equipment of the Company. Interest is paid monthly at a rate of 7.25% per annum. The principal is due in full at the end of the term on December 19, 2016. This loan was refinanced on January 27, 2017 with a new note at the same community bank. The refinanced amount is identical to the remaining principal balance under the previous loan, thus no gain or loss has been recognized.

On January 27, 2017, we issued a note to FSB for $119,776 which is secured by accounts receivable and certain equipment of the Company. Interest is paid monthly at a rate of 7.25% per annum. The principal is due in full at the end of the term at August 1, 2018. A payment of $50,000 was made against this loan in May 2017 in connection with the bank’s agreement to subordinate their note to the Crestmark Bank facility. On August 14, 2017, our company refinanced this note payable for $66,348. The unsecured note bears an interest rate of 7.25% per annum, has 47 monthly payments of $1,400, with a balloon payment of $12,086 at maturity on August 1, 2021. The refinanced amount is identical to the remaining principal balance under the previous loan, thus no gain or loss has been recognized.

On January 2, 2015, we financed a truck with a note to FSB. The $43,025 note has an interest rate of 6% and payments of principal and interest are paid monthly. The note is secured by the truck purchased. This loan was refinanced and rolled together with the remaining principal of the note issued on April 16, 2015 on February 2, 2017.

On April 16, 2015, we financed a truck with a note to FSB. The $45,328 note has an interest rate of 6% and payments of principal and interest are paid monthly. The note is secured by the truck purchased. This loan was refinanced and rolled together with the remaining principal of the note issued on January 2, 2015 on February 2, 2017.

On February 2, 2017, we re-financed two truck notes existing with FSB for one new note of $53,610. The term was principal and interest payments monthly over 42 months with an interest rate of 6%. The note is secured by certain trucks and equipment of the Company. The refinanced amount is identical to the remaining principal balance under the previous loan, thus no gain or loss has been recognized.

On August 5, 2015, the Company entered into an accounts receivable purchase agreement with security agreement against "Payment Card Receivables" in the initial amount of $40,800. We sold $40,800 of receivables during the year ended December 31, 2015 and $70,700 of receivables during the year ended December 31, 2016; the balance owed is paid by the automatic sale of new payment card receivables to a finance company, with the finance company retaining an amount equal to 2/7ths of the face amount of the receivables. The balance of this agreement was $54,466 on December 31, 2016. On May 31, 2017, the Company paid off this financing arrangement in connection with closing the Crestmark Accounts Receivable Financing Facility.

Accounts Receivable Financing Facility

On May 11, 2017, MG Cleaners, LLC (the “Borrower”) entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Crestmark Bank and is secured by the Borrower’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%.  There were no loan origination or closing fees and we paid $1,330 to Crestmark to reimburse them for documentation, legal and audit fees. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement.  If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Crestmark Bank a fee of $20,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $5,000. After the second anniversary of the financing facility no exit fee is due. Crestmark has a senior security interest in the Borrower’s assets.

Certain debts were paid in connection with the closing of the Crestmark Bank Line of Credit, including a $50,000 reduction to the First State Bank note, pay off of the accounts receivable purchase agreement for $46,512, pay off of past due IRS taxes totaling $70,898, and pay off of one other accrued liability of $4,831. Total payments to debt and accrued liabilities at Crestmark closing were $172, 241.

Net proceeds received during the nine months ending September 30, 2017 on this facility were $91,927.

Funding Advance Agreements

On April 7, 2017 MG Cleaners LLC (the “Seller”) received $100,000 in return for an assignment and transfer to Capital Stack LLC of a specified percentage of the proceeds of each collection of future receipts received by seller, collectively “Future Receipts” until Seller has received the Purchased Amount of $143,000. This transaction is accounted for as a short term secured loan net of deferred financing costs of $43,000 recognized on the date of incurrence. Deferred financing costs amortized and recognized as interest expense during the nine months ended September 30, 2017 were $34,591. The outstanding balance of the loan is $32,478 at September 30, 2017, with a remaining deferred financing costs balance of $10,165, and the loan was paid in full as of November 8, 2017.

On August 10, 2017 MG Cleaners LLC (the “Seller”) received $51,150 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each collection of future receipts received by seller, collectively “Future Receipts” until Seller has received the Purchased Amount of $67,100. This transaction is accounted for as a short term secured loan, with deferred financing costs of $15,950 recognized on the date of incurrence. Deferred financing costs amortized and recognized as interest expense during the nine months ended September 30, 2017 were $6,646. The outstanding balance of the loan is $39,142 at September 30, 2017, with a remaining deferred financing costs balance of $9,304, and the loan is scheduled to be paid in full on December 8, 2017.

A summary of the activity in notes payable for the nine months ended September 30, 2017 and 2016 is shown below:

Notes payable

Balance at January 1, 2016	$533,940
Note issued secured by accounts receivable	70,700
Notes issued in connection with purchase of property and equipment	-
Less: payments on notes payable	(76,739)
527,901
Less - current maturities, net	(252,982)
Long-term notes payable, net September 30, 2016	$274,919

Balance at January 1, 2017	$509,635
Secured borrowings, net	264,168
Notes issued in connection with purchase of property and equipment	25
Notes issued in connection with funding advance agreements	210,100
Amortization of deferred financing costs	39,481
Less: payments on notes payable from secured line of credit proceeds	(96,512)
Less: payments on notes payable	(194,257)
Less: deferred financing costs	(58,950)
673,690
Less - current maturities, net	(397,724)
Long-term notes payable, net September 30, 2017	$275,966

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

As discussed in Note 1 – Background and Basis of Presentation, effective September 19, 2017, SMG (formerly an inactive shell) entered into a reverse acquisition transaction with MG Cleaners LLC. In conjunction with the transaction the Company was recapitalized, resulting in the capital structure outlined below. The historical number of common shares presented in our financial statements were converted to post merger shares on a 1 to 1 basis.

Prior to the reverse acquisition transaction, MG Cleaners LLC sold 3,170,000 membership interest units for $3,170. At the conclusion of the merger the former owners of SMG held 2,094,569 of common stock while the former owners of MG Cleaners LLC owned 4,578,276 shares of common stock.

The following shares of common stock were issued subsequent to the reverse acquisition:

-	432,345 shares of common stock for services valued at $211,321.
-	20,000 shares of common stock for assets valued at $5,000.
-	575,000 shares of common stock for cash proceeds of $115,000.

NOTE 8 – STOCK OPTIONS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price

Outstanding at December 31, 2016	377,500	$277,150	$0.24-3.48	$0.73
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled, forfeited or expired	(7,500)	(25,900)	$3.40-3.48	-

Outstanding, September 30, 2017	370,000	$251,250	$0.24-3.29	$0.69

In connection with the acquisition discussed in Note 1, MG Cleaners LLC assumed the above options that were previously issued by SMG. The weighted average remaining contractual life is 3.1 years for stock options outstanding on September 30, 2017. At September 30, 2017 and 2016, there was $43,500 and $0, respectively, in intrinsic value of outstanding stock options.

NOTE 9 – COMMITMENTS AND CONTINGENCIES.

Future maturities of required payments under capital and operating leases as of December 31, 2016 are as follows:

Operating Leases
2017	$24,000
2018	36,000
2019	36,000
2020	19,500
2021	-

Totals	$115,500

Litigation

From time to time, SMG may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management; no pending or known threatened claims, actions or proceedings against SMG are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. SMG cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

Leases

The Company has entered into various leases for office and storage facilities for terms ranging from month to month to three years. At December 31, 2016, the Company was engaged in one month to month lease which requires a 90 day termination notice. Rent expense for the nine months ended September 30, 2017 and 2016 for these leases amounted to $15,887 and $22,593, respectively.

Effective July 15, 2017, we leased a facility in Midland, Texas for $3,000 per month for approximately 2,400 square feet of space and a shared yard with several acres of storage area. The Midland lease is for a period of 3 years and expires on July 15, 2020.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017 (prior to the acquisition) and 2016, the former managing member of MG made contributions to the Company totaling $110,081 and $20,856, respectively.

During the nine months ended September 30, 2017 (prior to the acquisition) and 2016, the Company made distributions to the former managing member of MG totaling $192,507 and $106,817, respectively.

On September 19, 2017, in connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors.

On September 21, 2017, the company issued 81,695 common shares to its CFO for payment of services provided. The shares were valued at $28,593 and are included in the total shares of common stock for services disclosed in Note 7.

NOTE 11 – SUBSEQUENT EVENTS

During October 2017, 975,000 common shares were issued for cash proceeds of $195,000.

On October 31, 2017, and made effective September 20, 2017, the Company entered into an employment agreement with Stephen Christian, the former Managing Member, and current President, of our subsidiary MG Cleaners LLC. The term is for three years with a monthly salary of $8,333 for the first six months of the effective date and $10,000 a month thereafter. Other terms include payment of Mr. Christian’s health care insurance, use of a company truck and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Christian six months’ severance pay.

On October 31, 2017, and made effective October 1, 2017, the Company entered into an employment agreement with Matthew Flemming, our Chief Executive Officer. The term is for three years with a monthly salary of $15,000 for the period. The terms of the agreement also include providing health care, auto allowance of $750 per month if a car is not provided by the Company, and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Flemming six months’ severance pay.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Indium,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Indium Resources Ltd., and our wholly-owned subsidiary MG Cleaners LLC.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Indium Resources Ltd. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.  We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and our Current Report on Form 8-K as filed with the SEC on September 19, 2017, and as amended on October 27, 2017.

Overview

We are an emerging growth oilfield service company focused on the drilling rig operator market segment in the domestic United States pursuant to which we offer the following products and services: (i) selling branded products to the oilfield industry focused on drilling rig wash, oilfield cleaning, industrial cleaning, fleet and equipment cleaning; (ii) equipment sales for the oilfield industry including, industrial pressure washers; (iii) parts sales for our installed base on equipment, including water guns, hoses and fittings, and (iv) service crews for the oilfield industry related to rig wash and repairing drilling rigs on location.

Industry Overview

On September 30, 2017, the domestic United States Rig Count, as measured by Baker Hughes, stood at 940, up 80% from 522 on September 30, 2016. Rig Counts are a measurement of oilfield activity particularly relevant to us as we sell products to drilling rig operator customers. As a result of favorable operating economics for oil and gas companies, there is a high concentration of rigs and oilfield activity in Texas relative to other areas in the domestic United States. On September 30, 2017, Texas and the adjacent New Mexico (Permian and Delaware basins) had 520 rigs operating, representing about 55% of the entire domestic United States active drilling rigs, as measured by Baker Hughes.

MG Cleaners’ Products and Services

Proprietary Products

Our branded products have proprietary formulations that perform in specific applications. These products include soaps, surfactants and degreasers which are environmentally friendly and sold primarily to drilling rig operators, exploration and production companies, and distribution and supply companies serving this market segment.

Our branded products have proprietary formulations that have been sold direct via our sales force and through distribution supply companies for over ten years. Miracle Blue™, a powerful degreaser, Luma Brite™, an aluminum brightener and descaler, and Wicked Green™, an enviro-friendly bio-degradable emulsifier used in oil remediation jobs, are some of the Company’s top selling products. In total, we currently offer 12 branded and proprietary products used by industry leading drilling contractors in the domestic United States including Nabors, UTI-Patterson, and Cactus Drilling. MG’s products are sold throughout Texas using direct sales employees in the East Texas market (based in Carthage, Texas) and distributors/suppliers in the West Texas Permian and Delaware basins (based in Midland, Texas).

Equipment and Parts Sales

Additionally, through long-standing relationships with manufacturers, we sell equipment and related parts, to our customers which strategically promote our future product sales. We currently offer a full line of industrial and oilfield pressure washers along with compressors, heaters, water pumps and combination units. We also sell spare parts to customers who have purchased equipment, which include water guns, hoses and fittings.

Service Crews

MG’s service crews consist of Company employees who perform cleaning and repair for drilling rig operator customers typically invoicing on a day-rate basis. Other customers prefer to purchase equipment and perform their own maintenance on their equipment, using a variety of our cleaning products. In other examples, customers prefer to outsource cleaning and repair services where our service crews become strategic to MG’s business solving customer problems and using our products during service. Customers for this service work include drilling rig operators, oil companies and other oilfield service companies

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited financial statements for the year ended December 31, 2016, included in the Company’s Form 8-K as filed with the SEC on September 19, 2017, as amended on October 27, 2017. Of these policies, the following are considered critical to an understanding of the Company’s condensed financial statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Share-Based Payment Arrangements, and (3) Income Taxes. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

The results of operations are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$620,084	$411,672	$1,802,486	$1,114,479

COST OF REVENUES	234,374	231,165	953,836	609,485

GROSS PROFIT	385,710	180,507	848,650	504,994

OPERATING EXPENSES:
Selling, general and administrative	156,348	83,578	495,855	250,852
Stock based compensation	211,321	-	211,321	-
Impairment expense	24,666	75,850	24,666	75,850
Bad debt expense	3,224	-	3,285	23,219
Gain on asset sale	-	-	-	(393)
Acquisition cost	378,807	-	378,807	-

Total operating expenses	774,366	159,428	1,113,934	349,528

INCOME (LOSS) FROM OPERATIONS	(388,656)	21,079	(265,284)	155,466

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	-	10,971	-	10,971
Interest expense, net	(23,970)	(13,700)	(77,132)	(42,372)

NET INCOME (LOSS)	$(412,626)	$18,350	$(342,416)	$124,065

Net Income (Loss) Per Share
Basic and diluted	$(0.19)	$0.01	$(0.21)	$0.09

Weighted average shares outstanding
Basic and diluted	2,176,200	1,408,276	1,665,192	1,408,276

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Our sales for the three months ended September 30, 2017 were $620,084, an increase of $208,412, or 50.6%, from $411,672 for the three months ended September 30, 2016. The increase in revenue for the three month ended September 30, 2017 is primarily attributable to increased customer activity and the increased number of active drilling rigs in our market, which we expanded to include the Permian Basin in West Texas during the period. This activity increase generated a higher volume of product sales, equipment and parts sales and service revenues.

During the three months ended September 30, 2017, cost of sales increased to $234,374, representing approximately 37.8% of revenues, compared to $231,165, or 56.2% of revenues for the comparable 2016 period. The decrease in cost of revenues as a percentage of sales is primarily the result of operational efficiencies from higher sales volumes and improved supply chain economies within cost of revenues.

For the three months ended September 30, 2017, selling, general and administrative expenses increased to $774,366, an increase of $614,938, from $159,428 for the three months ended September 30, 2016. This increase in selling, general and administrative expenses in 2017 was primarily due to higher wages from managerial and additional service crew personnel in West Texas, higher travel costs, $378,807 in non-recurring acquisition expenses, and $211,321 in non-cash stock based compensation expense paid to consultants. Additionally, an asset impairment expense of $24,666 was recorded in the three months ended September 30, 2017 as compared to $75,850 in the three months ended September 30, 2016.

Other expense, net was $23,970, an increase of $21,241 for the three months ended September 30, 2017 compared to the same period in 2016. The increase in other expense during the quarter ended September 30, 2017 resulted from higher interest expense with our revolving line of credit, funding advance agreements and notes payable, compared to $13,700 in interest expense and an offsetting gain on settlement of liabilities of $10,971 in the three months ended September 30, 2016.

During the three months ended September 30, 2017 we incurred a net loss of $412,626, or ($0.19) per basic and diluted share. For the three months ended September 30, 2016 we realized net income of $18,350 or $0.01 per basic and diluted share. The net loss in the quarter ended September 30, 2017 resulted from acquisition expenses of $378,807 and non-cash stock charges of $211,321 not present in the 2016 period comparison, partially offset by higher contributions from increased gross margin. The basic weighted average number of shares of common stock outstanding was 2,176,200 and 1,408,276 for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Our sales for the nine months ended September 30, 2017 were $1,802,486, an increase of $688,007, or approximately 62%, from $1,114,479 for the nine months ended September 30, 2016. The increase in revenue for the nine months ended September 30, 2017 is primarily attributable to the increased customer activity and their increased number of active drilling rigs in our market which we expanded to include the Permian Basin in West Texas during the period. Increased product sales, equipment and parts sales as well as higher volume of service crew work was attributable to the increase in revenue.

During the nine months ended September 30, 2017, cost of sales increased to $953,836, representing approximately 52.9% of revenues, compared to $609,485, or 54.7% of revenues for the comparable 2016 period. The slight decrease in cost of revenues as a percentage of sales is primarily the result of higher revenues and operational efficiencies in the latter part of the nine month period.

For the nine months ended September 30, 2017, selling, general and administrative expenses increased to $1,113,934, an increase of $764,406, from $349,528 for the nine months ended September 30, 2016. This increase in selling, general and administrative expenses in 2017 was primarily due to higher wages from managerial and additional service crew personnel in West Texas, higher travel costs, $378,807 in non-recurring acquisition expenses, and $211,321 in non-cash stock based compensation expense paid to consultants. Additionally, an asset impairment expense of $24,666 was recorded in the nine months ended September 30, 2017 as compared to $75,850 in the nine months ended September 30, 2016.

Other expense, net was $77,132, an increase of $45,731 for the nine months ended September 30, 2017 compared to other expense, net of $31,401 for the nine months ended September 30, 2016. The increase in other expense during the nine months ended September 30, 2017 resulted from higher interest expense with our revolving line of credit established in May 2017, funding advance agreements, and notes payable, compared to $42,372 in interest expense and an offsetting gain on settlement of liabilities of $10,971 in the nine months ended September 30, 2016.

During the nine months ended September 30, 2017 we incurred a net loss of $342,416, or ($0.21) per basic and diluted share. For the nine months ended September 30, 2016 we realized a net income of $24,065, or $0.09 per basic and diluted share. The net loss in the quarter ended September 30, 2017 resulted from acquisition expenses of $378,807 and non-cash stock compensation expense of $211,321 not present in the 2016 period comparison. The basic weighted average number of shares of common stock outstanding was 1,665,192 and 1,408,276 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, our total assets were $893,067, comprised of $98,000 in cash, $489,035 in accounts receivable, $114,966 in inventory, $45,000 in assets held for sale, other prepaid expenses of $43,301 and $102,765 in net property and equipment. This is an increase in total assets of $349,148 over the total assets at December 31, 2016 of $543,919. We have a working capital deficit as of September 30, 2017 of $253,260, compared to a working capital deficit of $347,980 at December 30, 2016.

During the nine months ended September 30, 2017, we had cash used in operating activities of $30,214 compared to $118,241 of cash provided by operating activities for the nine months ended September 30, 2016. The net cash used in operating activities for the nine months ended September 30, 2017 consists primarily of the net loss of $342,416, increases in: accounts receivable of $206,395 and inventory of $104,018, and a decrease in accrued liabilities of $53,949; which are offset by increases in accounts payable of $333,648 and decreases in prepaid expenses of $7,009; stock based compensation expense of $211,321, depreciation expense of $57,154, amortization of deferred financing costs of $39,481, impairment expense of $24,666, and bad debt expense of $3,285.

During the nine months ended September 30, 2017, we had net cash provided by investing activities of $21,164 from cash received in the reverse acquisition during the period. During the nine months ended September 30, 2016, we had net cash used in investing activities of $4,000 consisting of $5,000 for the purchase of equipment partially offset by $1,000 of cash received from the sale of equipment.

Net cash provided by financing activities was $84,589 for the nine months ended September 30, 2017, compared to net cash used in financing activities of $92,000 for the nine months ended September 30, 2016. Our net cash provided by financing activities for the nine months ended September 30, 2017 resulted primarily from proceeds from notes payable of $151,175, the net proceeds from our line of credit of $91,927, member contributions of $110,081, sales of common stock of $115,000, and sales of member interest of $3,170 which was partially offset by payments on notes payable of $194,257 and payments for member distributions prior to the acquisition of $192,507.

Our net increase in cash for the nine months ended September 30, 2017 was $75,539, as compared to a net cash increase of $22,241 in the nine months ended September 30, 2016.

At September 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $98,000 and $22,634, respectively. Based on a planned reduction in spending levels and normalized professional fees in the post-acquisition period, we believe that the cash, cash equivalents and receivables at September 30, 2017 and cash generated from continuing operations should be sufficient to pay our operating expenses at least through November 13, 2018.

Our cash flows from operations and our available capital, including the line of credit of $1 million established earlier this year, are presently sufficient to sustain our current level of operations for the next twelve months. Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through November 13, 2018, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives. Although, currently we are not a party to any agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We have begun evaluating strategic options including the merger or acquisition of a new line of business or the sale or full liquidation of the Company. There can be no assurances that we will enter into any such transactions, and if so, on terms favorable to us.

Historically, we have funded our capital expenditures internally through cash flow, leasing and financing arrangements. We intend to continue to fund future capital expenditures through cash flow, as well as through capital available to us pursuant to our line of credit, capital from the sale of our equity securities and through commercial leasing and financial programs.

On May 31, 2017, MG Cleaners entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financial facility provides for MG to have access to the lesser of (i) $1 million or (ii) 85% of the net amount of eligible receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of MG’s accounts receivable to Crestmark Bank and is secured by MG’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two years and will renew on a year to year basis, unless terminated in accordance with financing agreement. Pursuant to the terms of the financing facility. Crestmark has been granted a senior security interest in all of MG’s assets and the Company has agreed to guaranty all amounts due under the facility upon an event of default, however, the guaranty does not restrict the Company’s ability to incur debt in connection with financing its operations.

Pursuant to the terms of the financing facility, MG is not allowed to incur additional indebtedness, to create liens or other encumbrances, or to sell or otherwise dispose of MG’s assets, without the prior written consent of Crestmark. The Crestmark facility does not restrict the Company’s ability to finance its operations through the sale of its equity securities.

On October 15, 2010, the former managing member of MG Cleaners purchased MG Cleaners from the previous membership interest owners. In connection with that transaction, a $450,000 seller note was issued to the sellers. The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by SMG, and said property is no longer occupied. The balance of this note at September 30, 2017 was $245,427. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations.

On February 2, 2017, we re-financed two truck notes existing with First State Bank and Trust for one new note of $53,610. The term was principal and interest payments monthly over 42 months with an interest rate of 6%. The note is secured by certain trucks and equipment of the Company. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations.

On April 7, 2017 MG received $100,000 in return for an assignment and transfer to Capital Stack LLC of a specified percentage of the proceeds of each future sale made by MG collectively “Future Receipts” until MG has received the purchased amount of $143,000. Pursuant to the term of the Capital Stack agreement, MG cannot sell any position of its future sales that have previously been sold to Capital Stack, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Capital Stack will be made in October, 2017 at which point the Capital Stack agreement shall terminate by its terms.

On August 10, 2017 MG received $51,150 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each future sale made by MG collectively “Future Receipts” until MG has received the purchase amount of $67,100. Pursuant to the terms of the Libertas agreement, MG cannot sell any portion of its future sales that have previously been sold to Libertas, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Libertas will be made in November 2017, at which point the Libertas agreement shall terminate by its items.

On August 14, 2017 MG refinanced a note dated January 27, 2017 with First State Bank and Trust for $66,348. The unsecured note bears an interest rate of 7.25% per annum, has 47 monthly payments of $1,400, with a balloon payment of $12,086 at maturity on August 1, 2021. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer (Principal Executive Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence expanded operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in our Current Report on Form 8-K dated September 19, 2017 as amended on October 27, 2017, simultaneously with the completion of the acquisition of MG Cleaners, LLC, we entered into securities purchase agreements for the sale of 1,500,000 shares of our common stock for $300,000 in cash to accredited investors in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder (the “Offering”).  As of the date hereof, we have completed the sale and issuance of an aggregate of 1,600,000 shares of our common stock for aggregate cash proceeds of $310,000 in connection with the Offering to accredited investors.

The shares of our Common Stock issued in connection with the Offering were offered and sold to accredited investors in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Our reliance on Section 4(a)(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only several offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the negotiations for the sale of the stock took place directly between the offerees and us.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

10.14	Employment Agreement entered into by and between the Company and Matthew C. Flemming dated October 31, 2017

10.15	Employment Agreement entered into by and between the Company’s wholly-owned subsidiary, MG Cleaners LLC and its Stephen Christian, its President, dated October 31, 2017

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Indium Resources Ltd.
(Registrant)

November 13, 2017	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer
(Principal Executive Officer)

November 13, 2017	/s/ Meggen Rhodes
Date	Meggen Rhodes
Chief Financial Officer
(Principal Financial and Accounting Officer)

