Form 10-K
period 2017-12-31
SMG Industries Inc.
filed 2018-04-02
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-54391

SMG INDUSTRIES INC.

(f.k.a. SMG Indium Resources Ltd.)

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N. Post Oak Road, Suite 400
Houston, Texas 77024	(713) 821-3153
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files). Yes   ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of March 30, 2018 was $6,747,227.

The number of shares of the registrant’s common stock outstanding as of March 31, 2018 was 10,005,190.

Documents Incorporated by Reference

None

SMG Industries Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2017

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc.  In this Annual Report on Form 10-K, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.   All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of SMG Industries Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.

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

Our Corporate History and Background

We were incorporated under the laws of the State of Delaware on January 7, 2008. From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, at such time we were no longer in the business of purchasing and selling indium. In December 2015, our Board of Directors approved a cash distribution to our stockholders in the amount of $1.75 per share (or approximately $3.05 million). The distribution was classified as a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid in capital for accounting purposes. During the third quarter of 2015, our Board of Directors approved a program to repurchase up to $650,000 worth of our shares of common stock. In connection therewith, we repurchased 139,070 shares of our common stock in September 2015 for approximately $200,000, or $1.40 per share. After completion of the share repurchase program and immediately prior to the Acquisition, we had 1,744,569 shares issued and outstanding.

On September 19, 2017, we acquired one hundred percent of the issued and outstanding membership interests (“MG Membership Interests”) of MG Cleaners LLC, a Texas limited liability company (“MG”) pursuant to which MG became our wholly-owned subsidiary (the “Acquisition”). In connection with the Acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the MG Members, payable with $250,000 at closing and the remaining $50,000 paid to the MG Members upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors.

Effective April 2, 2018, we changed our corporate name to SMG Industries Inc.

The Business of MG Cleaners LLC

General

MG Cleaners was organized as a limited liability company in Texas in 2005. In 2010, Stephen Christian, acquired MG Cleaners from its prior owner and has served as its Managing Member and President since. Mr. Christian was a former Rig Supervisor for Nabors Drilling (“Nabors”) from 2004 until 2010. Nabors Industries (NYSE: NBR), the parent company of Nabors Drilling, owns and operates the nation's largest land-based drilling rig fleet and is one of our larger customers.

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

Industry Overview

In February 2018, the Domestic United States Rig Count, as measured by Baker Hughes, stood at 978, up 142% from the May 2016 lows of 404. Rig Counts are a measurement of oilfield activity particularly relevant to us, as we sell products to drilling rig operator customers. As a result of favorable operating economics for oil and gas companies, there is a high concentration of rigs and oilfield activity in Texas relative to other areas in the domestic United States. In February 2018, Texas and adjacent New Mexico (Permian and Delaware basins) had approximately 569 rigs operating, representing about 58% of the entire domestic United States rigs concentrated in these West Texas/New Mexico basins.

MG Cleaner’s Products and Services

Proprietary Products

Our branded products have proprietary formulations that perform in specific applications. These products include soaps, surfactants and degreasers which are environmentally friendly and sold primarily to drilling rig operators, exploration and production companies, and distribution and supply companies serving this market segment.

Our branded products have proprietary formulations that have been sold direct via our sales force and through distribution supply companies for over ten years. Miracle Blue™, a powerful degreaser, Luma Brite™, an aluminum brightener and descaler, and Wicked Green™, an enviro-friendly emulsifier used in oil remediation jobs that is bio-degradable, are some of the Company’s top selling products. In total, we currently offer 14 branded and proprietary products used by industry leading drilling contractors in the domestic United States including Nabors, UTI-Patterson, Helmrich & Payne and Cactus Drilling. MG’s products are sold throughout Texas using direct sales employees in the East Texas market (based in Carthage, Texas) and in the West Texas market (based in Odessa, Texas) with distributors/suppliers handling other areas.

Service Crews

MG’s service crews consist of Company employees who perform drilling rig wash and mechanical repair services for drilling rig operator customers. MG’s rig wash crews typically consist of four employees using company equipment that clean a drilling rig prior to its transport to another location. Mechanic crews generate service revenues by performing onsite repairs of centrifugal pumps, mud agitators and related equipment. MG’s mechanic service crews also operate at MG’s East and West Texas facilities for non-time critical jobs.

In other examples, customers prefer to outsource cleaning and repair services where our service crews become strategic to MG’s business solving customer problems and using our products during service.

Equipment and Parts Sales

Other customers prefer to purchase equipment and perform their own maintenance on their equipment, using a variety of our cleaning products. Through long-standing relationships with manufacturers, we sell equipment and related parts to our customers which strategically promote our future product sales. We currently offer a full line of industrial and oilfield pressure washers along with compressors, heaters, water pumps and combination units. We also sell spare parts to customers who have purchased equipment, which include pressure washer water guns, hoses and fittings.

Rentals

Some drilling rig operators, oil company operators and other oilfield companies rent our rig wash equipment trailer units that are comprised of pressure washers, heating equipment, water containment units and related components. These rental revenues typically come in five to seven day rental cycles, and MG charges a day rate for this equipment.

MG’s customers include drilling rig operators such as Nabors, UTI-Patterson, Cactus Drilling; oil companies such as Chesapeake and Chevron; and other oilfield service companies.

Our Strategy

Continued Development of Texas business. Currently, more than half of the rigs in the domestic United States are located in Texas and adjacent New Mexico due to favorable economics in Texas’s resource basins, such as the Permian Basin and Delaware Basin, relative to other parts of the United States. We have initiated a direct sales presence in West Texas, based out of Odessa, Texas, to complement our existing distribution channels for that market area which will allow us to further penetrate that market. In West Texas, the Company has enjoyed good market penetration via distribution and supply companies. We believe that high activity levels in West Texas’s Permian and Delaware basins should allow for further growth with new direct sales. In July 2017, we hired a strategic level employee, from Odessa, Texas, experienced with many of our customers, to support and grow our presence in that market. Currently, the Company has a sales force in East Texas servicing the Haynesville Shale, Woodbine, Cotton Valley and other oil & gas resource plays in the area.

Sell New Products and Additional Services to Existing Customers. We have over 50 customers, many of which are leading companies in their field. We believe we can further monetize our relationships with our customers by bringing other products and services to them that we develop or acquire when there is a demand. As an example, on February 15, 2018, we acquired a product, formulation, trademark and brand for Rig Hands™ that aligns with our current distribution system.

Acquire Complementary Oilfield Service Companies. Our management team has prior experience acquiring owner/operated companies in oilfield. The Company believes this acquisition strategy can be an attractive way to grow more quickly than organic growth alone allows. In our experience, operating companies that want to be acquired often have complementary and many times non-overlapping customers that could have a positive strategic impact to our future.

Maintaining High Quality Service. Our success and history has been built on a reputation of high-quality service. We try to ingrain this philosophy in our Company culture and employee attitudes. The oilfield service business is demanding, and keeping a 24/7 service policy is a priority that we intend to continue to focus on and maintain.

Leverage Access to Public Company Markets. We believe that the public capital markets can facilitate funding access for our long-term growth initiatives, including making strategic acquisitions, however, there can be no assurance that we will identify acquisition targets or if we do identify acquisition targets that we will be able to acquire them on terms acceptable to us. Additionally, there can be no assurance that we will be able to access the public capital markets to facilitate funding for our long-term growth initiatives, or if funding is available that it will be on terms acceptable to us.

Sales. The Company’s sales plan includes continuing to support its East Texas direct sales presence and establishing a direct sales force in West Texas to complement the distribution and supply channels already present in that area. This will be led by a recently hired strategic employee who has a significant number of customer and sales contacts. We also have meaningful sales through distributors and supply firms that benefit from their customers’ requests for our products. Any demand for the Company’s products outside the state of Texas are typically fulfilled through a distribution supply channel.

Manufacturing. The Company manufacturers its products in its facility in Carthage, Texas. Raw materials are procured by the Company and the proprietary formulas for our brands are utilized throughout the process. Mixing tanks and other process equipment are used to make the products. The final product is then stored in large gravity-fed containers onsite or in transportation quantities such as totes or gallons. Third party shipping and distribution companies are currently utilized for certain shipments of product to West Texas. We may install manufacturing capabilities in our Odessa, Texas facility as activity increases in that market area.

Marketing Plan. The Company’s marketing plan focuses around supporting its product brands such as Miracle Blue™, Luma Brite™, and Wicked Green™, as well as supporting its direct sales force. MG participates in industry trade shows, sponsorships and community events that allow its products to be featured. Social media, including LinkedIn, is utilized to facilitate awareness and discussion groups focused around these product cleaning applications. The Company’s web site has been updated recently to create higher relevance for our target market customers and promote testimonials of our products and equipment. For our service crews, the marketing plan is to increase crew counts in West Texas market area so as to increase availability and service hours.

Market Segment Description. The Company views the oilfield services market in three principal segments: Drilling, Completions and Production. MG’s position in the market is to focus on the Drilling segment. In our opinion, the Drilling market is very elastic resulting in its segment being the first to recover on industry up-cycles.

Market Activity. In any given unconventional well typically drilled in Texas, the completion and fracturing costs can be two to three times the cost of drilling. Therefore, a trend has developed over recent years referred to as "fraclog”, illustrating the number of Drilled Uncompleted Wells (DUCs). According to the United States Energy Information Administration (EIA), DUC’s total more than 7,600 in the domestic US in January 2018. As industry economics improve, the Company believes that the Completions market segment could become more attractive. Today, however, MG believes the Drilling market segment is where we should focus our resources and attention. The Production market segment has been relatively steady, compared to Drilling and Completion, as wells already online which are maintaining positive economics can support operations and continued production.

The Company currently believes the price of oil and gas may stay at present levels for several years therefore, we believe our focus and positioning on the drilling market segment is critical to the Company’s future profitability.

Management. The Company’s Chief Executive Officer, Matthew Flemming, is located in Houston, Texas. Mr. Flemming was the CEO of HII Technologies (“HII”) when it was a small public company with approximately $300,000 in cash, no debt and plans to enter the oilfield services business through an initial platform acquisition. HII had no revenues prior to its first acquisition in September 2012, when it acquired AES Water Solutions for approximately $2.3 million in cash, a seller note and stock. Following this initial acquisition, HII completed two more acquisitions as well as two additional subsidiary startups in the power and safety segments of the oilfield services business. By December 2014, HII’s consolidated revenues had grown to $4.2 million for that month (or an annual run rate of revenues of $50 million). Falling rig counts, industry activity and oil & gas prices created an industry down-turn by 2015. In July 2015, HII’s senior lender declared HII in default of its senior credit facility, and as a result the lender did not continue to release funds to HII pursuant to the terms of the credit facility. As a result, HII was unable to continue to fund its operations or satisfy its reporting obligations with the SEC subsequent to its March 31, 2015 Form 10-Q filing. Led by its Chief Restructuring Officer, Loretta Cross, HII filed a voluntary Chapter 11 petition with the US Bankruptcy court in Houston, Texas in September 2015. On April 15, 2016, Mr. Flemming resigned as an officer and director of HII and HII emerged from bankruptcy protection. On July 13, 2016, HII’s registration was revoked by the Securities and Exchange Commission (“SEC”) pursuant to Section 12(j) of the Securities Exchange Act of 1934. The revocation of HII’s registration was the result of proceedings instituted by the SEC, which HII accepted and consented to without admitting or denying the findings of the SEC. The SEC’s findings included that HII filed a Chapter 11 petition with the Bankruptcy court and that HII failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13.

Mr. Flemming has been a CEO and CFO for more than twenty years in high growth capital intensive businesses with more than twelve years’ experience in a public company environment. He has significant relationships in the oilfield market place that help provide access to products and company acquisition targets.

Stephen Christian has been the President of MG Cleaners, LLC since October 2010, when he acquired MG Cleaners’ membership interests and will continue to have operational responsibility for MG, our wholly-owned subsidiary. Prior to MG, Stephen was employed by the largest drilling rig operator in the United States, known as Nabors Drilling, a subsidiary of Nabors Industries (NYSE:NBR), as a Rig Manager from 2004 to 2010. Over the six years he was employed by Nabors, Mr. Christian developed a strong reputation with Nabors’ employees and industry partners. He purchased MG Cleaners in 2010 and has operated the business as its President since its acquisition. The Company believes Mr. Christian’s industry relationships and reputation will continue to assist its growth.

Geographic Diversification

All of our operations are based in Texas. Most of our products and all of our service work is conducted in Texas. Our products are sold outside of Texas through several long-standing relationships with distributors.

Competition

The markets in which we operate are highly competitive. We provide services and sell our products in the State of Texas. Our competitors include many large and small oilfield service companies. In addition, the business segments in which we compete are highly fragmented. We believe that the principal competitive factors in the markets we serve are: reputation for service and technical expertise, equipment and personnel capacity, work force competency, efficiency, safety record and price. Our branded products compete against other cleaning products, surfactants and degreasers, some of which are branded retail and some industrial. Because of our dealer status with certain equipment, we do not frequently compete for equipment sales on selected items. With our service crews, we compete with the human resources that drilling rig operators and oil companies employ. These firms may have their own service personnel, in which case we may not get awarded that service job. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on safety, performance and quality of our crews, equipment and services. We seek to differentiate ourselves from our competitors by delivering the highest quality services, experienced personnel and equipment possible, coupled with superior execution and operating efficiency in a safe working environment. Many of our competitors have greater financial and personnel resources than we do.

Cyclical Nature of Industry

We operate in a highly cyclical industry. The key factor driving demand for our services is the level of drilling activity by E&P companies, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. Producers tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies and reduced prices, which in turn tend to reduce activity levels for oilfield services. For these reasons, the results of our operations may fluctuate from quarter to quarter and year to year. These fluctuations may distort comparisons of results across periods.

Dependence on One or a Few Major Customers

The Company serves several major drilling companies and independent oil & gas companies that are active in our core areas of operations.

As of December 31, 2017, two customers comprised more than 10% of our accounts receivable balance at approximately 44% and 20%, respectively. During the twelve-month period ended December 31, 2017, two customers represented more than 10% of our revenues at 34% and 18%, respectively, and no other customer represented more than 10% of our revenues during this period.

As of December 31, 2016, four customers comprised more than 10% of our accounts receivable balance at approximately 30%, 19%, 11% and 11%, respectively. Revenues from these four customers represented 23%, 12%, 7% and 6%, respectively, for the year ended December 31, 2016.

Seasonality

Weather conditions affect the demand for, and prices of, oil and natural gas and, as a result, demand for our services. Demand for oil and natural gas is typically higher in the fourth and first quarters resulting in higher prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Raw Materials

The Company purchases a wide variety of raw materials, parts and components that are made by other manufacturers and suppliers for our use. The Company is not dependent on any single source of supply for those parts, supplies or materials and we believe that such parts, supplies and materials are readily available from multiple sources. We do not foresee significant price fluctuations in our raw material costs.

Intellectual Property

We do not have any patents on our current products and do not intend to file any patents on such products. We protect our trademarks and may from time to time file for registration of those trademarks.

We currently protect our trade secrets and in-house intellectual property through contractual arrangements, including confidentiality, non-competition and non-disclosure agreements with employees, and will continue to use such contractual arrangements in the future to help protect our proprietary intellectual property.

Government Regulation

We are not currently subject to any direct regulation by any government agency, other than regulations generally applicable to businesses.

General business regulations include the packaging, labeling, distribution, advertising and sale of our chemical products, such as those we sell, are subject to regulation by one or more federal agencies, principally the Federal Trade Commission, or FTC, and to a lesser extent the Consumer Product Safety Commission.

Federal agencies, primarily the FTC, have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations,
•	issuing warning letters and cease and desist orders,
•	requiring corrective labeling or advertising,
•	requiring consumer redress, such as requiring that a company offer to repurchase products, previously sold to consumers,
•	seeking injunctive relief or product seizures,
•	imposing civil penalties, or,
•	commencing civil action and/or criminal prosecution.

In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the industry, including the imposition by federal agencies of civil penalties. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our operations.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any or all of the actions listed below, which could have a material adverse effect on our operations:

•	the reformulation of certain products to meet new standards,
•	the recall or discontinuance of certain products,
•	additional record keeping,
•	expanded documentation of the properties of certain products,
•	revised, expanded or different labeling, or
•	additional scientific substantiation.

Property

Our principal executive office is located at 710 N. Post Oak Road, Suite 400, Houston, Texas, where we lease approximately 700 square feet of office space on a month to month basis at a rate of $500 per month. We also have offices located in Carthage, Texas and Odessa, Texas. Our Carthage facility is comprised of a 2,500 square foot building and one acre of property that is leased for $2,500 per month. The Carthage lease is on a month to month basis and is used for our operations throughout East Texas. Effective July 15, 2017, we leased a facility in Midland, Texas for a three year period ending July 15, 2020 at a rate of $3,000 per month. The Midland, Texas facility is comprised of approximately 2,400 square feet of space and a shared yard with several acres of storage area used for our operations in West Texas including the Permian Basin. We terminated the Midland Texas lease effective January 2018 with mutual consent. On January 22, 2018, we entered into a two year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa, Texas providing for three lease term extensions totaling six additional years. The initial rent is $6,500 per month and increases to $8,500 per month at the seventh month of the lease. After the first year anniversary, we may cancel the lease with 30 days’ notice to our landlord. Lease extensions are at our discretion and require rent increases. The Company is responsible for the repair, maintenance and insurance of the facility.

Currently, we believe that our facilities are adequate for our present and future needs.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  We are not currently a party to any material legal proceedings.

Employees

As of December 31, 2017, we had 34 employees of whom 5 were administrative, 4 were in sales and marketing and 25 were in service or operations. In addition, we may employ independent contractors from time to time. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid day rates or hourly commensurate with the job. Employees and independent contractors are required to execute agreements with us that set forth terms of engagement and contain customary confidentiality and non-competition provisions.

Corporate Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act have been filed with the Securities and Exchange Commission (SEC). Such reports and other information that we file with the SEC are available on our website at http://www.smg-indium.com when such reports are filed with the SEC. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Matthew Flemming, SMG Industries Inc., by calling (713) 821-3153.

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

Investing in our securities involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as other information contained in this Annual Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our customers consist primarily of drilling rig operators and oil and natural gas companies. During fiscal year 2017, two of our customers accounted for approximately 52% of our total gross revenues, with one customer accounting for 34% and another accounting for 18%. No other customers exceeded 10% of revenues during 2017. During fiscal year 2016, two of our customers accounted for approximately 35% of our total gross revenues, with one customer accounting for 23% and another accounting for 12%. No other customers exceeded 10% of revenues during 2016. These customers do not have any ongoing commitment to purchase our services.  While additional customers have been sourced since December 31, 2016, significant customer concentration still exists.  The loss of or a sustained decrease in demand by these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.  In addition, should these large customers default in their obligations to pay, our results of operations and cash flows could be adversely affected.

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which has suffered significant negative price volatility since July 2014, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Major declines in oil and natural gas prices from July 2014 (when WTI prices were at approximately $100 per barrel) through 2015 resulted in substantial declines in capital spending and drilling programs across the industry in which we operate. As a result of the declines in oil and natural gas prices, most exploration and production companies shut down or substantially reduced drilling programs. Any significant decline in oil and natural gas prices or a significant decline in the North American rig count could have a material adverse effect on our business.

Industry conditions and specifically the market price for crude oil and natural gas are influenced by numerous domestic and global factors over which the Company has no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, weather conditions, political instability in oil and natural gas producing countries, and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry and the consequent impact on commodity prices as well as exploration and production activity could adversely impact the level of drilling and activity by some of our customers. Where declining prices lead to reduced exploration and development activities in the Company’s market areas, the reduction in exploration and development activities also may have a negative long-term impact on the Company’s business. Continued decline in oil and natural gas prices may result in increased pressure from our customers to make pricing concessions in the future and may impact our borrowing arrangements with our principal bank.

There has also been significant political pressures for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. These activities may make oil and gas investment and production less attractive.

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for drilling services. Oil and gas prices, as well as demand for the Company’s services, also depend upon other factors that are beyond the Company’s control, including the following:

•	Supply and demand for crude oil and natural gas,
•	political pressures against crude oil and natural gas exploration and production,
•	cost of exploring for, producing, and delivering oil and natural gas,
•	expectations regarding future energy prices,
•	advancements in exploration and development technology,
•	adoption or repeal of laws regulating oil and gas production in the U.S.,
•	imposition or lifting of economic sanctions against foreign companies,
•	weather conditions,
•	rate of discovery of new oil and natural gas reserves,
•	tax policy regarding the oil and gas industry,
•	development and use of alternative energy sources, and,
•	the ability of oil and gas companies to generate funds or otherwise obtain external capital for projects and production operations.

Ongoing volatility and uncertainty in the domestic and global economic and political environments have caused the oilfield services industry to experience volatility in terms of demand. While our management is generally optimistic for the continuing development of the onshore North American oil and gas industry, there are a number of political and economic pressures negatively impacting the economics of continuing production from some existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. These cuts in spending will continue to curtail drilling programs as well as discretionary spending on well services, and will continue to result in a reduction in the demand for the Company’s services, the rates and equipment utilization can be charged. In addition, certain of the Company’s customers could become unable to pay their suppliers, including the Company. Any of these conditions or events could adversely affect our operating results.

New cleaning technologies and products may render our products and services obsolete.

As technology continues to develop, our clients and our competitors may develop or discover new cleaning technologies that are superior to, or more cost effective than, the cleaning products and services we provide. In the event that any such technologies are developed, and we are unable to adapt to such new products or services, our business could be materially adversely effected.

We are dependent on third-parties to procure the chemicals required to manufacture our products.

We do not manufacture the chemicals that are required to manufacture our products and we rely on third-parties to supply such chemical products to us. In the event that there is a shortage in the supply of chemicals that are required to manufacture our products and we are unable to acquire any such chemicals from another source, our sales and results of operations will be materially adversely effected.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

Our success is largely dependent on the skills, experience and efforts of our people.  We currently depend on the continued services and performance of the key members of our management team, including Matthew Flemming, our Chief Executive Officer, and Stephen Christian, President of MG Cleaners, LLC, our operating subsidiary. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

We operate in a highly competitive environment. We expect competition to intensify in the future. We compete on the basis of our brands and branding, customer service, quality and price. There can be no assurance that we will be able to compete successfully with other companies. Thus, revenues could be reduced due to aggressive pricing pursued by competitors.  Many of our competitors are entities that are more established, larger and have greater financial and personnel resources than we do.  If we do not compete successfully, our business and results of operations will be materially adversely affected.

The line of credit with Crestmark Bank contains restrictive covenants which limit management’s discretion to operate MG’s business and is secured by all of MG’s assets.

In order to obtain the line of credit from Crestmark Bank, MG, our wholly-owned subsidiary, agreed to certain covenants that place certain restrictions on MG, among other things, MG’s ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of MG’s assets.  Any failure to comply with the covenants included in the Crestmark Bank loan agreements could result in an event of default, which could trigger an acceleration of the related debt.  If MG were unable to repay the debt upon any such acceleration, Crestmark Bank could seek to foreclose on MG’s assets in an effort to seek repayment under the loans.  If Crestmark Bank were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

The interest rate on a significant portion of our indebtedness varies with the market rate of interest.  An increase in the prime interest rate could have a material adverse effect on our interest expense and our results of operations.

The interest on the line of credit and term loan from Crestmark Bank is payable monthly and is at a rate per annum equal to the prime rate plus 7.50%, per annum (provided that at no time shall be less than 11.5%). The interest under the Crestmark Credit Facility will fluctuate over time, and if the prime rate significantly increases, our interest expense will increase.  This could have a material adverse effect on our results of operations.

We may need additional financing to further our business plans.

We may require additional funds to finance our business development projects.  We may not be successful in raising additional financing as and when needed. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected.

We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

Our business strategy includes growth through the acquisitions of other businesses in the areas of drilling, completions or production business segments.  We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified.  There is always the possibility that even if there is success in integrating our current or future acquisitions into the existing operations, we may not derive the benefits, such as administrative or operational synergy or earnings obtained, that were expected from such acquisitions, which may result in the commitment of capital resources without the expected returns on the capital.  The competition for acquisition opportunities may increase which in turn would increase our cost of making further acquisitions or causing us to curb our activities of making additional acquisitions.

In pursuing our business strategy, from time to time we evaluate targets and enter into agreements regarding possible acquisitions, divestitures and joint ventures. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete transactions and manage post-closing matters such as the integration of acquired businesses. Our due diligence reviews are subject to the completeness and accuracy of disclosures made by third parties. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities.

The risks associated with our future acquisitions also include the following:

•	the business culture of the acquired business may not match well with our culture,
•	we may fail to retain, motivate and integrate key management and other employees of the acquired business,
•	we may experience problems in retaining customers and integrating customer bases, and
•	we may experience complexities associated with managing the combined businesses and consolidating multiple physical locations.

We believe that we have sufficient resources to integrate these acquisitions successfully, such integration involves a number of significant risks, including management’s diversion of attention and resources.  There can be no assurance as to the extent to which the anticipated benefits of these acquisitions will be realized, if at all, or that significant time and cost beyond that anticipated will not be required with the integration of new acquisitions to the existing business.  If we are unable to accomplish the integration and management successfully, or achieve a substantial portion of the anticipated benefits of these acquisitions within the time frames anticipated by management and within budget, it could have a material adverse effect on our business.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and attention. They may also delay the realization of the benefits we anticipate when we enter into a transaction.  Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

We are vulnerable to the potential difficulties associated with rapid growth

We believe that our future success depends on our ability to manage the rapid growth that we expect to experience organically and through acquisitions.  Our anticipated growth will place additional demands and responsibilities on our management to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems.  The following could present difficulties:

•	Lack of sufficient executive level personnel,
•	Increased administrative burden,
•	Availability of suitable acquisitions,
•	Additional equipment to satisfy customer requirements, and,
•	The ability to provide focused service attention to our customers.

If we are unable to manage our expected future growth, our business could be materially adversely effected.

Compliance with climate change legislation or initiatives could negatively impact our business.

The U.S. Congress has considered legislation to mandate reductions of greenhouse gas emissions and certain states have already implemented, or may be in the process of implementing, similar legislation. Additionally, the U.S. Supreme Court has held in its decisions that carbon dioxide can be regulated as an “air pollutant” under the Clean Air Act, which could result in future regulations even if the U.S. Congress does not adopt new legislation regarding emissions. At this time, it is not possible to predict how legislation or new federal or state government mandates regarding the emission of greenhouse gases could impact our business; however, any such future laws or regulations could require us or our customers to devote potentially material amounts of capital or other resources in order to comply with such regulations. These expenditures could have a material adverse impact on our financial condition, results of operations, or cash flows.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Market conditions have prompted these organizations to issue new guidance that further interprets or seeks to revise accounting pronouncements related to various transactions as well as to issue new guidance expanding disclosures. An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which our suppliers may be located could adversely affect our operations and financial performance. Natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our offices and disrupt our ability to deliver our products and services. Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

Failure to obtain and retain skilled technical personnel could impede our operations.

We require skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases. In periods of high utilization it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires and oil spills. These conditions can cause:

•	Personal injury or loss of life,

•	Damage to or destruction of property, equipment and the environment, and

•	Suspension of operations by our customers.

The Company maintains insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at reasonable rates. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits. The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Securities

There is a limited trading market for our shares.  You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC Pink Market, an inter-dealer automated quotation system for equity securities.  During the thirty days preceding filing of this report, the average daily trading volume of our common stock was approximately 1,000 shares traded per day, on average, and currently is thinly traded.  As of March 31, 2018, we had 65   record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934.  In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

Our Officers, Directors and significant shareholders collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our Officers, Directors and significant shareholders are collectively the beneficial owners of approximately 56.7% of the outstanding shares of our common stock as of the date of this report.  As long as our Officers, Directors and significant shareholders collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our Officers, Directors and significant shareholders.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our Officers, Directors and significant shareholders have significant influence over our company, the price of our common stock could be materially depressed.  The Officers, Directors and significant shareholders will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of Directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 25,000,000 shares of common stock and up to 1,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 1,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Our stock price is volatile.

The trading price of our common stock has been and continues to be subject to fluctuations.  The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors.  Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business,
•	relatively low price per share,
•	relatively low public float,
•	variations in quarterly operating results,
•	general trends in the industries in which we do business,
•	the number of holders of our common stock, and,
•	the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

There are limitations in connection with the availability of quotes and order information on the OTC Markets.

Trades and quotations on the OTC Markets involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTC Markets.

Electronic processing of orders is not available for securities traded on the OTC Marketplace and high order volume and communication risks may prevent or delay the execution of one's OTC Marketplace trading orders.  This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock.  Heavy market volume may lead to a delay in the processing of OTC Marketplace security orders for shares of our common stock, due to the manual nature of the market.  Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

There is a risk of market fraud on the OTC Marketplace.

OTC Marketplace securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC Pink Market reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed.  Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Markets.

Orders for OTC Pink Market securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets.  Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not be able to sell its shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTC Markets if the stock must be sold immediately.  Further, purchasers of shares of our Common Stock may incur an immediate "paper" loss due to the price spread.  Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our Common Stock on the OTC Markets.  Due to the foregoing, demand for shares of our Common Stock on the OTC Markets may be decreased or eliminated.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located at 710 N. Post Oak Road, Suite 400, Houston, Texas, where we lease approximately 700 square feet of office space on a month to month basis at a rate of $500 per month. We also have offices located in Carthage, Texas and Odessa, Texas. Our Carthage facility is comprised of a 2,500 square foot building and one acre of property that is leased for $2,500 per month. The Carthage lease is on a month to month basis and is used for our operations throughout East Texas. Effective July 15, 2017, we leased a facility in Midland, Texas for a three year period ending July 15, 2020 at a rate of $3,000 per month. The Midland, Texas facility is comprised of approximately 2,400 square feet of space and a shared yard with several acres of storage area used for our operations in West Texas including the Permian Basin. We terminated the Midland, Texas lease effective January 2018 with mutual consent. On January 22, 2018, we entered into a two year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa, Texas providing for three lease term extensions totaling six additional years. The initial rent is $6,500 per month and increases to $8,500 per month at the seventh month of the lease. After the first year anniversary, we may cancel the lease with 30 days’ notice to the landlord. Lease extensions are at our discretion and require rent increases. The Company is responsible for the repair, maintenance and insurance of the facility.

Currently, we believe that our facilities are adequate for our present and future needs.

Item 3.	Legal Proceedings

There are no legal proceedings currently pending or, to our knowledge, threatened against us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the OTCQB Marketplace operated by OTC Market Group, Inc. under the symbol “SMGI”. Prior to October 24, 2017, our common stock was quoted on the Pink Open Market. Our warrants (which expired in May 2016) were quoted on the OTCQB Marketplace under the symbol “SMGIW”. The following table sets forth the high and low closing prices for our common stock and warrants, as reported.

Quarterly Price Ranges

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
March 31, 2017	$0.35	$0.25	n/a	n/a
June 30, 2017	$0.26	$0.16	n/a	n/a
September 30, 2017	$0.55	$0.20	n/a	n/a
December 31, 2017	$0.80	$0.27	n/a	n/a

March 31, 2016	$0.17	$0.20	$0.0041	$0.004
June 30, 2016	$0.20	$0.23	n/a	n/a
September 30, 2016	$0.25	$0.25	n/a	n/a
December 31, 2016	$0.30	$0.16	n/a	n/a

As of March 29, 2018, the closing sales price of our common stock on the OTCQB was $0.90. As of March 31, 2018, there were approximately 65 stockholders of record of our common stock.

* As published on Bloomberg L.P.

n/a - not applicable. The warrants expired in May 2016.

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

Overview

We were incorporated under the laws of the State of Delaware on January 7, 2008. From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, at such time we were no longer in the business of purchasing and selling indium. In December 2015, our Board of Directors approved a cash distribution to our stockholders in the amount of $1.75 per share (or approximately $3.05 million). The distribution was classified as a return of capital for tax purposes. The aggregate cash distribution was recorded against additional paid in capital for accounting purposes. During the third quarter of 2015, our Board of Directors approved a program to repurchase up to $650,000 worth of our shares of common stock. In connection therewith, we repurchased 139,070 shares of our common stock in September 2015 for approximately $200,000, or $1.40 per share. After completion of the share repurchase program and immediately prior to the Acquisition, we had 1,744,569 shares issued and outstanding.

On September 19, 2017, we entered into an exchange agreement with all of the members of MG Cleaners, LLC (“MG”) pursuant to which we acquired one hundred percent of the issued and outstanding membership interests of MG (“MG Membership Interests”) pursuant to which MG became our wholly-owned subsidiary. In connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash ($250,000 in cash at closing) to the MG Members.

As a result of our acquisition of MG, we are now an emerging growth oilfield service company focused on the drilling rig operator market segment in the domestic United States pursuant to which we offer the following products and services: (i) product sales for the oilfield industry focused on drilling rig wash, oilfield cleaning, industrial cleaning, fleet and equipment cleaning; (ii) equipment sales for the oilfield industry including, industrial pressure washers; (iii) parts sales for our installed base on equipment, including water guns, hoses and fittings, and (iv) service crews for the oilfield industry related to cleaning and repairing drilling rigs on location.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We will implement the new standard using the modified retrospective approach effective January 1, 2018.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements within any accounting period presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, ”Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2017-17”) to simplify the presentation of deferred income taxes.  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company has adopted the provisions of Update 2016-15 and determined that there is no impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU are intended to provide guidance on the responsibility of reporting entity management.  Specifically, this ASU provides guidance of management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures.  Although the presumption that a reporting entity will continue to operate as a going concern is fundamental to the preparation of financial statements, prior to the issuance of this ASU, there was no guidance in U.S. generally accepted accounting principles (U.S. GAAP) related to the concept.  Due to the lack of guidance in U.S. GAAP, practitioners and their clients often faced challenges in determining whether, when, and how a reporting entity should disclose the relevant information in its financial statements. As a result, the FASB issued this guidance to require management evaluation and potential financial statement disclosures.  This ASU will be effective for financial statements with periods ending after December 15, 2016.  The Company adopted the ASU during the year and performed going concern evaluations for its 2017 fiscal year-end financial statements.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Sales for the year ended December 31, 2017 increased to $2,465,897  or approximately 54%, from $1,603,395 for the year ended December 31, 2016. The increase in revenue during the year ended 2017 is primarily attributable to the domestic drilling rig count increasing in the markets that we operate resulting in increased customer activity compared to the year ended 2016. We established a physical presence in West Texas during mid 2017 which contributed to our growth.

During the year ended December 31, 2017, cost of sales increased to $1,445,910, or approximately 58.6% of sales, compared to $939,780, or 58.6% of sales, for the comparable 2016 period. The slight decrease in cost of sales as a percentage of sales in 2017 was primarily attributable to lower materials and supplies expense, lower equipment rental costs, repairs and maintenance, partially offset by higher wages and contract labor costs.

Selling, general and administrative expenses for the year ended December 31, 2017 increased to $977,174, or approximately 39.6% of revenues, an increase from $363,584 or 22.7% of revenues for the year ended December 31, 2016. This increase in selling, general and administrative expenses in 2017 was primarily due to increased professional fees associated with the acquisition of MG Cleaners and its result in public company reporting status, increased wage expense, higher employee count, higher lease expense associated with establishing a presence in West Texas.

Stock based compensation expense was $211,320  in 2017 compared to no expense for the same period in 2016. The 2017 stock based expense was in connection with the acquisition of MG Cleaners in September 2017.

The impairment expense in 2017 of $27,366 was from the recognition of fair value of assets held for sale that were reclassified from fixed assets during the period. The impairment expense in 2016 was $24,905 for an inventory write down in the period.

There was bad debt recovery of an expense in 2017 of $10,439,  as compared to a bad debt expense of $55,872 in 2016 resulting from a customer filing for bankruptcy protection, resulting in our entire accounts receivable with that customer being charged off.

The acquisition costs in 2017 were $378,807 which resulted from the Company’s acquisition of MG Cleaners on September 19, 2017. There was no comparable cost in 2016.

The gain on settlement of accrued liability in 2017 of $7,118 resulted from the settlement of a liability from an obsolete vendor during the period. The gain on settlement of accrued liability in 2016 of $10,971 resulted from the settlement of a liability for inventory purchases payable in the period.

Interest expense, net, increased to $155,484 during the year ended December 31, 2017 from $52,603 for the comparable 2016 period.

The Net Loss for the year ended December 31, 2017 was $731,080  as compared to a Net Income of $178,015 for the year ended December 31, 2016. Our Net Loss in 2017 was primarily attributable to transaction costs of the MG Cleaners acquisition, public company expenses, higher professional fees, higher wages from an increase in employees, and an increase in general and administrative expenses as compared to 2016. We plan to address our Net Loss with a goal to achieve profitability in 2018 by increasing sales, covering more costs within cost of sales, improving gross margins with better sales mix with higher margin service revenues, reducing general and administrative costs of professional fees.

Liquidity and Capital Resources

As of December 31, 2017, our total assets were $855,413   comprised of $85,570  in cash, $441,359  in trade receivables, $142,053 in inventories, $42,300 in assets held for sale, $25,352  in prepaid expenses and $118,779  in net, property and equipment. This is an increase in total assets of $311,494  over December 31, 2016. Our working capital as of December 31, 2017 was a negative $442,542, compared to a negative working capital of $347,980 as of December 31, 2016.

During the year ended December 31, 2017, we had cash used in operating activities of $416,656 compared to $219,668 of cash provided by operating activities for the year ended December 31, 2016. Our net cash used in operating activities for the year ended December 31, 2017 resulted primarily from our net loss, our reduction in accounts receivable of $144,996 and inventory of $131,105, and accrued expenses of $86,215, which amounts were offset by depreciation of $72,161, amortization of deferred financing costs of $63,482, stock based compensation of $211,320, impairment loss of $27,366, prepaid expenses of $24,959, and increases in accounts payable of $230,951. By comparison, we had net cash provided by operating activities of $219,668 for the year ended December 31, 2016.

During the year ended December 31, 2017, we used $17,083  of cash in investing activities of which $38,248 was used for the purchase of property and equipment, offset partially by cash received in the reverse acquisition of $21,164. By comparison, we used $5,200 of cash in investing activities net cash paid for the purchase of property and equipment in the year ended December 31, 2016.

We had net cash provided in financing activities of $496,848 in the year ended December 31, 2017 as compared to a negative $192,400 of net cash used in financing activities for year ended December 31, 2016. Our net cash provided by financing activities for the year ended December 31, 2017 resulted primarily from proceeds from secured line of credit of $181,734, proceeds from notes payable of $346,150, proceeds from member contributions of $110,081, and proceeds of sales of common stock of $348,000 partially offset by payments of notes payable of $299,780  and payments for member distributions of $192,507.

Our net increase in cash for the year ended December 31, 2017 was $63,109  as compared to a net increase of $22,068 in the year ended December 31, 2016.

Our cash flows from operations and our available capital including the new line of credit of $1 million obtained in May 2017 are presently sufficient to sustain our current level of operations for the next 12 months. However, we may require up to an additional $1 million to expand and market our business in active areas of Texas. Of this amount, currently we believe we will require $200,000 in capital expenditures for additional trailer units and equipment used by our service crews and for rental purposes, $50,000 to increase inventory in our facility in West Texas and $25,000 in sales and marketing expenses associated with our growth plans. We may pursue capital from a combination of capital sources, including debt and equity financings. Failure to secure these additional funds will result in a less aggressive growth plan. We plan to improve our cash flows provided in operating activities by focusing on increasing sales, reducing professional fees as some were one-time reverse acquisition charges, and reducing product transportation costs by locally manufacturing in West Texas, complementing our current East Texas manufacturing base.

Historically, we have funded our capital expenditures internally through cash flow, leasing and financing arrangements. We intend to continue to fund future capital expenditures through cash flow, as well as through capital available to us pursuant to our line of credit, capital from the sale of our equity securities and through commercial leasing and financing programs.

On May 31, 2017, MG entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for MG to have access to the lesser of (i) $1 million or (ii) 85% of the net amount of eligible receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of MG’s accounts receivable to Crestmark Bank and is secured by MG’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%.  Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. Pursuant to the terms of the financing facility, Crestmark has been granted a security interest in all of our assets and the assets of MG and we have agreed to guaranty all amounts due under the facility upon an event of default, however, the guaranty does not restrict the Company’s ability to incur debt in connection with its operations.

Pursuant to the terms of the financing facility, MG is not allowed to incur additional indebtedness, to create liens or other encumbrances, or to sell or otherwise dispose of MG’s assets, without the prior written consent of Crestmark. The Crestmark facility does not restrict the Company’s ability to finance its operations through the sale of its equity securities.

On October 15, 2010, the former managing member of MG Cleaners, Stephen Christian, purchased MG Cleaners from the previous membership interest owners (“Original MG Sellers”). In connection with that transaction, a $450,000 seller note was issued to the sellers. The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by MG, which property is no longer occupied. The balance of this note at December 31, 2017 was $228,947. On September 19, 2017, Stephen Christian and the Original MG Sellers amended the note, whereby the membership interests of MG Cleaners LLC were removed as security for the loan. Additionally, on September 19, 2017, the Company entered into a guaranty agreement with the Original MG Sellers with respect to the repayment of the note. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations.

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

On April 7, 2017 MG received $100,000 in return for an assignment and transfer to Capital Stack LLC of a specified percentage of the proceeds of each future sale made by MG, collectively “Future Receipts” until MG has received the purchased amount of $143,000. Pursuant to the terms of the Capital Stack agreement, MG cannot sell any portion of its future sales that have previously been sold to Capital Stack, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Capital Stack will be made in October 2017, at which point the Capital Stack agreement shall terminate by its terms.

On August 10, 2017 MG received $51,150 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each future sale made by MG, collectively “Future Receipts” until MG has received the purchased amount of $67,100. Pursuant to the terms of the Libertas agreement, MG cannot sell any portion of its future sales that have previously been sold to Libertas, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Libertas will be made in November 2017, at which point the Libertas agreement shall terminate by its terms

On August 14, 2017, MG refinanced a note dated January 27, 2017 with First State Bank and Trust for $66,348. The unsecured note bears an interest rate of 7.25% per annum, has 47 monthly payments of $1,400, with a balloon payment of $12,086 at maturity on August 1, 2021. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations.

On December 18, 2017 MG received $195,000 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each future sale made by MG, collectively “Future Receipts” until MG has received the purchased amount of $278,000. Pursuant to the terms of the Libertas agreement, MG cannot sell any portion of its future sales that have previously been sold to Libertas, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Libertas will be made in October 2018, at which point the Libertas agreement shall terminate by its terms.

From September 2017 through December 31, 2017, we sold an aggregate of 1,740,000 restricted common stock to accredited investors in a private placement for aggregate cash proceeds of $348,000.

During the first quarter of 2018, we sold an aggregate of 1,140,000 restricted common stock to accredited investors for aggregate cash proceeds of $228,000.

Critical Accounting Policies

The acquisition of MG Cleaners LLC by SMG Industries Inc. (formerly SMG Indium Resources Ltd.) on September 19, 2017, was accounted for as a reverse acquisition with MG Cleaners as the acquirer of SMG Industries for accounting purposes. The financial statements presented in this Annual Report on Form 10-K are presented as a continuation of the operations of MG Cleaners LLC with one adjustment to retroactively adjust the membership interests of MG Cleaners LLC to reflect the legal capital of SMG Industries prior to the September 19, 2017 acquisition, and one adjustment to eliminate the accumulated deficit of SMGI in accordance with the recapitalization of MG.

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

Revenue Recognition

The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes sales when products are delivered or services rendered to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related equipment. Shipping terms are generally FOB destination, and title passes to the customer at the time and place of delivery or purchase by customers at a retail location. The company does no consignment sales. The customer has no cancellation privileges after shipment or upon purchase at our locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s locations are recognized at the time of sale.

Revenue received from online sales are recognized when products are delivered to the customer.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of products or equipment from MG’s facilities to customers are recorded in cost of sales.

Concentrations

The Company sells direct to drilling rig operators, oilfield service companies, Oil and Gas operating companies, distributors and suppliers and performs ongoing credit evaluations of trade receivables due from customers. Generally, the Company does not require collateral for terms. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 45-60 days after an invoice date, unless special payment terms are provided. Based on this analysis, the Company recorded an allowance for doubtful accounts of $10,695   and $21,134 at December 31, 2017 and 2016, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. During fiscal year 2017, two of our customers accounted for approximately 52% of our total gross revenues, with one customer accounting for 34% and another accounting for 18%. No other customers exceeded 10% of revenues during 2017. During fiscal year 2016, two of our customers accounted for approximately 35% of our total gross revenues, with one customer accounting for 23% and another accounting for 12%. No other customers exceeded 10% of revenues during 2016. Two customers accounted for more than 64% of accounts receivable at December 31, 2017, and three customers accounted for more than 62% of accounts receivable at December 31, 2016. No other customers exceeded 10% of accounts receivable as of December 31, 2017 and 2016. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

Five vendors accounted for more than 60%  of accounts payable at December 31, 2017, and three vendors accounted for more than 36% of accounts payable at December 31, 2016. No other vendors exceeded 10% of accounts payable at December 31, 2017 and 2016.

The Company maintains demand deposits with commercial banks. At times, certain balances held within these accounts may not be fully guaranteed or insured by the U.S. federal government. The uninsured portion of cash are backed solely by the assets of the underlying institution. As such, the failure of an underlying institution could result in financial loss to the Company.

Inventories

Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or market, using the first in, first out method to determine the cost. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower, which resulted in impairment loss recognized of $0 in 2017 and $24,905 in 2016.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $15,327 and $11,407 for the years ended December 31, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

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

Effective as of September 19, 2017, the Company dismissed Cohn Reznick LLP (“Cohn”) as its independent registered public accounting firm. The decision was approved by the Company’s Board of Directors effective September 19, 2017.

The reports of Cohn on the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles. During the Company’s fiscal years ended December 31 2016 and 2015, and the subsequent period through the date of this report, there were (i) no disagreements with Cohn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cohn would have caused Cohn to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Effective as of September 19, 2017, the Company engaged Malone Bailey, LLP (“Malone”) as the Company’s new independent registered public accounting firm. The appointment of Malone was approved by the Company’s Board of Directors effective September 19, 2017. During the fiscal years ended December 31, 2016 and 2015, and the subsequent interim period through September 19, 2017, neither the Company nor anyone acting on its behalf consulted with Malone regarding either (1) the application of accounting principles to any specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Malone provide written or oral advice to the Company that Malone concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at December 31, 2017, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Interim Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive and Interim Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. The lack of separation of duties between the Chief Executive Officer and the Interim Chief Financial Officer, being the same person, along with the lack of personnel between processes provided two material weaknesses in the effectiveness of our controls.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the Company’s internal controls over financial reporting by our registered public accounting firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following table sets forth the names of our Executive Officers and Directors as of the date of this Annual Report. Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Matthew C. Flemming	49	Chief Executive Officer, Interim Chief Financial Officer and Chairman
John P. Boylan	51	Director
Steven E. Paulson	54	Director
Michael A. Gilbert II	43	Director

Mr. Flemming has served as our Chief Executive Officer and Chairman of the Board of Directors since the completion of our acquisition of MG on September 19, 2017, and since March 19, 2018 has served as our interim Chief Financial Officer. Prior thereto, Mr. Flemming was the Chief Executive Officer of MG Cleaners since June 2017. Previous to that, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. HII Technologies was a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. During his tenure at HII, the Company acquired three frac water management companies and started up two other operating subsidiaries driving monthly revenues from nil in August 2012 to $4.2 million by its peak in December 2014. In 2015, HII experienced significantly reduced customer activity and oil & gas pricing levels creating an industry down-turn pressuring its covenants with its debt with its senior lenders. In July 2015, HII’s senior lender declared HII in default of its senior credit facility and as a result the lender did not continue to release funds pursuant to the terms of the credit facility. As a result, HII was unable to continue to fund its operations or satisfy its reporting obligations with the SEC subsequent to its March 31, 2015 Form 10-Q filing. On September 18, 2015, HII Technologies filed voluntary petitions for reorganization under Chapter 11 of Title 111 of the U.S. Code in the United States Bankruptcy Court for the Southern District of Texas Victorian Division. On April 15, 2016, Mr. Flemming resigned as an officer and director of HII and the bankruptcy court entered an order confirming HII Technologies’ Plan of Reorganization. This plan became effective on May 20, 2016. On July 13, 2016, HII’s registration was revoked by the Securities and Exchange Commission (“SEC”) pursuant to Section 12(j) of the Securities Exchange Act of 1934. The revocation of HII’s registration was the result of proceedings instituted by the SEC, which HII accepted and consented to without admitting or denying the findings of the SEC. The SEC’s findings included that HII filed a Chapter 11 petition with the Bankruptcy court and that HII failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13.

Prior thereto, from 2009 to 2011, Mr. Flemming was Chief Financial Officer of Hemiwedge Industries Inc. a proprietary valve technology company with oilfield applications that was sold in 2011. From 2005 to 2009, Mr. Flemming was Chief Financial Officer of Shumate Industries, Inc., an oilfield manufacturing company and successor of Excalibur. Previous to that, from 2001 to 2005, Mr. Flemming was Chief Financial Officer of Excalibur Industries, Inc. an industrial and energy related manufacturer and fabrication company. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held technology company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held national specialty products company that he founded.  Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston.

Mr. Boylan has served as a Director of the Company since the completion of our acquisition of MG. Mr. Boylan has served as the Chairman, Chief Executive Officer and President of Houston American Energy Corp. (NYSE MKT: HUSA) since April 2015 and served as a director of that company since 2006. Since 2008, Mr. Boylan has owned and operated EJC Ventures, LP, a financial and management consulting firm providing executive and financial management, asset management, corporate finance, risk management, complex financial reporting, crisis management, turnaround services and pre- and post-bankruptcy management services to the oil and gas industry. Mr. Boylan has served as interim chief executive officer, interim chief financial officer and in other interim management roles with private and publicly traded oil and gas companies, including operators in pre- and post-bankruptcy. Mr. Boylan holds a BBA with a major in Accounting from the University of Texas and an MBA with majors in Finance, Economics and International Business from New York University. Mr. Boylan is a licensed CPA in the State of Texas.

Mr. Paulson has served as a Director of the Company since the completion of our acquisition of MG. Mr. Paulson has been a director of TOR Minerals International Inc. (“TOR Minerals”) since 2008. TOR Minerals is a global producer of high performance, specialty mineral products focused on product innovation and technical support. Mr. Paulson has served as the President and Chief Executive Officer of Contech Control Services, an electrical and automation engineering/design services and construction firm since December 2014. Previously, Mr. Paulson served as President and Director of The Automation Group, or TAG, a national engineering firm focused in process automation, from 1996 until its sale to Emerson Electric in December 2007. Following the sale, he continued to serve as a consultant to Emerson and TAG until November 2012. Mr. Paulson received his Bachelors of Science in Electrical Engineering from Texas A&M University.

Mr. Gilbert has served as a Director of the Company since the completion of our acquisition of MG. Mr. Gilbert is the co-founder and has been the Managing Partner of Sable Power and Gas LLC (“Sable”), an energy management services and advisory company since 2008. Prior to co-founding Sable, Mr. Gilbert was Senior Director of Gexa Energy, a retail electricity provider for residential and commercial customers from 2006 to 2008. From 2001 to 2006, Mr. Gilbert served several roles in energy trading and asset management at Citibank, Citigroup Energy and Reliant Energy. Mr. Gilbert’s experience includes energy management strategy, energy trading, risk management, data management, wholesale origination and structuring power and gas contracts for firm clients. Mr. Gilbert holds a Bachelor of Science degree from Texas A&M University.

Director Independence and Qualifications

The Board of Directors has determined that each of Messrs. Boylan, Paulson and Gilbert qualifies as an “independent director.” Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship with the Company that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be independent if:

•	the Director is, or at any time during the past three years was, an employee of the Company,

•	the Director or a family member of the Director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service),

•	a family member of the Director is, or at any time during the past three years was, an Executive Officer of the Company,

•	the director or a family member of the Director is a partner in, controlling stockholder of, or an Executive Officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions),

•	the Director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity, or,

•	the Director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

The Board believes that the qualifications of the Directors, as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as a Director of our Company. All of our directors have strong business backgrounds. The Board also believes that each of the Directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

Involvement in Certain Legal Proceedings

Except as set forth below, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences),

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or,

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated, or,

•	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

On September 18, 2015, HII Technologies, Inc., and each of its wholly-owned subsidiaries, Apache Energy Services, LLC, Aqua Handling of Texas, LLC, Hamilton Investment Group, Inc. and Sage Power Solutions, Inc. (collectively, the “Debtors’) filed voluntary petitions for reorganization under Chapter 11 of Title 111 of the U.S. Code in the United States Bankruptcy Court for the Southern District of Texas Victorian Division. On April 15, 2016, the bankruptcy court entered an order confirming the Debtors’ Plan of Reorganization and the plan became effective on May 20, 2016. Mr. Flemming, who is currently an officer and member of our Board of Directors, was an officer and director of each of the Debtors during those periods.

Family Relationships

There are no family relationships among the individuals comprising our Board of Directors, management and other key personnel.

Board Composition

Our certificate of incorporation, as amended, and bylaws provide that the authorized number of Directors may be changed only by resolution of the Board. We currently have four Directors with each Director serving a one-year term which will expire at our next annual meeting of stockholders. At each annual meeting of stockholders, the successors to the current Directors will be elected to serve until the next annual meeting following the election.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our Directors has with us, either directly or indirectly. Based on this review, the Board has determined that Messrs. Boylan, Gilbert and Paulson are “independent directors” under the NASDAQ independence standards.

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

Audit Committee.  Our Audit Committee is composed of Mr. Boylan, Mr. Gilbert and Mr. Paulson. All members of our Audit Committee are independent as defined in the NASDAQ rules. In addition, the Board of Directors has determined that Mr. Boylan satisfies the SEC’s criteria for an “audit committee financial expert.” Our Audit Committee oversees our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed periodically) and performs several functions.

The Audit Committee’s primary functions are:

•	assist the Board in monitoring the integrity of our financial statements,
•	appoint and retain the independent registered public accounting firm to conduct the annual audit and quarterly reviews of our financial statements and review the firm’s independence,
•	review the proposed scope and results of the audit and discuss required communications in connection with the audit,
•	review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered,

•	review accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff,
•	meet regularly with the independent registered public accounting firm without management present,
•	recognize and prevent prohibited non-audit services,
•	establish procedures for complaints received by us regarding accounting matters,
•	review, pass on the fairness of, and approve “related-party transactions” as required by and in conformance with the rules and regulations of NASDAQ or the SEC,
•	establish procedures for the identification of management of potential conflicts of interest, and review and approve any transactions where such potential conflicts have been identified, and,
•	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee.  Our Compensation Committee is composed of Mr. Boylan, Mr. Gilbert and Mr. Paulson. The Compensation Committee reviews its charter periodically. Our Compensation Committee’s primary functions are:

•	review and recommend the compensation arrangements for management, including the compensation for our Chief Executive Officer,
•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals,
•	approve and oversee reimbursement policies for Directors, Executive Officers and key employees,
•	administer our stock incentive plan,
•	review and discuss the compensation discussion and analysis prepared by management to be included in our annual report, proxy statement or any other applicable filings as required by the SEC, and,
•	prepare the report of the compensation committee that SEC rules require to be included in our annual meeting proxy statement.

Decisions regarding executive compensation are ultimately determined by the Board upon recommendations of the Compensation Committee, which reviews a number of factors in its decisions, including market information about the compensation of executive officers at similar-sized companies within our industry and geographic region, and recommendations from our Chief Executive Officer. The Compensation Committee may consult external compensation consultants to assist with the recommendation of executive compensation. The Compensation Committee did not utilize the services of an external compensation consultant in 2017.

Non-executive director compensation is determined by the entire Board after review and approval by the Compensation Committee.

Nominating and Governance Committee.  Our Nominating and Governance Committee is composed of Mr. Boylan, Mr. Gilbert and Mr. Paulson. The Nominating and Governance Committee has a charter, which is reviewed periodically.

Our Nominating and Governance Committee’s primary functions are:

•	identify the appropriate size, functioning and needs of and nominate members of the Board,
•	develop and recommend to the Board of Directors a set of corporate governance principles applicable to our company and review at least annually our code of conduct and ethics,
•	review and maintain oversight of matters relating to the independence of our board and committee member, in light of the independence standards of the Sarbanes-Oxley Act of 2002 and the rules of the NASDAQ Stock Market, and,
•	Oversee the evaluation of the Board and management.

The Nominating and Governance Committee recommends to the Board candidates for nomination to the Board. When considering individuals to recommend for nomination as Directors, our Nominating and Governance Committee seeks persons who possess the following characteristics: integrity, education, commitment to the Board, business judgment, relevant business experience, diversity, reputation, and high-performance standards. While the Board values a diversity of viewpoints and backgrounds, it does not have a formal policy regarding the consideration of diversity in identifying director nominees. The Nominating and Governance Committee may engage the services of third party search firms to assist in identifying and assessing the qualifications of Director candidates.

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

The Nominating and Governance Committee will consider properly and timely submitted Director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to 710 N. Post Oak Road, Suite 400, Houston, Texas 77024 Attn: Matthew Flemming. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a Director should accompany any such recommendation.

Board Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. Currently, Matthew Flemming serves as Chairman of the Board, President and Chief Executive Officer. Our Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company and other relevant factors. After considering these factors, our Board has determined that the role of Chairman of the Board, Chief Executive Officer and President, is an appropriate Board leadership structure for our company at this time.

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

Corporate Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics which is reviewed annually. The text of our Code of Conduct and Ethics, which applies to our officers and each member of our Board, is posted in the “Corporate Governance” section of our website, www.smg-indium.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website, www.smg-indium.com. A copy of our Code of Conduct and Ethics is also available in print; free of charge, upon written request to 710 N. Post Oak Road, Suite 400, Houston, Texas 77024, Attn: Matthew Flemming.

Executive Compensation

On October 1, 2017, we entered into an employment agreement with Mr. Flemming, our Chief Executive Officer and interim Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Flemming is paid an annual salary of $180,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years. In addition to Mr. Flemming’s base salary, Mr. Flemming is entitled to bonuses at the discretion of the Compensation Committee of the Board of Directors.

On September 19, 2017, we entered into a consulting agreement with Ms. Rhodes to act as our Chief Financial Officer, which she subsequently resigned from effective March 19, 2018. Pursuant to the terms of the agreement, Ms. Rhodes was paid a monthly consulting fee of $4,500. On January 15, 2018, we terminated the previous agreement and entered into a new consulting agreement. Pursuant to the terms of the agreement, Ms. Rhodes is paid a monthly consulting fee of $11,700. The initial term of the agreement was set to expire on March 31, 2018. Ms. Rhodes resigned as Chief Financial Officer on March 19, 2018.

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2017, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

In March 2015, the Company’s Chief Executive Officer and Chief Operating Officer resigned and Ailon Grushkin was named Chief Executive Officer, and subsequently resigned from such position on September 19, 2017. In March 2015, we also entered into the Consulting Agreement with Nano-Cap Advisors LLC (“Nano”) (2015 Nano Agreement). Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nano provided us with services normally provided by a Chief Executive Officer, as determined and directed by us, and provided us with office facilities. We agreed to pay Nano $90,000 during the year ended December 31, 2016 for such services. The term of the 2015 Nano Agreement continued until December 31, 2015. In January 2016, we entered into an agreement with Nano (the 2016 Nano Agreement), pursuant to which Ailon Grushkin, our sole officer at such time, would provide us with services normally provided by a Chief Executive Officer, as determined and directed by us, and provide us with office facilities, for an annual fee of $70,000. In March 2017, we agreed to pay Nano $35,000 under the terms of the 2016 Nano Agreement, as amended in March 2017.

In January 2016, we entered into a consulting agreement with Brack Advisors LLC (Brack), a company owned by Richard A Biele, one of our former Directors (Brack Agreement) that provided for the payment of $50,000 in 2016 to assist us in identifying, evaluating and negotiating strategic transactions including, but not limited to, the acquisition of a new line of business and or a reverse merger. We agreed to pay Brack $25,000 in 2017 under the Brack agreement, as amended in March 2017.

Simultaneously with the completion of the acquisition of MG Cleaners LLC, EJC Ventures LP entered into a purchase agreement to acquire 125,000 shares of our common stock at a price of $0.20 per share pursuant to the Company’s offering of its securities. Mr. John P. Boylan, one of our directors, is the control person of EJC Ventures LP.

The Board of Directors has adopted a Related Party Transaction Policy for the review of related person transactions. Under these policies and procedures, the audit committee reviews related person transactions in which we are or will be a participant to determine if they are fair and beneficial to the Company. Financial transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships in which a related person has or will have a material interest and that exceeds the lesser of: (i) $120,000, and (ii) one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, in the aggregate per year are subject to the audit committee’s review. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberation or vote requesting approval or ratification of the transaction. Transactions that are subject to the policy include any transaction, arrangement or relationship (including indebtedness or guarantees of indebtedness) in which the Company is a participant with a related person. The related person may have a direct or indirect material interest in the transaction. It is Company policy that the audit committee shall approve any related party transaction before the commencement of the transaction. However, if the transaction is not identified before commencement, it must still be presented to the audit committee for their review and ratification. For more information regarding related party transactions, see the section entitled “Certain Relationships and Related Transactions” below.

Director Independence

Our Board of Directors has determined that Messrs. Boylan, Paulson and Gilbert are “independent” as defined under the standards set forth in Rule 5605 of the NASDAQ Stock Market Rules.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions.”

Legal Proceedings

To the best of our knowledge, none of our Directors or Executive Officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our Directors, Director nominees, or Executive Officers has been involved in any transactions with us or any of our Directors, Executive Officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11.	Executive Compensation

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2017 and 2016 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2017 and 2016 (collectively, the “named executive officers”):

Name and principal position	Year	Salary ($) (1) (2)(3)	Bonus ($)	Stock awards($) (2)(3)	Option awards($) (3)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Matthew Flemming	2017	116,385	-	-	-	-	-		-	116,385
Chief Executive Officer

Meggen Rhodes	2017	26,375	-	-	-	-	-	16,340		42,715
Former Chief Financial Officer (1)

Ailon Z. Grushkin	2017	-	-	82,500	-	-	-	-		82,500
Former Chief Executive Officer (2)	2016	-	-	4,500	-	-	-	70,000		74,500

Mary E. Paetzold	2017	45,000	-	55,000	-	-	-	-		100,000
Former Chief Financial	2016	60,000	-	-	900	-	-	-		60,900
Officer (3)

(1)	Ms. Rhodes resigned as the Chief Financial Officer of the Company on March 19, 2018.
(2)	Mr. Grushkin resigned as an officer and director of the Company on September 19, 2017. In 2017 and 2016, management services were provided under an agreement with Nano-Cap Advisors LLC where Ailon Z. Grushkin is the sole member.
(3)	Ms. Paetzold resigned as an officer of the Company on September 19, 2017. During 2017 (through September 19, 2017) and 2016, the Company had an arrangement with Ms. Paetzold that provided for cash compensation of $60,000 per year.

(3)	Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. All options vest at the date of grant and are exercisable at the market value at the date of grant. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included herein.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board.

Director Compensation

Director Compensation Table

The following table shows the compensation paid to our non-executive, independent directors for their Board service during the year ended December 31, 2017:

Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash ($)	Awards	Awards	Compensation	Compensation	Compensation
	(1)	($) (2)	($) (2)	($)	Earnings ($)	($)	Total ($)

Richard A. Biele	-	55,000	-	-	-	-	55,000

(1)	For further information, see "Cash Compensation of Directors” below.

(2)	On September 19, 2017, Mr. Biele was granted 100,000 shares of our common stock pursuant to our 2008 Long-Term Incentive Compensation Plan, as amended. See below under “Equity Compensation to Directors”

Cash Compensation of Directors

Members of our Board of Directors do not currently receive cash compensation for their services, however, the Board may in the future determine to compensate it members through the payment of cash compensation. We reimburse our non-employee directors for out-of-pocket expenses for attending such meetings.

Equity Compensation of Directors

Our directors are eligible to participate in our 2008 Long-Term Incentive Compensation Plan, as amended, and our 2018 Stock Option Plan. In 2017, we granted an aggregate of 100,000 fully-vested shares of our common stock to one of our directors pursuant to our 2008 Long-Term Incentive Compensation Plan, as amended.

Outstanding Equity Awards at 2016 Year End

The table below presents outstanding unexercised options, unvested stock and equity incentive plan awards held by each of our executive officers as of December 31, 2017:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Ailon Grushkin (1)	150,000	-	-	.24	5/11/21	-	-	-	-

Mary Paetzold (2)

	5,000	-	-	2.45	1/01/18	-	-	-	-
	5,000	-	-	2.58	3/31/18	-	-	-	-
	5,000	-	-	2.85	6/30/18	-	-	-	-
	5,000	-	-	3.29	9/30/18	-	-	-	-
	5,000	-	-	1.78	1/01/19	-	-	-	-
	5,000	-	-	2.18	3/31/19	-	-	-	-
	5,000	-	-	2.13	6/30/19	-	-	-	-
	5,000	-	-	2.08	9/30/19	-	-	-	-
	5,000	-	-	1.89	1/01/20	-	-	-	-
	5,000	-	-	2.00	3/31/20	-	-	-	-
	5,000	-	-	1.80	6/30/20	-	-	-	-
	5,000	-	-	1.81	9/30/20	-	-	-	-
	30,000	-	-	.24	5/11/21	-	-	-	-

(1)	Mr. Grushkin resigned effective September 19, 2017 in connection with the Company’s acquisition of MG Cleaners LLC.

(2)	Ms. Paetzold resigned effective September 19, 2017 in connection with the Company’s acquisition of MG Cleaners LLC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2018, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially five percent (5%) or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 31, 2018, there were 9,930,190 shares of our common stock issued and outstanding upon consummation of the Acquisition. Except as otherwise listed below, the address of each person is 710 N. Post Oak Road, Suite 400, Houston Texas 77024.

Name	Amount of Beneficial Ownership of Common Stock(1)	Percent of Common Stock
Stephen Christian	1,408,276	14.1%
Raging Capital Master Fund Ltd.(4)	782,498	7.8%
Raging Capital Management LLC(5)	782,498	7.8%
William Martin(6)	783,884	7.8%
Ramsey Financial Fund One LLC (7)	760,000	7.6%
Jody R. Samuels (8)	600,000	6.0%
Aeneas LC (9)	550,000	5.5%
Mary Payne Family Trust (10)	500,000	5.0%

Directors and Executive Officers:
Matthew Flemming(2)	600,000	6.0%
John Boylan(3)	225,000	2.2%
Steven Paulson	100,000	1.0%
Michael A. Gilbert II	100,000	1.0%
All Directors and Executive Officers as a group (4 persons) (1)(2)(3)	1,025,000	10.2%

(1)	Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.
(2)	Flemming Family Trust, an irrevocable trust, is the owner of the shares. Rolf O. Flemming, Father to Matthew Flemming, is the Grantor of the trust and Matthew Flemming is the Trustee. His immediate relatives are the beneficiaries.
(3)	Includes 225,000 shares of common stock held by EJC Ventures of which Mr. Boylan is the control person.
(4)	Based on Schedule 13D filed with the Securities and Exchange Commission on May 4, 2016 by Raging Capital Master Fund, LTD. (“Raging Group”) includes 782,498 shares held by Raging Capital Master Fund, Ltd. William C. Martin is the Managing Member of Raging Capital Management, LLC the General Partner of Raging Capital Master Fund, Ltd. William C. Martin retains 100% equity ownership in Raging Capital Management, LLC. Also includes 1,386 shares held by William C. Martin SEP IRA.
(5)	Includes 782,498 shares held by Raging Capital Master Fund Ltd. Raging Capital Management, LLC is the General Partner of Raging Capital Master Fund Ltd. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital Management, LLC.
(6)	RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin. However, RCM Indium, LLC does not have any ownership rights to any common Stock owned by Mr. Martin.
(7)	Ramsey Financial Fund One, LLC’s managing member is Leo B. Womack who has sole voting and investment control over the shares.
(8)	Includes 300,000 shares of common stock owned by Essential Strategic Partners Group Inc. Mr. Samuels has sole voting and investment control over the shares.
(9)	Aeneas LC’s manager is George Gilman who has sole voting and investment control over the shares.
(10)	The Mary Payne Family Trust is the owner of the shares. George Gilman is the Trustee of the trust and has sole voting and investment control over the shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than ten percent of our common stock file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2017, all of these filing requirements were satisfied.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders 2008 Long-Term Incentive Compensation Plan	1,000,000	$.73	27,500
Total	1,000,000	$.73	27,500

2008 Long-Term Incentive Compensation Plan

In 2008, our Board adopted and our stockholders approved the 2008 Long-Term Incentive Compensation Plan (“the Plan”). Under this plan, we may grant incentive stock options, non-qualified stock options restricted and unrestricted stock awards and other stock-based awards. The purpose of the Plan is to provide an incentive to attract directors, officers, consultants, advisors and employees whose services are considered valuable to encourage a sense of proprietorship and to stimulate an active interest of such person in our development and financial achievements. As amended in July 2010, a maximum of 1,000,000 shares of our common stock are authorized under the Plan. The Plan expired on January 31, 2018. Our Board has authorized our Compensation Committee to administer the Plan. In connection with the administration of the Plan, the Compensation Committee, with respect to awards to be made to any person who is not one of our directors, will:

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

Termination of Employment/Relationship

Awards granted under the Plan that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death. The Board or a committee of the Board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the Board or a committee of the Board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Incentive Stock Options will, however, terminate no more than three months after termination of the optionee’s employment, twelve months after termination of the optionee’s employment due to disability and three years after termination of the optionee’s employment due to death. The Board or a committee of the Board may permit a deceased optionee’s stock options to be exercised by the optionee’s executor or heirs during a period acceptable to the Board or a committee of the Board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

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

2018 Stock Option Plan

In January 2018, our board of directors and a majority of our stockholders approved and adopted the 2018 Stock Option Plan (“2018 Plan”). Under this plan, we may grant incentive stock options and non-qualified stock options.

The Purpose of the Plan.  The purpose of the 2018 Plan is to provide additional incentive to the directors, officers, employees and consultants of the Company who are primarily responsible for the management and growth of the Company. Each option shall be designated at the time of grant as either an incentive stock option (an “ISO”) or as a non-qualified stock option (a “NQSO”).

The Board of Directors believes that the ability to grant stock options to employees which qualify for ISO treatment provides an additional material incentive to certain key employees. The Internal Revenue Code requires that ISOs be granted pursuant to an option plan that receives stockholder approval within one year of its adoption. The Company adopted the Plan in order to comply with this statutory requirement and preserve its ability to grant ISOs.

The benefits to be derived from the 2018 Plan, if any, are not quantifiable or determinable.

Administration of the Plan. The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the “Administrator”).  The Board of Directors shall appoint and remove members of the Compensation Committee in its discretion in accordance with applicable laws.  In compliance with Rule 16b-3 under the Exchange Act and Section 162(m) of the Internal Revenue Code (the “Code”), the Compensation Committee shall, in the Board of Director's discretion, be comprised solely of “non-employee directors” within the meaning of said Rule 16b-3 and “outside directors” within the meaning of Section 162(m) of the Code.  Notwithstanding the foregoing, the Administrator may delegate non-discretionary administrative duties to such employees of the Company as it deems proper and the Board of Directors, in its absolute discretion, may at any time and from time to time exercise any and all rights and duties of the Administrator under the Plan.

Subject to the other provisions of the Plan, the Administrator shall have the authority, in its discretion: (i) to grant options; (ii) to determine the fair market value of the Common Stock subject to options; (iii) to determine the exercise price of options granted; (iv) to determine the persons to whom, and the time or times at which, options shall be granted, and the number of shares subject to each option; (v) to interpret the Plan; (vi) to prescribe, amend, and rescind rules and regulations relating to the Plan; (vii) to determine the terms and provisions of each option granted (which need not be identical), including but not limited to, the time or times at which options shall be exercisable; (viii) with the consent of the optionee, to modify or amend any option; (ix) to defer (with the consent of the optionee) the exercise date of any option; (x) to authorize any person to execute on behalf of the Company any instrument evidencing the grant of an option; and (xi) to make all other determinations deemed necessary or advisable for the administration of the Plan.  The Administrator may delegate non-discretionary administrative duties to such employees of the Company as it deems proper.

 Shares of Stock Subject to the Plan. Subject to the conditions outlined below, the total number of shares of stock which may be issued under options granted pursuant to the Plan shall not exceed 2,000,000 shares of Common Stock, $.001 par value per share.

The number of shares of Common Stock subject to options granted pursuant to the Plan may be adjusted under certain conditions.  If the stock of the Company is changed by reason of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, appropriate adjustments shall be made by the Board of Directors in (i) the number and class of shares of stock subject to the Plan, and (ii) the exercise price of each outstanding option; provided, however, that the Company shall not be required to issue fractional shares as a result of any such adjustments.  Each such adjustment shall be subject to approval by the Board of Directors in its sole discretion.

In the event of the proposed dissolution or liquidation of the Company, the Administrator shall notify each optionee at least thirty days prior to such proposed action.  To the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action; provided, however, that the Administrator, in the exercise of its sole discretion, may permit exercise of any options prior to their termination, even if such options were not otherwise exercisable.  In the event of a merger or consolidation of the Company with or into another corporation or entity in which the Company does not survive, or in the event of a sale of all or substantially all of the assets of the Company in which the Stockholders of the Company receive securities of the acquiring entity or an affiliate thereof, all options shall be assumed or equivalent options shall be substituted by the successor corporation (or other entity) or a parent or subsidiary of such successor corporation (or other entity); provided, however, that if such successor does not agree to assume the options or to substitute equivalent options therefor, the Administrator, in the exercise of its sole discretion, may permit the exercise of any of the options prior to consummation of such event, even if such options were not otherwise exercisable.

Participation. Every person who at the date of grant of an option is an employee of the Company or of any Affiliate (as defined below) of the Company is eligible to receive NQSOs or ISOs under the Plan.  Every person who at the date of grant is a consultant to, or non-employee director of, the Company or any Affiliate (as defined below) of the Company is eligible to receive NQSOs under the Plan.  The term “Affiliate” as used in the Plan means a parent or subsidiary corporation as defined in the applicable provisions (currently Sections 424(e) and (f), respectively) of the Code.  The term “employee” includes an officer or director who is an employee of the Company.  The term “consultant” includes persons employed by, or otherwise affiliated with, a consultant.

Option Price. The exercise price of a NQSO shall be not less than 85% of the fair market value of the stock subject to the option on the date of grant.  To the extent required by applicable laws, rules and regulations, the exercise price of a NQSO granted to any person who owns, directly or by attribution under the Code (currently Section 424(d)), stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any Affiliate (a “10% Stockholder”) shall in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted.  The exercise price of an ISO shall be determined in accordance with the applicable provisions of the Code and shall in no event be less than the fair market value of the stock covered by the option at the time the option is granted.  The exercise price of an ISO granted to any 10% Stockholder shall in no event be less than 110% of the fair market value of the stock covered by the Option at the time the Option is granted.

Term of the Options.  The Administrator, in its sole discretion, shall fix the term of each option, provided that the maximum term of an option shall be ten years. ISOs granted to a 10% Stockholder shall expire not more than five years after the date of grant. The Plan provides for the earlier expiration of options in the event of certain terminations of employment of the holder.

 Restrictions on Grant and Exercise. Except with the express written approval of the Administrator, which approval the Administrator is authorized to give only with respect to NQSOs, no option granted under the Plan shall be assignable or otherwise transferable by the optionee except by will or by operation of law.  During the life of the optionee, an option shall be exercisable only by the optionee.

Termination of the Plan. The Plan shall become effective upon adoption by the Board of Directors; provided, however, that no option shall be exercisable unless and until written consent of the Stockholders of the Company, or approval of Stockholders of the Company voting at a validly called Stockholders’ meeting, is obtained within twelve months after adoption by the Board of Directors.  If such Stockholder approval is not obtained within such time, options granted pursuant to the Plan shall be of the same force and effect as if such approval was obtained except that all ISOs granted pursuant to the Plan shall be treated as NQSOs. Options may be granted and exercised under the Plan only after there has been compliance with all applicable federal and state securities laws.  The Plan shall terminate within ten years from the date of its adoption by the Board of Directors.

Termination of Employment.  If for any reason other than death or permanent and total disability, an optionee ceases to be employed by the Company or any of its Affiliates (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination, or such other period of not less than thirty days after the date of such Termination as is specified in the Option Agreement or by amendment thereof (but in no event after the expiration date of the option (the “Expiration Date”)); provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Exchange Act, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the Expiration Date).  If an optionee dies or becomes permanently and totally disabled (within the meaning of Section 22(e)(3) of the Code) while employed by the Company or an Affiliate or within the period that the option remains exercisable after Termination, options then held (to the extent then exercisable) may be exercised, in whole or in part, by the optionee, by the optionee's personal representative or by the person to whom the option is transferred by devise or the laws of descent and distribution, at any time within twelve months after the death or twelve months after the permanent and total disability of the optionee or any longer period specified in the Option Agreement or by amendment thereof (but in no event after the Expiration Date). “Employment” includes service as a Director or as a Consultant.  For purposes of the Plan, an optionee's employment shall not be deemed to terminate by reason of sick leave, military leave or other leave of absence approved by the Administrator, if the period of any such leave does not exceed 90 days or, if longer, if the optionee's right to reemployment by the Company or any Affiliate is guaranteed either contractually or by statute.

Amendments to the Plan. The Board of Directors may at any time amend, alter, suspend or discontinue the Plan. Without the consent of an optionee, no amendment, alteration, suspension or discontinuance may adversely affect outstanding options except to conform the Plan and ISOs granted under the Plan to the requirements of federal or other tax laws relating to ISOs.  No amendment, alteration, suspension or discontinuance shall require stockholder approval unless (i) stockholder approval is required to preserve incentive stock option treatment for federal income tax purposes or (ii) the Board of Directors otherwise concludes that stockholder approval is advisable.

Tax Treatment of the Options.  Under the Code, neither the grant nor the exercise of an ISO is a taxable event to the optionee (except to the extent an optionee may be subject to alternative minimum tax); rather, the optionee is subject to tax only upon the sale of the Common Stock acquired upon exercise of the ISO.  Upon such a sale, the entire difference between the amount realized upon the sale and the exercise price of the option will be taxable to the optionee.  Subject to certain holding period requirements, such difference will be taxed as a capital gain rather than as ordinary income. Optionees who receive NQSOs will be subject to taxation upon exercise of such options on the spread between the fair market value of the Common Stock on the date of exercise and the exercise price of such options.  This spread is treated as ordinary income to the optionee, and the Company is permitted to deduct as an employee expense a corresponding amount.  NQSOs do not give rise to a tax preference item subject to the alternative minimum tax.

New Plan Benefits

Future grants and awards under the 2018 Plan, which may be made to Company executive officers, directors, consultants and other employees, are not presently determinable.

Information Regarding Options Granted

No grants and awards under the 2018 Plan have been made to Company executive officers, directors, consultants and other employees.  Such grants and awards will be made at the discretion of the Compensation Committee or the Board of Directors in accordance with the compensation policies of the Compensation Committee.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2017, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

In March 2015, the Company’s Chief Executive Officer and Chief Operating Officer resigned and Ailon Grushkin was named Chief Executive Officer, and subsequently resigned from such position on September 19, 2017. In March 2015, we also entered into the Consulting Agreement with Nano-Cap Advisors LLC (“Nano”) (2015 Nano Agreement). Mr. Grushkin is the only member of Nano. Pursuant to the terms of the 2015 Nano Agreement, Nano provided us with services normally provided by a Chief Executive Officer, as determined and directed by us, and provided us with office facilities. We agreed to pay Nano $90,000 during the year ended December 31, 2016 for such services. The term of the 2015 Nano Agreement continued until December 31, 2015. In January 2016, we entered into an agreement with Nano (the 2016 Nano Agreement), pursuant to which Ailon Grushkin, our sole officer at such time, would provide us with services normally provided by a Chief Executive Officer, as determined and directed by us, and provide us with office facilities, for an annual fee of $70,000. In March 2017, we agreed to pay Nano $35,000 under the terms of the 2016 Nano Agreement, as amended in March 2017.

In January 2016, we entered into a consulting agreement with Brack Advisors LLC (Brack), a company owned by Richard A Biele, one of our former Directors (Brack Agreement) that provided for the payment of $50,000 in 2016 to assist us in identifying, evaluating and negotiating strategic transactions including, but not limited to, the acquisition of a new line of business and or a reverse merger. We agreed to pay Brack $25,000 in 2017 under the Brack agreement, as amended in March 2017.

Simultaneously with the completion of the acquisition of MG Cleaners LLC, EJC Ventures LP entered into a purchase agreement to acquire 125,000 shares of our common stock at a price of $0.20 per share pursuant to the Company’s offering of its securities. Mr. John P. Boylan, one of our directors, is the control person of EJC Ventures LP.

Item 14.	Principal Accounting Fees and Services

In September 2017, the Audit Committee of the Board approved the appointment of the firm of Malone & Bailey LLP (“Malone”) to serve as our independent registered public accountant for the year ended December 31, 2017. The independent registered public accountant’s report of Cohn Reznick LLP (“Cohn Reznick”) on our financial statements as of and for the year ended December 31, 2016 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee may consider whether it is appropriate, either for this fiscal year or in the future, to consider the selection of other independent registered public accounting firms.

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2017	2016

Audit Fees (1):	$53,000	$
Audit Fees (2)	-		$45,000
Tax Fees (3):	-		6,000
All Other Fees:	-		-

Total	$53,000		$51,000

(1)	Audit fees include fees for professional services by Malone in 2017 rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(2)	Audit fees include fees for professional services by Cohn Reznick in 2016 rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(3)	Tax fees include fees for tax services, including tax compliance.

The Audit Committee of the Board has established its preapproval policies and procedures, pursuant to which the Audit Committee approves audit and tax services provided by our independent auditors. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed fee estimates for these services. Pursuant to these procedures, the Audit Committee approved the foregoing audit and tax services provided by Malone and Cohn Reznick.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to Amendment No. 4 to the Company’s Form S-1 filed on December 15, 2010).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 28, 2014).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

3.4**	Amendment to Certificate of Incorporation dated January 30, 2018.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.2	Specimen Common Stock Certificate Incorporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

10.1	Form of Unit Option Purchase Agreement (incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

10.2	2008 Long-Term Incentive Compensation Plan(incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 filed on April 7, 2010).

10.3***	Consulting Services Agreement between the Company and Nano-Cap Advisor, LLC as amended on March 28, 2017.

10.4***	Consulting Services Agreement between the Company and Brack Advisors LLC as amended on March 28, 2017.

10.5**	2018 Stock Option Plan.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1x*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.3	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

101.ins**	XBRL Instance Document

101.sch**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

x*	Filed herewith. A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Filed herewith.
***	Previously filed.
†	Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
+	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMG INDUSTRIES INC.

Date: April 2, 2018	By:	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Matthew C. Flemming	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	April 2, 2018
Matthew C. Flemming	(Principal Executive Officer and Principal Financial Officer)

/s/ John Boylan	Director	April 2, 2018
John Boylan

/s/ Steven Paulson	Director	April 2, 2018
Steven Paulson

/s/ Michael A. Gilbert III	Director	April 2, 2018
Michael A. Gilbert III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

SMG Industries, Inc.

(formerly SMG Indium Resources, Ltd.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMG Industries, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

April 2, 2018

SMG INDUSTRIES INC.
(FORMERLY: SMG INDIUM RESOURCES LTD.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$85,570	$22,461
Accounts receivable, net of allowance for doubtful accounts of $10,695 and $21,134	441,359	285,923
Inventory	142,053	10,948
Assets held for sale	42,300	-
Prepaid expenses and other current assets	25,352	-

Total current assets	736,634	319,332

Property and equipment, net of accumulated depreciation of $300,155 and $302,931	118,779	214,587
Land	-	10,000

Total assets	$855,413	$543,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$395,423	$160,343
Accounts payable - related party	95,585	-
Accrued expenses and other liabilities	69,578	231,523
Secured line of credit	353,975	-
Current portion of secured notes payable	264,615	275,446

Total current liabilities	1,179,176	667,312

Long term liabilities:
Notes payable - secured, net of current portion	258,361	234,189

Total liabilities	1,437,537	901,501

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; authoirzed 1,000,000 shares as of December 31, 2017 and December 31, 2016; isued and outstanding none at December 31, 2017 and December 31, 2016	-	-
Common stock - $0.001 par value; authoirzed 25,000,000 shares as of December 31, 2017 and December 31, 2016; isued and outstanding 8,865,190 and 1,408,276 at December 31, 2017 and December 31, 2016	8,865	1,408
Additional paid in capital	(56,940)	(556,021)
Retained earnings (accumulated deficit)	(534,049)	197,031

Total stockholders' equity (deficit)	(582,124)	(357,582)

Total liabilities and stockholders' equity (deficit)	$855,413	$543,919

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2017 and 2016

	2017	2016

REVENUES	$2,465,897	$1,603,395

COST OF REVENUES	1,445,910	939,780

GROSS PROFIT	1,019,987	663,615

OPERATING EXPENSES:
Selling, general and administrative	1,188,494	363,584
Impairment expense	27,366	24,905
Bad debt (recovery) expense	(10,439)	55,872
Gain (loss) on asset disposal	18,473	(393)
Acquisition cost	378,807	-

Total operating expenses	1,602,701	443,968

INCOME (LOSS) FROM OPERATIONS	(582,714)	219,647

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	7,118	10,971
Interest expense, net	(155,484)	(52,603)

NET INCOME (LOSS)	$(731,080)	$178,015

Net Income (Loss) Per Share
Basic	$(0.21)	$0.13
Diluted	$(0.21)	$0.13

Weighted average shares outstanding
Basic	3,423,150	1,408,276
Diluted	3,423,150	1,408,276

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

STATEMENTS OF CHANGES IN MEMBERS' EQUITY

For the years ended December 31, 2017 and 2016

			Additional
	Common	Shares	Paid In	Retained
	Shares	Value	Capital	Earnings	Total

Balances at December 31, 2015	1,408,276	$1,408	$(387,926)	$19,016	$(367,502)

Member contributions	-	-	71,898	-	71,898
Member distributions	-	-	(239,993)	-	(239,993)
Net income	-	-	-	178,015	178,015

Balances at December 31, 2016	1,408,276	1,408	(556,021)	197,031	(357,582)

Shares issued for cash	4,910,000	4,910	346,260	-	351,170
Recapitalization	2,094,569	2,095	19,379	-	21,474
Shares issued for services	432,345	432	210,888	-	211,320
Shares issued for assets	20,000	20	4,980	-	5,000
Member contributions	-	-	110,081	-	110,081
Member distributions	-	-	(192,507)	-	(192,507)
Net income (Loss)	-	-	-	(731,080)	(731,080)

Balances at December 31, 2017	$8,865,190	$8,865	$(56,940)	$(534,049)	$(582,124)

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017 and 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(731,080)	$178,015
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,161	77,458
Amortization of deferred financing costs	63,482	-
Gain on settlement of accrued liability	(7,118)	(10,971)
Bad debt expense (recovery)	(10,439)	55,872
Stock based compensation	211,320	-
Impairment expense	27,366	24,905
Gain (loss) on asset sale	18,473	(393)
Changes in:
Accounts receivable	(144,996)	(132,825)
Inventory	(131,105)	(24,210)
Prepaid expenses and other current assets	24,959	-
Accounts payable	230,951	13,959
Accounts payable related party	45,585	-
Accrued expenses and other liabilities	(86,215)	37,858
Net cash provided by (used in) operating activities	(416,656)	219,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	21,164	-
Cash received from the sale of property and equipment	-	1,000
Cash paid for purchase of property and equipment	(38,247)	(6,200)
Net cash used in investing activities	(17,083)	(5,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	181,734	-
Proceeds from notes payable	346,150	70,700
Payments on notes payable	(299,780)	(95,005)
Proceeds from member contributions	110,081	71,898
Payments for member distributions	(192,507)	(239,993)
Proceeds from sale of member interest	3,170
Proceeds from sales of common stock	348,000	-
Net cash provided by (used in) financing activities	496,848	(192,400)

NET CHANGE IN CASH AND CASH EQUIVALENTS	63,109	22,068

CASH AND CASH EQUIVALENTS, beginning of period	22,461	393

CASH AND CASH EQUIVALENTS, end of period	$85,570	$22,461

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$101,375	$33,712

Noncash investing and financing activities
Common shares issued for purchase of fixed assets	$5,000	$-
Payments on notes payable from secured line of credit proceeds	96,512	-
Payments on accrued liabilities from secured line of credit proceeds	75,729	-
Recapitalization of MG Cleaners, LLC	310	-
Reclassification of assets held for sale	42,300	-
Purchase of fixed assets with accounts payable	11,248	-

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

Organization and Nature of Business

SMG Industries Inc. (the “Company” or “SMG”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. On September 19, 2017 SMG entered into an Agreement and Plan of Share Exchange with MG Cleaners LLC. On January 30, 2018 the Company changed its name from SMG Indium Resources Ltd. to the current name of SMG Industries Inc.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiary, all of which have a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Acquisition Accounting

The Company’s acquisitions are accounted for under the acquisition method of accounting whereby purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The statements of operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

Customer Concentration and Credit Risk

During fiscal year 2017, two of our customers accounted for approximately 52% of our total gross revenues, with one customer accounting for 34% and another accounting for 18%. No other customers exceeded 10% of revenues during 2017. During fiscal year 2016, two of our customers accounted for approximately 35% of our total gross revenues, with one customer accounting for 23% and another accounting for 12%. No other customers exceeded 10% of revenues during 2016. Two customers accounted for more than 64% of accounts receivable at December 31, 2017, and four customers accounted for more than 72% of accounts receivable at December 31, 2016. No other customers exceeded 10% of accounts receivable as of December 31, 2017 and 2016. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

Five vendors accounted for more than 60% of accounts payable at December 31, 2017, and three vendors accounted for more than 36% of accounts payable at December 31, 2016. No other vendors exceeded 10% of accounts payable at December 31, 2017 and 2016.

The Company maintains demand deposits with commercial banks. At times, certain balances held within these accounts may not be fully guaranteed or insured by the U.S. federal government. The uninsured portion of cash are backed solely by the assets of the underlying institution. As such, the failure of an underlying institution could result in financial loss to the Company.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2017 and 2016, the allowance for bad debts was $10,695 and $21,134, respectively.

Inventory

Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or market, using the first in, first out method to determine the cost. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to net realized value, if lower, which resulted in impairment loss recognized of $0 and $24,905 in 2017 and 2016, respectively.

Property and Equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Category	Useful Lives

Building and improvements	20 years
Vehicles and trailers	5 years
Equipment	5 -7 years
Furniture, Fixtures and Other	3 - 7 years

Revenue Recognition

Revenue is recognized when all of the following criteria are met: 1) persuasive evidence of an arrangement, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collectability is reasonably assured. MG recognizes revenues after a service has been performed and completed and the customer has assigned a work ticket, or, a product sale has been shipped to a customer. Typically the Company receives verbal orders from customers for services to be rendered.

Cost of Revenues

Cost of revenue includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, raw materials, direct employee cost, direct contract labor, transportation costs, equipment rental, equipment maintenance, and fuel. Cost of revenues are recorded in the same period as the resulting revenue.

Employee Benefits

Wages, salaries, bonuses and social security contributions are recognized as an expense in the year in which the associated services are rendered by employees. Any unused portion of accrued sick or vacation leave expires on December 31 of each year and is not eligible to be carried over to the following year.

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments. The long-term debt approximate fair value since the related rates of interest approximate current market rates.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1:	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2:	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3:	inputs to the valuation methodology are unobservable and significant to the fair value

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the years ended December 31, 2017 and 2016, 500,000 and 377,500 of stock options were considered for their dilutive effects, respectively.

Basic and Diluted Income (Loss)	2017	2016

Net Income (Loss)	$(731,080)	$178,015

Basic and Dilutive Shares:
Weighted average basic shares outstanding	3,423,150	1,408,276
Net dilutive stock options	-	-
Dilutive shares	3,423,150	1,408,276

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

The fair value of each option granted during the years ended December 31, 2017 and 2016 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	Year Ended December 31,
	2017	2016
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	127.52%	13%
Risk-free interest rate	2.06%	1.22%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Company’s common stock. The assumed discount rate was the default risk-free five-year interest rate provided by Bloomberg L.P.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We will implement the new standard using the modified retrospective approach effective January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements within any accounting period presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, ”Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2017-17”) to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted the provisions of Update 2016-15 and determined that there is no impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU are intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance of management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. Although the presumption that a reporting entity will continue to operate as a going concern is fundamental to the preparation of financial statements, prior to the issuance of this ASU, there was no guidance in U.S. generally accepted accounting principles (U.S. GAAP) related to the concept. Due to the lack of guidance in U.S. GAAP, practitioners and their clients often faced challenges in determining whether, when, and how a reporting entity should disclose the relevant information in its financial statements. As a result, the FASB issued this guidance to require management evaluation and potential financial statement disclosures. This ASU will be effective for financial statements with periods ending after December 15, 2016. The Company adopted the ASU during the year and performed going concern evaluations for its 2017 fiscal year-end financial statements.

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

NOTE 4 - INVENTORY

Inventory consisted of the following components at December 31, 2017 and 2016:

	2017	2016

Raw materials and supplies	$25,863	$-
Work in process	-	-
Finished and purchased products	116,190	10,948

Total inventory	$142,053	$10,948

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016

Land	$-	$10,000
Building and improvements	-	91,500
Vehicles and trailers	243,131	278,462
Equipment	159,196	130,946
Other	16,607	16,610

	418,934	527,518

Less: accumulated depreciation	(300,155)	(302,931)

	$118,779	$224,587

Depreciation expense for the years ended December 31, 2017 and 2016 was $72,161 and $77,458, respectively.

During the year ended December 31, 2017, the Company decided to sell the land and building in Carthage, Texas and determined that this property met the criteria for assets held for sale in September 2017. The market listing price for these assets was below the net book value at the time of reclassification, resulting in the recognition of assets held for sale of $42,300 and impairment expense of $27,366. The Company expects these assets to sell in the second or third quarter of 2018.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of December 31, 2017 and 2016 included the following:

	December 31, 2017	December 31, 2016

Salaries payable	$22,079	$6,372
Payroll taxes payable	2,775	91,962
Sales tax payable	7,325	10,793
Interest payable	2,273	11,646
Credit cards payable	-	10,323
Inventory purchases payable	23,440	75,539
Other	11,686	24,888

Total Accrued Expenses	$69,578	$231,523

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Notes payable:

Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022	$228,947	$274,077

Equipment floor plan financing agreement issued July 29, 2013, bearing interest of 7.50% and due in monthly installments	-	4,494

Secured note payable issued December 19, 2014, bearing interest of 7.25% per year, due in full on December 19, 2016	-	119,751

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021	63,752	-

Secured note payable issued January 2, 2015, bearing interest of 6% per year, due in monthly installments	-	24,075

Secured note payable issued April 16, 2015, bearing interest of 6% per year, due in monthly installments	-	32,772

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020	41,777	-

Secured finance facility issued June 6, 2016, bearing effective interest of 28.50%, due in periodic installments	-	54,466

Secured funding advance agreement issued December 18, 2017, bearing effective interest of 29.8%, due in daily installments ending October 2018, net of deferred financing costs of $88,233	188,500

	522,976	509,635

Less current maturities	(264,615)	(275,446)

Long term debt, net of current maturities	$258,361	$234,189

On October 15, 2010, the former managing member of MG Cleaners purchased MG Cleaners from the previous membership interest owners. In connection with that transaction, a $450,000 seller note was issued to the sellers.

The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by SMG, and said property is no longer occupied. The balance of this note at December 31, 2017 was $228,947.

On July 29, 2013, the Company entered into an equipment floor plan financing totaling $23,843. The terms of this note were 7.5% interest per annum with principal and interest paid monthly over the 48 month term. The note is secured by certain equipment of the Company. This note was paid in full during the year ended December 31, 2017.

On December 19, 2014, we issued a note to a community bank for $120,025, which is secured by accounts receivable and certain equipment of the Company. Interest is paid monthly at a rate of 7.25% per annum. The principal is due in full at the end of the term on December 19, 2016. This loan was refinanced on January 27, 2017 with a new note at the same community bank. The refinanced amount is identical to the remaining principal balance under the previous loan, thus no gain or loss has been recognized.

On January 27, 2017, we issued a note to a community bank for $119,776 which is secured by accounts receivable and certain equipment of the Company. Interest is paid monthly at a rate of 7.25% per annum. The principal is due in full at the end of the term at August 1, 2018. A payment of $50,000 was made against this loan in May 2017 in connection with the bank’s agreement to subordinate their note to the Crestmark Bank facility. On August 14, 2017, our company refinanced this note payable for $66,348. The unsecured note bears an interest rate of 7.25% per annum, has 47 monthly payments of $1,400, with a balloon payment of $12,086 at maturity on August 1, 2021. The refinanced amount is identical to the remaining principal balance under the previous loan, thus no gain or loss has been recognized.

On January 2, 2015, we financed a truck with a note to a community bank. The $43,025 note has an interest rate of 6% and payments of principal and interest are paid monthly. The note is secured by the truck purchased. This loan was refinanced and rolled together with the remaining principal of the note issued on April 16, 2015 on February 2, 2017.

On April 16, 2015, we financed a truck with a note to a community bank. The $45,328 note has an interest rate of 6% and payments of principal and interest are paid monthly. The note is secured by the truck purchased. This loan was refinanced and rolled together with the remaining principal of the note issued on January 2, 2015 on February 2, 2017.

On February 2, 2017, we re-financed two truck notes existing with a community bank for one new note of $53,610. The term was principal and interest payments monthly over 42 months with an interest rate of 6%. The note is secured by certain trucks and equipment of the Company. The refinanced amount is identical to the remaining principal balance under the previous loan, thus no gain or loss has been recognized.

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

Accounts Receivable Financing Facility (Secured Line of Credit)

On May 11, 2017, SMG Indium Resources Ltd. (the “Borrower”) entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Crestmark Bank and is secured by the Borrower’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%.  There were no loan origination or closing fees and we paid $1,330 to Crestmark to reimburse them for documentation, legal and audit fees. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement.  If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Crestmark Bank a fee of $20,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $5,000. After the second anniversary of the financing facility no exit fee is due. Crestmark has a senior security interest in the Borrower’s assets. The balance of this second line of credit was $353,975 as of December 31, 2017.

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

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box.  Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables.  During the year ending December 31, 2017, the Company received total cash proceeds of $1,496,669 and repaid $1,314,935 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box.

Net proceeds received during the year ending December 31, 2017 on this facility were $181,734.

Funding Advance Agreements

On April 7, 2017 SMG Indium Resources Ltd. (the “Seller”) received $100,000 in return for an assignment and transfer to Capital Stack LLC of a specified percentage of the proceeds of each collection of future receipts received by seller, collectively “Future Receipts” until Seller has received the Purchased Amount of $143,000. This transaction is accounted for as a short term secured loan net of deferred financing costs of $44,765 recognized on the date of incurrence. Deferred financing costs amortized and recognized as interest expense during the year ended December 31, 2017 were $44,765. The loan was paid in full on November 8, 2017.

On August 10, 2017 SMG Indium Resources Ltd. (the “Seller”) received $51,150 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each collection of future receipts received by seller, collectively “Future Receipts” until Seller has received the Purchased Amount of $67,100. This transaction is accounted for as a short term secured loan, with deferred financing costs of $15,950 recognized on the date of incurrence. Deferred financing costs amortized and recognized as interest expense during the year ended December 31, 2017 were $15,950. The loan was paid in full on December 14, 2017.

On December 18, 2017 SMG Indium Resources Ltd. (the “Seller”) received $195,000 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each collection of future receipts received by seller, collectively “Future Receipts” until Seller has received the Purchased Amount of $278,000. This transaction is accounted for as a short term secured loan, with deferred financing costs of $83,000 recognized on the date of incurrence. Deferred financing costs amortized and recognized as interest expense during the year ended December 31, 2017 were $2,767.

Future maturities of debt as of December 31, 2017 are as follows:

Debt
2018	$618,590
2019	73,704
2020	72,486
2021	72,748
2022	39,423

Totals	$876,951

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

As discussed in Note 1 – Background and Basis of Presentation, effective September 19, 2017, SMG (formerly an inactive shell) entered into a reverse acquisition transaction with MG Cleaners LLC. In conjunction with the transaction the Company was recapitalized, resulting in the capital structure outlined below. The historical number of common shares presented in our financial statements were converted to post merger shares on a 1 to 1 basis. As part of the recapitalization net assets of $21,474 were acquired including $21,164 of cash.

Prior to the reverse acquisition transaction, MG Cleaners LLC sold 3,170,000 membership interest units for $3,170. At the conclusion of the merger the former owners of SMG held 2,094,569 of common stock while the former owners of MG Cleaners LLC owned 4,578,276 shares of common stock.

The following shares of common stock were issued subsequent to the reverse acquisition:

- 432,345 shares of common stock for services valued at $211,320.

- 20,000 shares of common stock for assets valued at $5,000.

- 1,740,000 shares of common stock for cash proceeds of $348,000.

NOTE 9 – STOCK OPTIONS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price

Outstanding at December 31, 2015	564,999	$2,588,693	$1.78-7.50	$4.58
Granted	300,000	72,000	$0.24	$0.24
Exercised	-	-	-	-
Forfeited and cancelled	(477,499)	(2,381,143)	$3.55-7.50	$4.99

Outstanding at December 31, 2016	387,500	279,550	$0.24-3.40	$0.73
Granted	150,000	64,500	$0.37	$0.37
Exercised	-	-	-	-
Cancelled, forfeited or expired	(27,500)	(25,900)	$2.52-3.48	$2.55

Outstanding, December 31, 2017	510,000	$318,150	$0.24-3.29	$0.57

In November 2017 the Company issued 150,000 stock options with an exercise price of $0.37 that vest in three equal tranches on in November 2018, 2019 & 2020. As of December 31, 2017, this issuance represents the only unvested options. Option expense of $41,840 will be recorded over the remaining vesting term.

In connection with the acquisition discussed in Note 1, MG Cleaners LLC assumed the above options that were previously issued by SMG as of December 31, 2016.

The weighted average remaining contractual life is approximately 3.6 years for stock options outstanding on December 31, 2017. At December 31, 2017 and 2016, there was $232,500 and $0, respectively, in intrinsic value of outstanding stock options.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

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

Leases

The Company has entered into various leases for office and storage facilities for terms ranging from month to month to three years. At December 31, 2017, the Company was engaged in one month to month lease which requires a 90 day termination notice. Rent expense for the year ended December 31, 2017 and 2016 for these leases amounted to $30,000 and $49,332, respectively.

Effective July 15, 2017, we leased a facility in Midland, Texas for $3,000 per month for approximately 2,400 square feet of space and a shared yard with several acres of storage area. The Midland lease was for a period of 3 years and expired on July 15, 2020, but was terminated on January 11, 2018. Rent expense for the year ended December 31, 2017 and 2016 for these leases amounted to $16,500 and $0, respectively. This lease was cancelled with mutual consent effective January 2018.

On January 22, 2018, MG Cleaners, the Company’s subsidiary entered into a two year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa Texas providing for three lease extensions totaling six additional years. The initial rent is $6,500 per month and increases to $8,500 per month at the seventh month of the lease. After the first year anniversary, the Lessee may cancel the lease with 30 days’ notice to Lessor. Lease extensions are at the discretion of the Lessee and have increases. The Company is responsible for the repair, maintenance, and insurance of the facility.

Future maturities of required payments under capital and operating leases as of December 31, 2017 are as follows:

Operating Leases
2017	$24,000
2018	36,000
2019	36,000
2020	19,500
2021	-

Totals	$115,500

NOTE 11 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017 (prior to the acquisition) and 2016, the former managing member of MG made contributions to the Company totaling $110,081 and $71,898, respectively.

During the year ended December 31, 2017 (prior to the acquisition) and 2016, the Company made distributions to the former managing member of MG totaling $192,507 and $239,993, respectively.

On September 19, 2017, in connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. The $50,000 is still due as of December 31, 2017.

On September 21, 2017, the company issued 81,695 common shares to its former CFO for payment of services provided. The shares were valued at $28,593 and are included in the total shares of common stock for services disclosed in Note 7.

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

On October 31, 2017, and made effective October 1, 2017, the Company entered into an employment agreement with Matthew Flemming, our Chief Executive Officer. The term is for three years with a monthly salary of $15,000 for the period. The terms of the agreement also include providing health care, auto allowance of $750 per month if a car is not provided by the Company, and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Flemming six months’ severance pay. As of December 31, 2017 Mr. Flemming is owed $45,585 related to prior expenses paid on behalf of the Company.

NOTE 12 – INCOME TAXES

The components of income taxes are as follows, in thousands:

	For the Year Ended
	December 31, 2017	December 31, 2016

Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(40,000)	-
Valuation Allowance	40,000	-
Income tax expense (benefit)	$-	$-

For the year ended December 31, 2016 and for the eight and a half months ended September 19, 2017, the Company reported for income tax purposes as a disregarded entity, income and expenses passed through to the sole owner's individual income tax return. The deferred tax asset table below includes $130,000 of net operating loss carryforwards related to the historic business of SMG Indium Resources Ltd before the merger with MG Cleaners as discussed in Note 1.

Reconciliation between the provision for income taxes, computed by applying the statutory Federal income tax rate of 21% to net income before income taxes, and the actual income tax expense follows

	For the Year Ended
	December 31, 2017	December 31, 2016

Federal income tax provision at statutory rates	34.00%	0.00%
Reduction due to tax law change	-13.00%	0.00%
Valuation Allowance	-21.00%	0.00%
Effective tax rate	0.00%	0.00%

The components of deferred tax assets are as follows, in thousands:

	December 31, 2017	December 31, 2016
Deferred tax asset:
Net operating loss carryforwards	$170,000	$-
Expenses not currently deductible	9,000	-
Total	179,000	-
Valuation allowance	(179,000)	-
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that a portion or all of the deferred tax asset will not be realized. The differences between book income and tax income relate principally to revenue recognition and to differences between accelerated methods of depreciation allowed on income tax returns and straight-line methods of depreciation used for book purposes. The valuation allowance for 2017 was applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized as a result of the change in ownership of more than 50% through the reverse acquisition of the oilfield company in September 2017. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss may be limited if the company experiences a change in ownership of more than fifty percent within a three-year period. Such change occurred in September 2017. Net operating losses prior to the date of change, available to offset future taxable income, are limited by IRC Section 382. At December 31, 2017, the company has net operating losses available for the 20-year carryforward of approximately $809,000, $2,805,000 being lost due to the Section 382 limitation.

The New Tax Act, signed into law on December 22, 2017 made significant changes to the Internal Revenue Code. These changes include of corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. Additionally, the NOL carryforward period for new NOLs will change from 20 succeeding taxable years to an indefinite period. With the elimination of the alternative minimum tax, NOLs for taxable years beginning after December 31, 2017, can offset 80% of Federal taxable income. Since the Company is using the asset and liability method of accounting for income taxes and because deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which temporary differences are expected to reverse, the Company is revaluing the net deferred assets, fully offset by a valuation allowance, after December 31, 2017.

The Company’s Federal and state income tax returns are subject to audit for all open years, starting with 2014 year.

NOTE 13 – SUBSEQUENT EVENTS

Common Stock

During the first quarter of 2018, the Company issued 1,140,000 restricted common stock for proceeds of $228,000 from accredited investors.

Lease Agreement

On January 22, 2018, MG Cleaners, the Company’s subsidiary entered into a two year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa Texas providing for three lease extensions totaling six additional years. The initial rent is $6,500 per month and increases to $8,500 per month at the seventh month of the lease. After the first year anniversary, the Lessee may cancel the lease with 30 days’ notice to Lessor. Lease extensions are at the discretion of the Lessee and have increases. The Company is responsible for the repair, maintenance, and insurance of the facility.

Product Acquisition

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. In connection with the Agreement, Mr. Christian agreed that he shall promptly, from time to time, fully inform and disclose to MG in writing all inventions, copyrightable material, designs, improvements and discoveries of any kind which Mr. Christian now has made, conceived or developed (including prior to the date of this Agreement), or which Mr. Christian may later make, conceive or develop, during the period of Mr. Christian’s employment with MG, which pertain to or relate to MG’s business or any of the work or business carried on by MG. In addition to the foregoing, the Agreement sets forth that all Inventions shall be the sole and exclusive property of MG, whether or not fixed in a tangible medium of expression. Mr. Christian also assigned all rights in all Inventions and in all related patents, copyrights and trademarks, trade secrets and other proprietary rights therein to MG. Mr. Christian further agreed that any copyrightable material shall be deemed to be “works made for hire” and that MG shall be deemed the author of such works under the United States Copyright Act, provided that in the event and to the extent such works are determined not to constitute “works made for hire”, Mr. Christian has irrevocably assigned and transferred to MG all right, title and interest in such works.

14C Information Statement

On March 6, 2018 the Company filed and Information Statement with the Securities and Exchange Commission stating that it had obtained the written consent of a majority of stockholders as of the record date January 30, 2018, to change the name of the company to “SMG Industries, Inc.” and to adopt a new incentive stock option plan with 2,000,000 shares authorized, subject to the Company’s Board and any other required approvals. This stock plan replaces the old plan and any of its remaining shares. The name change to SMG Industries Inc. went effective April 2, 2018.

Former CFO

On March 19, 2018, Meggen Rhodes resigned from her position as chief financial officer of the Company. In connection with Ms. Rhodes’ resignation, Ms. Rhodes indicated to the Company that such resignation was not the result of any disagreement related to the operations, policies or practices of the Company and was for personal reasons.

