Form 10-Q
period 2018-03-31
SMG Industries Inc.
filed 2018-05-10
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54391

SMG INDUSTRIES, INC.

(formerly SMG Indium Resources, Ltd.)

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 10, 2018 was 10,255,190.

SMG INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$42,573	$85,570
Accounts receivable, net of allowance for doubtful accounts of $10,695	655,444	441,359
Inventory	128,904	142,053
Assets held for sale	42,300	42,300
Prepaid expenses and other current assets	20,243	25,352

Total current assets	889,464	736,634

Property and equipment, net of accumulated depreciation of $ 232,197 and $300,155	171,453	118,779
Other assets	13,048	-
Intangible assets, net of accumulated amortization $1,100	148,900	-

Total assets	$1,222,865	$855,413

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$311,424	$395,423
Accounts payable - related party	40,000	95,585
Accrued expenses and other liabilities	103,288	69,578
Secured line of credit	478,783	353,975
Current portion of note payable - related party	48,182	-
Current portion of secured notes payable	215,475	264,615

Total current liabilities	1,197,152	1,179,176

Long term liabilities:
Note payable - related party	88,932	-
Notes payable - secured, net of current portion	273,118	258,361

Total liabilities	1,559,202	1,437,537

Commitments and contingencies

Stockholders' deficit
Preferred stock - $0.001 par value; authorized 1,000,000 shares as of March 31, 2018 and December 31, 2017; issued and outstanding none at March 31, 2018 and December 31, 2017		-
Common stock - $0.001 par value; authorized 25,000,000 shares as of March 31, 2018 and December 31, 2017; issued and outstanding 10,005,190 and 8,865,190 at March 31, 2018 and December 31, 2017	10,005	8,865
Additional paid in capital	167,964	(56,940)
Accumulated deficit	(514,306)	(534,049)

Total stockholders' deficit	(336,337)	(582,124)

Total liabilities and stockholders' deficit	$1,222,865	$855,413

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2018 and 2017

(unaudited)

	2018	2017

REVENUES	$998,178	$556,505

COST OF REVENUES	510,115	321,813

GROSS PROFIT	488,063	234,692

OPERATING EXPENSES:
Selling, general and administrative	421,842	88,219

Total operating expenses	421,842	88,219

INCOME FROM OPERATIONS	66,221	146,473

OTHER INCOME (EXPENSE)
Interest expense, net	(46,478)	(9,679)

NET INCOME	$19,743	$136,794

Net Income Per Share
Basic	$0.00	$0.10
Diluted	$0.00	$0.09

Weighted average shares outstanding
Basic	9,387,325	1,408,276
Diluted	9,651,888	1,443,350

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2018 and 2017

(unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,743	$136,794
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,386	19,102
Amortization of deferred financing costs	24,505	-
Bad debt expense	622	-
Changes in:		-
Accounts receivable	(214,707)	12,716
Inventory	13,149	-
Prepaid expenses and other current assets	(7,939)	2,698
Accounts payable	(83,999)	64,469
Accounts payable related party	(55,585)	-
Accrued expenses and other liabilities	33,710	(75,746)
Net cash provided by (used in) operating activities	(255,115)	160,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property and equipment	(25,479)	-
Net cash used in investing activities	(25,479)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	124,808	-
Proceeds from notes payable	-	25
Payments on notes payable	(100,369)	(25,200)
Payments on notes payable, related party	(12,886)	-
Proceeds from member contributions	-	9,839
Payments for member distributions	-	(79,578)
Proceeds from sales of common stock	226,044	-
Net cash provided by (used in) financing activities	237,597	(94,914)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(42,997)	65,119

CASH AND CASH EQUIVALENTS, beginning of period	85,570	22,461

CASH AND CASH EQUIVALENTS, end of period	$42,573	$87,580

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$21,792	$5,778

Noncash investing and financing activities
Intangible assets acquired from issuance of note payable, related party	$150,000	$-
Purchase of fixed assets with note payable	41,481	-

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES, INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

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

The merger was accounted for as a reverse acquisition with MG Cleaners LLC being treated as the accounting acquirer. As such, the historical information for all periods presented prior to the merger date relate to MG Cleaners LLC. After the merger date, the information relates to the consolidated entities of SMG with its subsidiary MG Cleaners LLC.

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

On March 6, 2018 the Company filed and Information Statement with the Securities and Exchange Commission stating that it had obtained the written consent of a majority of stockholders as of the record date of January 30, 2018, to change the name of the company to “SMG Industries, Inc.” and to adopt a new incentive stock option plan with 2,000,000 shares authorized. The name change to SMG Industries Inc. went effective April 2, 2018.

The accompanying unaudited interim financial statements of SMG Industries Inc. (“we”, “our”, “SMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2017 and 2016 with are included on a Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2017 have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

Long-lived assets were evaluated for impairment and no impairment losses were incurred during the three months ended March 31, 2018 and 2017, respectively.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three months ended March 31, 2018 and 2017, 500,000 and 387,500 of stock options were considered for their dilutive effects, respectively.

Basic and Diluted Income (Loss)	March 31, 2018	March 31, 2017

Net Income (Loss)	$19,743	$136,794

Basic and Dilutive Shares:
Weighted average basic shares outstanding	9,387,325	1,408,276
Net dilutive stock options	264,563	35,074
Dilutive shares	9,651,888	1,443,350

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

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

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We implemented the new standard using the modified retrospective approach effective January 1, 2018. The adoption of this guidance did not have an impact on our consolidated financial statements within any accounting period presented.

Disaggregation of revenue

The Company disaggregates revenue between services and products or equipment revenue. All revenues are currently in the southern region of the United States. Services revenue for the three months ending March 31, 2018 and 2017 was $355,549 and $72,730, respectively. Product and equipment revenue for the three months ending March 31, 2018 and 2017 was $642,629 and $483,775, respectively.

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its negative working capital and negative cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such substantial doubt as follows: the Company will continue to generate additional revenue (and improve cash flows from operations) partly related to the Company’s expansion into a new region during 2017 and partly related to the Company wide sales initiatives already implemented. In addition, there were several one-time expenses in 2017 related to expansion to the new region and related to the merger transaction completed in September 2017. As a result, substantial doubt about the Company’s ability to continue as a going concern is alleviated.

NOTE 4 - INVENTORY

Inventory consisted of the following components at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Raw materials and supplies	$31,090	$25,863
Finished and purchased products	97,814	116,190

Total inventory	$128,904	$142,053

NOTE 5 – LONG-LIVED ASSETS

Property and equipment

Property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017

Equipment	$224,688	$236,461
Vehicles	151,497	165,867
Furniture, fixtures and other	27,465	16,607

	403,650	418,934

Less: accumulated depreciation	(232,197)	(300,155)

	$171,453	$118,779

Depreciation expense for the three months ended March 31, 2018 and December 31, 2017 was $14,286 and $72,161, respectively.

Intangible assets

Intangible assets as of March 31, 2018 are all related to the acquisition of the RigHands™ assets discussed in Note 11. The estimated useful lives of the acquired assets is 15 years which will result an annual amortization of $10,000.

Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017

RigHands™ (Trademark)	$75,000	$-
RigHands™ (Formula)	75,000

	150,000	-

Less: accumulated depreciation	(1,100)	-

	$148,900	$-

Amortization expense for the three months ended March 31, 2018 and December 31, 2017 was $1,100 and $0, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of March 31, 2018 and December 31, 2017 included the following:

	March 31, 2018	December 31, 2017

Payroll and payroll taxes payable	$54,912	$24,854
Sales tax payable	19,970	7,325
Interest payable	2,172	2,273
Credit cards payable	883	-
Inventory purchases payable	22,440	23,440
Other	2,911	11,686

Total Accrued Expenses	$103,288	$69,578

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Notes payable:

Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022	$218,859	$228,947

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021	60,495	63,752

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020	37,930	41,777

Secured funding advance agreement issued December 18, 2017, bearing effective interest of 29.8%, due in daily installments ending October 2018, net of deferred financing costs of $55,729	130,929	188,500

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023	40,381	-

	488,593	522,976

Less current maturities	(215,475)	(264,615)

Long term debt, net of current maturities	$273,118	$258,361

On October 15, 2010, the former managing member of MG Cleaners purchased MG Cleaners from the previous membership interest owners. In connection with that transaction, a $450,000 seller note was issued to the sellers.

The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by SMG, and said property is no longer occupied. The balance of this note at March 31, 2018 and December 31, 2017 was $218,859 and $228,947, respectively.

On August 14, 2017, our company refinanced a note payable for $66,348. The unsecured note bears an interest rate of 7.25% per annum, has 47 monthly payments of $1,400, with a balloon payment of $12,086 at maturity on August 1, 2021. The refinanced amount is identical to the remaining principal balance under the previous loan, thus no gain or loss has been recognized.

On February 2, 2017, we re-financed two truck notes existing with a community bank for one new note of $53,610. The term was principal and interest payments monthly over 42 months with an interest rate of 6%. The note is secured by certain trucks and equipment of the Company. The refinanced amount is identical to the remaining principal balance under the previous loan.

On January 2, 2018, we financed a truck with a note to a bank. The $41,481 note has an interest rate of 6.29% and payments of principal and interest are paid monthly. The note is secured by the truck purchased. This note matures in January 2023.

Funding Advance Agreements

On December 18, 2017, the Company received $195,000 in return for an assignment and transfer to a specialty finance company of a specified percentage of the proceeds of each collection of future receipts received by the Company, collectively “Future Receipts” until the finance company has received the purchased amount of $278,000. This transaction is accounted for as a short term secured loan, with deferred financing costs of $83,000 recognized on the date of incurrence. Deferred financing costs amortized and recognized as interest expense during the three months ended March 31, 2018 were $24,505.

Notes Payable (Related Party)

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President and the Company’s Executive Vice President and Secretary, for the purchase of RigHands™, an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. The note bears interest at the rate of 5% per year and is payable in 36 equal monthly installments of $4,496.

Accounts Receivable Financing Facility (Secured Line of Credit)

On May 11, 2017, SMG Industries, Inc., formerly SMG Indium Resources Ltd., (the “Borrower”) entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Crestmark Bank and is secured by the Borrower’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. There were no loan origination or closing fees and we paid $1,330 to Crestmark to reimburse them for documentation, legal and audit fees. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Crestmark Bank a fee of $20,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $5,000. After the second anniversary of the financing facility no exit fee is due. Crestmark has a senior security interest in the Borrower’s assets. The balance of this second line of credit was $478,783 and $353,975 as of March 31, 2018 and December 31, 2017, respectively.

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box. Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables. During the three months ending March 31, 2018, the Company received total cash proceeds of $850,213 and repaid $741,114 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition Crestmark withheld $15,709 to pay for interest and fees. Net proceeds received during the three months ending March 31, 2018 on this facility were $124,808.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

During the first quarter of 2018, the Company issued 1,140,000 shares of restricted common stock for proceeds of $228,000. Expenses of $1,956 were incurred related to raising these funds are recorded as a cost of capital.

NOTE 9 – STOCK OPTIONS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price

Outstanding, December 31, 2017	510,000	$261,700	$0.24-3.29	$0.51
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled, forfeited or expired	(10,000)	(25,150)	$2.45-2.58	$2.52
Outstanding, March 31, 2018	500,000	236,550	$0.24-3.29	$0.47
Exercisable, March 31, 2018	350,000	181,050	$0.24-3.29	$0.52

In November 2017 the Company issued 150,000 stock options with an exercise price of $0.37 that vest in three equal tranches on in November 2018, 2019 & 2020. As of December 31, 2017, this issuance represents the only unvested options. Option expense of $41,840 will be recorded over the remaining vesting term.

The weighted average remaining contractual life is approximately 3.4 years for stock options outstanding on March 31, 2018. At March 31, 2018 and December 31, 2017, there was $277,500 and $232,500, respectively, in intrinsic value of outstanding stock options.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Leases

The Company has entered into various leases for office and storage facilities for terms ranging from month to month to three years. At March 31, 2018, the Company was engaged in one month to month lease which requires a 90-day termination notice.

Effective July 15, 2017, we leased a facility in Midland, Texas for $3,000 per month for approximately 2,400 square feet of space and a shared yard with several acres of storage area. The Midland lease was for a period of 3 years and expired on July 15, 2020. This lease was cancelled by the Company with the landlord’s consent effective January 2018.

On January 22, 2018, MG Cleaners, the Company’s subsidiary entered into a two-year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa Texas providing for three lease extensions totaling six additional years. The initial rent is $6,500 per month and increases to $8,500 per month at the seventh month of the lease. After the first-year anniversary, the Company may cancel the lease with 30 days’ notice to Lessor. Lease extensions are at the discretion of the Company and have increases. The Company is responsible for the repair, maintenance, and insurance of the facility.

Rent expense for the three months ended March 31, 2018 and 2017 for these leases amounted to $31,500 and $8,580, respectively.

Future minimum lease payments in accordance with the above leases is $70,500, $102,000 and $8,500 for the fiscal years ending December 31, 2018, 2019 and 2020, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, and the Company’s Executive Vice President and Secretary, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. In connection with the Agreement, Mr. Christian agreed that he shall promptly, from time to time, fully inform and disclose to MG in writing all inventions, copyrightable material, designs, improvements and discoveries of any kind which Mr. Christian now has made, conceived or developed (including prior to the date of this Agreement), or which Mr. Christian may later make, conceive or develop, during the period of Mr. Christian’s employment with MG, which pertain to or relate to MG’s business or any of the work or business carried on by MG. In addition to the foregoing, the Agreement sets forth that all Inventions shall be the sole and exclusive property of MG, whether or not fixed in a tangible medium of expression. Mr. Christian also assigned all rights in all Inventions and in all related patents, copyrights and trademarks, trade secrets and other proprietary rights therein to MG. Mr. Christian further agreed that any copyrightable material shall be deemed to be “works made for hire” and that MG shall be deemed the author of such works under the United States Copyright Act, provided that in the event and to the extent such works are determined not to constitute “works made for hire”, Mr. Christian has irrevocably assigned and transferred to MG all right, title and interest in such works.

On September 19, 2017, in connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. As of March 31, 2018, $40,000 is still due.

NOTE 12 – SUBSEQUENT EVENTS

In April 2018, the Company issued 250,000 shares of restricted common stock for proceeds of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc., and our wholly-owned subsidiary MG Cleaners LLC.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Industries Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.  We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We have implemented the new standard using the modified retrospective approach effective January 1, 2018.  The adoption of this guidance did not have a material impact on our consolidated financial statements within any accounting period presented.

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

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s Form 10-K as filed with the SEC on April 2, 2018. Of these policies, the following are considered critical to an understanding of the Company’s condensed financial statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Share-Based Payment Arrangements, and (3) Income Taxes. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Our sales for the three months ended March 31, 2018 were $998,178, an increase of $441,673, or 79%, from $556,505 for the three months ended March 31, 2017. The increase in revenue for the three months ended March 31, 2018 is primarily attributable to increased customer activity driven by an increase in the number of active drilling rigs operating in our market, and sales increases from geographic expansion in the Permian Basin in West Texas during the period, compared to no physical presence in West Texas in the first quarter 2017. This activity increase generated a higher volume of product sales, equipment and parts sales and rig wash service revenues.

During the three months ended March 31, 2018, cost of sales decreased as a percentage of sales to $510,115, representing 51% of revenues, compared to $321,813, or 58% of revenues for the comparable 2017 period. The decrease in cost of revenues as a percentage of sales is primarily the result of operational efficiencies from higher sales volumes, more favorable sales mix driven by higher rig wash service revenues and improved supply chain economies.

For the three months ended March 31, 2018, selling, general and administrative expenses increased to $421,842, an increase of $333,623, from $88,219 for the three months ended March 31, 2017. This increase in selling, general and administrative expenses in 2018 was primarily due to higher costs associated with being a public reporting company including accounting and legal fees, higher wages from added managerial and service crew personnel in West Texas and increased insurance expense. Additionally, an amortization of deferred financing costs was $24,505 during the first quarter 2018. No holding company wages or public reporting costs or related professional fees were present in the first quarter of 2017.

Other expense, net was $46,478, an increase of $36,799 for the three months ended March 31, 2018 compared to the same period in 2017. The increase in other expense during the quarter ended March 31, 2018 resulted from higher interest expense with our revolving line of credit, funding advance agreements and notes payable, compared to $9,679 in interest expense during the three months ended March 31, 2017.

During the three months ended March 31, 2018 we realized a net income of $19,743, or $0.00 per basic and diluted earnings per share. For the three months ended March 31, 2017 we realized net income of $136,794 or $0.10 per basic and $0.09 diluted earnings per share. The net profit in the quarter ended March 31, 2018 resulted from higher revenues generating higher gross margin and operating leverage partially offset by higher selling, general and administrative expenses associated with becoming a publicly reporting entity and wage increases from West Texas expansion present during the first quarter 2018 not present in the year ago period. The basic weighted average number of shares of common stock outstanding was 9,387,325 and 1,408,276 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2018, our total assets were $1,222,865, comprised of $42,573 in cash, $655,444 in accounts receivable, $128,904 in inventory, $42,300 in assets held for sale, other prepaid expenses of $20,243 and $171,453 in net property and equipment, and $13,048 in other assets and Intangible assets, net of $148,900. This is an increase in total assets of $367,452 over the total assets at December 31, 2017 of $855,413. We have a working capital deficit as of March 31, 2018 of $307,688, compared to a working capital deficit of $442,542 at December 30, 2017.

During the three months ended March 31, 2018, we had cash used in operating activities of $255,115 compared to $160,033 of cash provided by operating activities for the three months ended March 31, 2017. The net cash used in operating activities for the three months ended March 31, 2018 consists primarily of our net income offset by increases to accounts receivable and decreases to accounts payable. During the three months ended March 31, 2017, we had cash provided by operating activities of $160,033, primarily the result of net income.

During the three months ended March 31, 2018, we had net cash used in investing activities of $25,479 from cash paid for the purchase of equipment during the period. There was no net cash provided by or used in investing activities in the comparable 2017 period.

Net cash provided by financing activities was $237,597 for the three months ended March 31, 2018, compared to net cash used in financing activities of $94,914 for the three months ended March 31, 2017. Our net cash provided by financing activities for the three months ended March 31, 2018 resulted primarily from the net proceeds from our line of credit of $124,808, and proceeds from sales of our common stock of $226,044, which was partially offset by payments on notes payable of $100,369 and payments for notes payable related party of $12,886.

Our net decrease in cash for the three months ended March 31, 2018 was $42,997, as compared to a net cash increase of $65,119 in the three months ended March 31, 2017.

At March 31, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $42,573 and $87,580, respectively. Based on the company’s current profitable profile and current sales growth rates, along with planned reduction in spending levels and normalized professional fees regarding the acquisition of MG Cleaners in September 2017, we believe cash flow will improve in 2018.

Our cash flows from operations and our available capital, including the line of credit of $1 million established in May 2017, are presently sufficient to sustain our current level of operations for the next twelve months. Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through May 15, 2019, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives such as acquisitions of products or other companies. Although, currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Historically, we have funded our capital expenditures internally through cash flow, leasing and financing arrangements. We intend to continue to fund future capital expenditures through cash flow, as well as through capital available to us pursuant to our line of credit, capital from the sale of our equity securities and through commercial leasing and financial programs.

On May 31, 2017, MG Cleaners entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financial facility provides for MG to have access to the lesser of (i) $1 million or (ii) 85% of the net amount of eligible receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of MG’s accounts receivable to Crestmark Bank and is secured by MG’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance to the terms of the financing facility. Crestmark has been granted a senior security interest in all of MG’s assets and the Company has agreed to guaranty all amounts due under the facility upon an event of default, however, the guaranty does not restrict the Company’s ability to incur debt in connection with financing its operations.

Pursuant to the terms of the financing facility, MG is not allowed to incur additional indebtedness, to create liens or other encumbrances, or to sell or otherwise dispose of MG’s assets, without the prior written consent of Crestmark. The Crestmark facility does not restrict the Company’s ability to finance its operations through the sale of its equity securities.

On December 18, 2017 MG received $195,000 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each future sale made by MG, collectively “Future Receipts” until Libertas Funding has received the purchased amount of $278,000. Pursuant to the terms of the Libertas agreement, MG cannot sell any portion of its future sales that have previously been sold to Libertas, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Libertas will be made in October 2018, at which point the Libertas agreement shall terminate by its terms.

On August 14, 2017 MG refinanced on of its notes with a community bank for $66,348. The unsecured note bears an interest rate of 7.25% per annum, has 47 monthly payments of $1,400, with a balloon payment of $12,086 at maturity on August 1, 2021. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at March 31, 2018, such disclosure controls and procedures were not effective.

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

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Interim Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2018, we sold an aggregate of 1,140,000 unregistered shares of our common stock to accredited investors for net proceeds of $228,000, pursuant to Section 4(2) of the Securities Act.

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

SMG Industries Inc.
(Registrant)

May 10, 2018	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

