Form 10-Q
period 2018-06-30
SMG Industries Inc.
filed 2018-08-13
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54391

periods beginning after December

SMG INDUSTRIES, INC.

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 13, 2018 was 10,309,190.

SMG INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$128,284	$85,570
Accounts receivable, net of allowance for doubtful accounts of $10,695	705,093	441,359
Inventory	145,486	142,053
Assets held for sale	42,300	42,300
Prepaid expenses and other current assets	120,700	25,352

Total current assets	1,141,863	736,634

Property and equipment, net of accumulated depreciation of $ 242,210 and $300,155	353,433	118,779
Other assets	12,387	-
Intangible assets, net of accumulated amortization $3,776	146,224	-

Total assets	$1,653,907	$855,413

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$441,963	$395,423
Accounts payable - related party	21,000	95,585
Accrued expenses and other liabilities	82,827	69,578
Secured line of credit	571,077	353,975
Current portion of note payable - related party	71,893	-
Current portion of unsecured notes payable	104,766	-
Current portion of secured notes payable, net	328,301	264,615
Current portion of capital lease liability	53,891	-

Total current liabilities	1,675,718	1,179,176

Long term liabilities:
Note payable - related party, net of current portion	76,513	-
Notes payable - secured, net of current portion	252,463	258,361
Capital lease liability, net of current portion	66,074	-

Total liabilities	2,070,768	1,437,537

Commitments and contingencies

Stockholders' deficit
Preferred stock - $0.001 par value; authorized 1,000,000 shares as of June 30, 2018 and December 31, 2017; issued and outstanding none at June 30, 2018 and December 31, 2017	-	-
Common stock - $0.001 par value; authorized 25,000,000 shares as of June 30, 2018 and December 31, 2017; issued and outstanding 10,259,190 and 8,865,190 at June 30, 2018 and December 31, 2017	10,259	8,865
Additional paid in capital	235,301	(56,940)
Accumulated deficit	(662,421)	(534,049)

Total stockholders' deficit	(416,861)	(582,124)

Total liabilities and stockholders' deficit	$1,653,907	$855,413

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2018 and 2017

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES	$1,167,305	$625,897	$2,165,483	$1,182,402

COST OF REVENUES	649,394	397,649	1,159,509	719,462

GROSS PROFIT	517,911	228,248	1,005,974	462,940

OPERATING EXPENSES:
Selling, general and administrative	593,140	251,350	1,014,982	339,569

Total operating expenses	593,140	251,350	1,014,982	339,569

INCOME FROM OPERATIONS	(75,229)	(23,102)	(9,008)	123,371

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	11,840	-	11,840	-
Interest expense, net	(84,726)	(43,483)	(131,204)	(53,162)

NET INCOME (LOSS)	$(148,115)	$(66,585)	$(128,372)	$70,209

Net Income Per Share
Basic	$(0.01)	$(0.05)	$(0.01)	$0.05
Diluted	$(0.01)	$(0.05)	$(0.01)	$0.05

Weighted average shares outstanding
Basic	10,234,123	1,408,276	9,808,914	1,408,276
Diluted	10,234,123	1,408,276	9,808,914	1,410,199

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2018 and 2017

(unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(128,372)	$70,209
Adjustments to reconcile net income to net cash used in operating activities:
Share based payments	14,991	-
Depreciation and amortization	34,160	38,199
Amortization of deferred financing costs	80,634	-
Gain on settlement of liabilities	(11,840)	-
Bad debt expense (recovery)	(2,093)	61
Loss on disposal of equipment	614	-
Changes in:
Accounts receivable	(261,641)	(64,389)
Inventory	(3,433)	(34,974)
Prepaid expenses and other current assets	(19,417)	(2,812)
Other assets	(12,387)	-
Accounts payable	23,492	44,470
Accounts payable related party	(45,585)	-
Accrued expenses and other liabilities	13,249	(138,980)
Net cash provided by (used in) operating activities	(317,628)	(88,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property and equipment	(54,965)	-
Net cash used in investing activities	(54,965)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	217,102	322,303
Proceeds from notes payable	171,243	25
Payments on notes payable	(206,735)	(148,014)
Proceeds on notes payable, related party	23,100	-
Payments on notes payable, related party	(24,694)	-
Payments on capital lease liability	(11,753)	-
Payments on MG Cleaners acquisition - related party	(29,000)	-
Proceeds from member contributions	-	41,784
Payments for member distributions	-	(128,209)
Proceeds from sales of common stock, net	276,044	-
Net cash provided by (used in) financing activities	415,307	87,889

NET CHANGE IN CASH AND CASH EQUIVALENTS	42,714	(327)

CASH AND CASH EQUIVALENTS, beginning of period	85,570	22,461

CASH AND CASH EQUIVALENTS, end of period	$128,284	$22,134

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$28,408	$45,666

Noncash investing and financing activities
Intangible assets acquired from issuance of note payable, related party	$150,000	$-
Purchase of fixed assets with note payable	$41,481	$-
Property and equipment purchased with capital lease	$131,718	$-
Property and equipment purchased with accounts payable	$37,488	$-
Settlement of accounts payable with common stock issuance	$2,000	$-
Prepaid expenses financed with note payable	$75,931	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES, INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On March 6, 2018 the Company filed an Information Statement with the Securities and Exchange Commission stating that it had obtained the written consent of a majority of stockholders as of the record date January 30, 2018, to change the name of the company to “SMG Industries, Inc.” and to adopt a new incentive stock option plan with 2,000,000 shares authorized under the plan, subject to the Company’s Board and any other required approvals. The name change to SMG Industries Inc. went effective April 2, 2018.

The accompanying unaudited interim financial statements of SMG Industries Inc. (“we”, “our”, “SMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2017 and 2016 which are included on the Company’s Form 10-K filed on April 2, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2017 and 2016 have been omitted.

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

Long-lived assets were evaluated for impairment and no impairment losses were incurred during the six months ended June 31, 2018 and 2017, respectively.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the six months ended June 30, 2018 and 2017, 595,000 and 360,000 of stock options were considered for their dilutive effects, respectively.

Basic and Diluted Income (Loss)	June 30, 2018	June 30, 2017

Net Income (Loss)	$(128,372)	$70,209

Basic and Dilutive Shares:
Weighted average basic shares outstanding	9,808,914	1,408,276
Net dilutive stock options	-	1,923
Dilutive shares	9,808,914	1,410,199

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently issued accounting pronouncements

Effective January 1, 2018, the Company adopted the provisions of ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs will continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 will result in most, if not all, of the Company’s post January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant) the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values.

Compensation—Stock Compensation: On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company elected to early adopt this standard in the second quarter of 2018. The adoption had no impact on the Company’s historic financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the provisions of the guidance and assessing its impact on the Company’s consolidated financial statements and disclosure.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Service revenue	$708,033	$187,436	$1,063,582	$260,166
Product revenue	459,272	438,461	1,101,901	922,236
Total revenue	$1,167,305	$625,897	$2,165,483	$1,182,402

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its negative working capital and negative cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such substantial doubt as follows. The Company will continue to generate additional revenue (and improve cash flows from operations) partly related to the Company’s expansion into a new region during 2017 and 2018 and partly related to the Company wide sales initiatives already implemented. In addition, there were several one-time expenses in 2017 related to expansion to the new region and related to the merger transaction completed in September 2017. As a result, substantial doubt about the Company’s ability to continue as a going concern is alleviated.

NOTE 4 - INVENTORY

Inventory consisted of the following components at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Raw materials and supplies	$43,275	$25,863
Finished and purchased products	102,211	116,190
Total inventory	$145,486	$142,053

NOTE 5 – LONG-LIVED ASSETS

Property and equipment

Property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017

Equipment	$410,409	$236,461
Vehicles	151,497	165,867
Furniture, fixtures and other	33,737	16,607

	595,643	418,934

Less: accumulated depreciation	(242,210)	(300,155)

	$353,433	$118,779

Depreciation expense for the six months ended June 30, 2018 and June 30, 2017 was $30,384 and $38,199, respectively.

Intangible assets

Intangible assets as of June 30, 2018 are all related to the acquisition of the RigHands™ assets discussed in Note 11. The estimated useful lives of the acquired assets is 15 years which will result in an annual amortization of $10,000.

Intangible assets at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017

RigHands (Trademark & Formula)	$150,000	$-

Less: accumulated depreciation	(3,776)	-

	$146,224	$-

Amortization expense for the six months ended June 30, 2018 and December 31, 2017 was $3,776 and $0, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of June 30, 2018 and December 31, 2017 included the following:

	June 30, 2018	December 31, 2017

Payroll and payroll taxes payable	$46,710	$24,854
Sales tax payable	32,486	7,325
Interest payable	2,103	2,273
Inventory purchases payable	-	23,440
Other	1,528	11,686

Total Accrued Expenses	$82,827	$69,578

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of June 30, 2018 and December 31, 2017:

Secured

	June 30,	December 31,
	2018	2017
Notes payable:

Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022	$208,619	$228,947

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021	57,382	63,752

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020	34,001	41,777

Secured funding advance agreement issued December 18, 2017, bearing effective interest of 29.8%, due in daily installments ending October 2018, net of deferred financing costs of $0 and$55,729, respectively	-	188,500

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023	39,184	-

Secured funding advance agreement issued June 27, 2018, bearing effective interest of 20%, due in daily installments ending April 2019, net of deferred financing costs of $104,599	241,578	-

	580,764	522,976

Less current maturities	(328,301)	(264,615)

Long term debt, net of current maturities	$252,463	$258,361

On October 15, 2010, the former managing member of MG Cleaners purchased MG Cleaners from the previous membership interest owners. In connection with that transaction, a $450,000 seller note was issued to the sellers.

The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by SMG, and said property is no longer occupied. The balance of this note at June 30, 2018 and December 31, 2017 was $208,619 and $228,947, respectively.

On August 14, 2017, we refinanced a note payable for $66,348. The unsecured note bears an interest rate of 7.25% per annum, has 47 monthly payments of $1,400, with a balloon payment of $12,086 at maturity on August 1, 2021. The refinanced amount is identical to the remaining principal balance under the previous loan, thus no gain or loss has been recognized.

On February 2, 2017, we refinanced two truck notes existing with a community bank for one new note of $53,610. The term was principal and interest payments monthly over 42 months with an interest rate of 6%. The note is secured by certain trucks and equipment of the Company. The refinanced amount is identical to the remaining principal balance under the previous loan.

On January 2, 2018, we financed a truck with a note to a bank. The $41,481 note has an interest rate of 6.29% and payments of principal and interest are paid monthly. The note is secured by the truck purchased. This note matures in January 2023.

Funding Advance Agreements – included with secured notes

On December 18, 2017, we received $195,000 in return for an assignment and transfer to a specialty finance company of a specified percentage of the proceeds of each collection of future receipts received by usr, collectively “Future Receipts” until the finance company has received the Purchased Amount of $278,000. This transaction is accounted for as a short term secured loan, with deferred financing costs of $83,000 recognized on the date of incurrence.

On June 27, 2018, our company re-financed and paid off the above December 18, 2017 note. This was accounted for as an extinguishment of the old note. During the six months ended June 30, 2018, $80,233 of debt discount was amortized to interest expense related to the old instrument. The new facility had an original principal balance of $347,500. In conjunction with the new note we received $139,243 of proceeds, applied $103,257 towards the payoff of the old instrument and recorded deferred financing cost of $105,000 as a debt discount. Payments of principal and interest are paid daily. This note matures in April 2019. During the quarter ended June 30, 2018, $401 of debt discount was amortized to interest expense.

Future maturities of the above secured notes payable are as follows:

2018	$192,578
2019	178,182
2020	78,913
2021	81,523
2022	48,765
2023	803
$580,764

Notes Payable - Unsecured

	June 30,	December 31,
	2018	2017
Notes payable:

Financed insurance premium, Note Payable issued on June 8, 2018, bearing interest of 6.5% per year and due in monthly installments ending April 1, 2019	$45,431	$-

Financed insurance premium, Note Payable issued May 1, 2018, bearing interest of 8% per year, due in monthly installments ending March 1, 2019	27,335	-

Unsecured note payable with a shareholder who controls approximately 7.5% of votes. Issued on May 10, 2018, verbal agreement, due on demand and 0% interest per year	32,000	-

	104,766	-

Less current maturities	(104,766)	-

Long term debt, net of current maturities	$-	$-

Notes Payable (Related Party)

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. The note bears interest at the rate of 5% per year and is payable in 36 equal monthly installments of $4,496. As of June 30, 2018, $125,306 remains outstanding with $48,793 included as a current liability.

In June 2018, Stephen Christian advanced $23,100 to the Company to be used in operations. The advance is due on demand and non-interest bearing.

Capital Lease Liability

During the six months ended June 30, 2018 the Company entered into a capital lease arrangement to purchase various equipment to be used in operations. Title to the equipment will be transferred to the Company at the completion of the lease payments. The Company purchased $146,354 of equipment payable through May 2020. A down payment of $20,607 was due at inception followed by 23 monthly payments of $5,972 and a final payment of $13,172. As of June 30, 2018, $111,965 remains outstanding with $53,891 included as a current liability.

Accounts Receivable Financing Facility (Secured Line of Credit)

On May 11, 2017, SMG Industries, Inc., formerly SMG Indium Resources Ltd., (the “Borrower”) entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Crestmark Bank and is secured by the Borrower’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. There were no loan origination or closing fees and we paid $1,330 to Crestmark to reimburse them for documentation, legal and audit fees. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Crestmark Bank a fee of $20,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $5,000. After the second anniversary of the financing facility no exit fee is due. Crestmark has a senior security interest in the Borrower’s assets. The balance of this second line of credit was $571,077 and $353,975 as of June 30, 2018 and December 31, 2017, respectively.

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box. Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables. During the six months ended June 30, 2018, the Company received total cash proceeds of $2,000,300 and repaid $1,819,803 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition Crestmark withheld $36,605 to pay for interest and fees.  Net proceeds received during the six months ended June 30, 2018 on this facility were $217,102.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the six months ended June 30, 2018, the Company issued 1,390,000 common shares for proceeds of $278,000 from accredited investors. Expenses of $1,956 were incurred related to raising these funds are recorded as a cost of capital.

During the six months ended June 30, 2018, the Company issued 4,000 common shares in settlement of accounts payable of $2,000 resulting in a loss on settlement of $600.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary stock option and warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price

Outstanding, December 31, 2017	510,000	$261,700	$0.24-3.29	$0.51
Granted	100,000	75,000	$0.75	$0.75
Exercised	-	-	-	-
Cancelled, forfeited or expired	(15,000)	(39,400)	$2.45-2.85	$2.63
Outstanding, June 30, 2018	595,000	$297,300	$0.24-3.29	$0.50
Exercisable, June 30, 2018	353,337	$173,053	$0.24-3.29	$0.49

In November 2017 the Company issued 150,000 stock options with an exercise price of $0.37 that vest in three equal tranches in November 2018, 2019 and 2020. Option expense of $41,840 will be recorded over the vesting term.

In May 2018 the Company issued 100,000 stock warrants with an exercise price of $0.75 that vest in twelve equal monthly tranches following issuance. The warrants expire five years after issuance. Warrant expense of $51,567 will be recorded over the vesting term. The Company valued the warrants using the Black-Scholes model with the following key assumptions: Stock price, $0.56, Exercise price, $0.75, Term 5 years, Volatility 159%, Discount rate, 2.9%.

During the six months ended June 30, 2018, $14,991 of expenses was recorded related to the above options and warrants.

The weighted average remaining contractual life is approximately 3.5 years for stock options and warrants outstanding on June 30, 2018. At June 30, 2018 and December 31, 2017, there was $210,000 and $232,500, respectively, in intrinsic value of outstanding stock options and warrants.

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

On January 22, 2018, MG Cleaners, the Company’s subsidiary entered into a two-year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa, Texas providing for three lease extensions totaling six additional years. The initial rent is $6,500 per month and increases to $8,500 per month at the seventh month of the lease. After the first-year anniversary, the Lessee may cancel the lease with 30 days’ notice to Lessor. Lease extensions are at the discretion of the Lessee and have increases. The Company is responsible for the repair, maintenance, and insurance of the facility.

On June 1, 2018, MG Cleaners, the Company’s subsidiary entered into an operating lease for a new location in Alice, Texas. The lease is a term of six months commencing on June 1, 2018 with monthly payments due of $2,500. A deposit of $1,250 was paid with the commencement of the lease.

On June 18, 2018 the Company entered into an operating lease for corporate office space in Houston, Texas. The lease is a term of three years commencing on August 1, 2018 with monthly payments due of $2,620. A deposit was due in July 2018 for $5,240.

Rent expense for the six months ended June 30, 2018 and 2017 for these leases amounted to $60,145 and $14,830, respectively.

Future minimum lease payments in accordance with the above leases is $95,220, $169,440, $60,940 and $15,720 for the fiscal years ending December 31, 2018, 2019, 2020 and 2021, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademark branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. In connection with the Agreement, Mr. Christian agreed that he shall promptly, from time to time, fully inform and disclose to MG in writing all inventions, copyrightable material, designs, improvements and discoveries of any kind which Mr. Christian now has made, conceived or developed (including prior to the date of this Agreement), or which Mr. Christian may later make, conceive or develop, during the period of Mr. Christian’s employment with MG, which pertain to or relate to MG’s business or any of the work or business carried on by MG. In addition to the foregoing, the Agreement sets forth that all Inventions shall be the sole and exclusive property of MG, whether or not fixed in a tangible medium of expression. Mr. Christian also assigned all rights in all Inventions and in all related patents, copyrights and trademarks, trade secrets and other proprietary rights therein to MG. Mr. Christian further agreed that any copyrightable material shall be deemed to be “works made for hire” and that MG shall be deemed the author of such works under the United States Copyright Act, provided that in the event and to the extent such works are determined not to constitute “works made for hire”, Mr. Christian has irrevocably assigned and transferred to MG all right, title and interest in such works.

On September 19, 2017, in connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. During the six months ended June 30, 2018, $29,000 was repaid leaving, $21,000 as still due. The amounts are included in Accounts Payable related party

On October 31, 2017, and made effective September 20, 2017, the Company entered into an employment agreement with Stephen Christian, the former Managing Member, and current President, of our subsidiary MG Cleaners LLC. The term is for three years with a monthly salary of $8,333 for the first six months of the effective date and $10,000 a month thereafter. Other terms include payment of Mr. Christian’s health care insurance, use of a company truck and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Christian six months’ severance pay.

On October 31, 2017, and made effective October 1, 2017, the Company entered into an employment agreement with Matthew Flemming, our Chief Executive Officer. The term is for three years with a monthly salary of $15,000 for the period. The terms of the agreement also include providing health care, auto allowance of $750 per month if a car is not provided by the Company, and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Flemming six months’ severance pay. As of June 30, 2018, Mr. Flemming is owed $0 related to prior expenses paid on behalf of the Company.

During the six months ended June 30, 2018, Stephen Christian advanced $23,100 to the Company with no specific repayment terms or stated interest rate.

NOTE 12 – SUBSEQUENT EVENTS

In July 2018, the Company entered into an agreement to purchase a residential property in Odessa, Texas. The location will be used to provide housing to work crews while servicing locations in the area. The contract is subject to the Company securing financing for the purchase. Related to this property, the Company entered into a lease for a 90-day period with total lease payments of $9,000 and a $5,000 deposit both of which were paid at the commencement of this term.

In July 2018, the Company granted 50,000 stock options to a consultant with a five-year term and an exercise price of $0.79. The options vest annually over a three-year period with the first one-third vesting July 10, 2019.

In July 2018, the Company entered into two, one-year advisory services agreements. Each agreement requires the issuance of 25,000 shares of common stock as payment for the services.

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

Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted the provisions of ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs will continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 will result in most, if not all, of the Company’s post January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant) the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the provisions of the guidance and assessing its impact on the Company’s consolidated financial statements and disclosure.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Our sales for the three months ended June 30, 2018 were $1,167,305, an increase of $541,408, or 86.5%, from $625,897 for the three months ended June 30, 2017. The increase in revenue for the three months ended June 30, 2018 is primarily attributable to increased customer activity driven by an increase in the number of customers we received orders from in our market, as well as an increase in the drilling rig count compared to the year ago period. This increase in number of customers, and increased drilling rig count generated a higher volume of product sales, equipment and parts sales, rentals and rig wash service revenues during the 2018 period.

During the three months ended June 30, 2018, cost of sales decreased as a percentage of sales to 55.6% of revenues, or $649,394, compared to 63.5% of revenues or $397,649, for the comparable 2017 period. The decrease in cost of revenues as a percentage of sales is primarily the result of operational efficiencies from higher sales volumes, more favorable sales mix driven by higher product sales, rentals, part sales and service revenues.

For the three months ended June 30, 2018, selling, general and administrative expenses increased to $593,140, an increase of $341,790, from $251,350 for the three months ended June 30, 2017. This increase in selling, general and administrative expenses in 2018 was primarily due to higher costs associated with being a public reporting company including accounting and legal fees, higher wages from added managerial and service crew personnel in West Texas and increased insurance expense. Additionally, an amortization of deferred financing costs was $56,129 during the second quarter 2018. No holding company wages or public reporting costs or related professional fees were present in the second quarter of 2017.

Other expense, net was $73,212, an increase of $29,729 for the three months ended June 30, 2018 compared to the same period in 2017. The increase in other expense during the three months ended June 30, 2018 resulted from higher interest expense with our revolving line of credit, funding advance agreements and notes payable, compared to $43,483 in interest expense during the three months ended June 30, 2017.

During the three months ended June 30, 2018 we incurred a net loss of $148,441, or $0.01 per basic and diluted earnings per share. For the three months ended June 30, 2017 we incurred a net loss of $66,585 or $0.05 per basic and diluted earnings per share. The net loss in the quarter ended June 30, 2018 resulted from higher revenues generating higher gross margin and operating leverage offset by higher selling, general and administrative expenses associated with becoming a publicly reporting entity, higher professional fees, increased insurance expenses and wage increases from West Texas expansion present during the three month period ended June 30, 2018 not present in the year ago period. The basic weighted average number of shares of common stock outstanding was 10,234,123 and 1,408,276 for the three months ended June 30, 2018 and 2017, respectively.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Our sales for the six months ended June 30, 2018 were $2,165,483, an increase of $983,081, or 83.1%, from $1,182,402 for the six months ended June 30, 2017. The increase in revenue for the six months ended June 30, 2018 is primarily attributable to an increase in the number of customers we received orders from and increased activity driven by an increase in the number of active drilling rigs operating in our market. This activity increase generated a higher volume of product sales, equipment, parts sales, rentals and service revenues.

During the six months ended June 30, 2018, cost of sales decreased as a percentage of sales to 53.5% of revenues or $1,159,509, compared to 60.8% of revenues or $719,462 for the comparable 2017 period. The decrease in cost of revenues as a percentage of sales is primarily the result of operational efficiencies from higher sales volumes, more favorable sales mix driven by higher product sales, part sales, rentals and service revenues.

For the six months ended June 30, 2018, selling, general and administrative expenses increased to $1,014,982, an increase of $675,413, from $339,569 for the six months ended June 30, 2017. This increase in selling, general and administrative expenses in 2018 was primarily due to higher costs associated with being a public reporting company including accounting and legal fees, higher wages from added managerial and service crew personnel in West Texas and increased insurance expense. Additionally, an amortization of deferred financing costs was $80,634 during the first six months of 2018. No holding company wages or public reporting costs or related professional fees were present in the first six months of 2017.

Other expense, net was $119,690, an increase of $66,528 for the six months ended June 30, 2018 compared to the same period in 2017. The increase in other expense during the six months ended June 30, 2018 resulted from higher interest expense with our revolving line of credit, funding advance agreements and notes payable, compared to $53,162 in interest expense during the six months ended June 30, 2017.

During the six months ended June 30, 2018 we incurred a net loss of $128,698, or $.01 per basic and diluted earnings per share. For the six months ended June 30, 2017 we realized net income of $70,209 or $0.05 per basic and diluted earnings per share. The net loss in the six month period ended June 30, 2018 resulted from higher revenues generating higher gross margin and operating leverage offset by higher selling, general and administrative expenses associated with becoming a publicly reporting entity and wage increases including from West Texas expansion, increased insurance expense present during the six months ended 2018. The public company expenses and professional fees were not present in the year ago 2017 period. The basic weighted average number of shares of common stock outstanding was 9,808,914 and 1,408,276 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of June 30, 2018, our total assets were $1,653,907, comprised of $128,284 in cash, $705,093 in accounts receivable, $145,486 in inventory, $42,300 in assets held for sale, other prepaid expenses of $120,700, $353,433 in net property and equipment, and $12,387 in other assets and Intangible assets, net of $146,224. This is an increase in total assets of $798,494 over the total assets at December 31, 2017 of $855,413. As of June 30, 2018, we have a working capital deficit of $533,855, compared to a working capital deficit of $442,542 at December 30, 2017.

During the six months ended June 30, 2018, we had cash used in operating activities of $317,628 compared to $88,216 of cash used in operating activities for the six months ended June 30, 2017. The net cash used in operating activities for the six months ended June 30, 2018 consists primarily of our net loss and changes in accounts receivable, account payable, related party and other current assets, partially offset by increases to amortization of deferred financing costs, accounts payable, depreciation and share based payments. During the six months ended June 30, 2017, we had cash used in operating activities of $88,216, primarily the result of a $70,209 net income offset by changes in accrued expenses, accounts receivable and inventory.

During the six months ended June 30, 2018, we had net cash used in investing activities of $54,965 from cash paid for the purchase of equipment during the period. There was no net cash provided by or used in investing activities in the comparable 2017 period.

Net cash provided by financing activities was $415,307 for the six months ended June 30, 2018, compared to net cash provided by financing activities of $87,889 for the six months ended June 30, 2017. Our net cash provided by financing activities for the six months ended June 30, 2018 resulted primarily from the net proceeds from our line of credit of $217,102, proceeds from the issuance of notes payable of $171,243 (includes $32,000 related party note) and proceeds from sales of our common stock of $276,044, which was partially offset by payments on notes payable of $206,735 and payments for notes payable related party of $24,694.

Our net increase in cash for the six months ended June 30, 2018 was $42,714, as compared to a net cash decrease of $327 in the six months ended June 30, 2017.

At June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $128,284 and $85,570, respectively. Based on the company’s current revenue and gross margin, along with anticipated industry trends and continued sales growth rates, we believe cash flow will improve in the second half of 2018.

Our cash flows from operations and our available capital, including the line of credit of $1 million established in May 2017, are presently sufficient to sustain our current level of operations for the next twelve months. Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through August 10, 2019, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives such as acquisitions of products or other companies. Although, currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Historically, we have funded our capital expenditures internally through cash flow, leasing and financing arrangements. We intend to continue to fund future capital expenditures through cash flow, as well as through capital available to us pursuant to our line of credit, capital from the sale of our equity securities and through commercial leasing and financial programs.

On May 31, 2017, MG Cleaners entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financial facility provides for MG to have access to the lesser of (i) $1 million or (ii) 85% of the net amount of eligible receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of MG’s accounts receivable to Crestmark Bank and is secured by MG’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the terms of the financing facility. Crestmark has been granted a senior security interest in all of MG’s assets and the Company has agreed to guaranty all amounts due under the facility upon an event of default, however, the guaranty does not restrict the Company’s ability to incur debt in connection with financing its operations.

Pursuant to the terms of the financing facility, MG is not allowed to incur additional indebtedness, to create liens or other encumbrances, or to sell or otherwise dispose of MG’s assets, without the prior written consent of Crestmark. The Crestmark facility does not restrict the Company’s ability to finance its operations through the sale of its equity securities.

On June 30, 2018 MG received $250,000 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each future sale made by MG, collectively “Future Receipts” until Libertas has received the purchased amount of $347,500. Pursuant to the terms of the Libertas agreement, MG cannot sell any portion of its future sales that have previously been sold to Libertas, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Libertas will be made in April 2019, at which point the Libertas agreement shall terminate by its terms. In connection with this transaction, the remaining amounts due to Libertas at June 30, 2018 pursuant to the December 18, 2017 transaction with Libertas described below, were repaid in full.

On December 18, 2017 MG received $195,000 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each future sale made by MG, collectively “Future Receipts” until Libertas has received the purchased amount of $278,000. Pursuant to the terms of the Libertas agreement, MG cannot sell any portion of its future sales that have previously been sold to Libertas, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Libertas will be made in October 2018, at which point the Libertas agreement shall terminate by its terms.

On August 14, 2017 MG refinanced one of its notes with a community bank for $66,348. The unsecured note bears an interest rate of 7.25% per annum, has 47 monthly payments of $1,400, with a balloon payment of $12,086 at maturity on August 1, 2021. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations.

Off-Balance-Sheet Transactions

We are not party to any off-balance-sheet transactions.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at June 30, 2018, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2018, we sold an aggregate of 250,000 shares of our common stock, for aggregate proceeds of $50,000, in a private offering to accredited investors pursuant to exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. Proceeds from the sales of our common stock were used for working capital and general corporate purposes.

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

SMG Industries Inc.
(Registrant)

August 13, 2018	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

