Form 10-Q
period 2018-09-30
SMG Industries Inc.
filed 2018-11-09
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 9, 2018 was 11,346,690.

SMG INDUSTRIES INC.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$251,208	$85,570
Accounts receivable, net of allowance for doubtful accounts of $12,500 and $10,695	645,540	441,359
Inventory	148,495	142,053
Assets held for sale	42,300	42,300
Prepaid expenses and other current assets	74,779	25,352

Total current assets	1,162,322	736,634

Property, equipment and rental assets, net of accumulated depreciation of $ 272,484 and $300,155	1,026,575	118,779
Other assets	32,541	-
Intangible assets, net of accumulated amortization $6,275	143,725	-

Total assets	$2,365,163	$855,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$577,860	$395,423
Accounts payable - related party	21,000	95,585
Accrued expenses and other liabilities	148,272	69,578
Secured line of credit	488,912	353,975
Current portion of note payable - related party	69,694	-
Current portion of unsecured notes payable	96,851	-
Current portion of secured notes payable, net	256,182	264,615
Current portion of capital lease liability	56,441	-

Total current liabilities	1,715,212	1,179,176

Long term liabilities:
Convertible note payable, net	150,417	-
Note payable - related party, net of current portion	63,936	-
Notes payable - secured, net of current portion	231,105	258,361
Capital lease liability, net of current portion	51,002	-

Total liabilities	2,211,672	1,437,537

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; authorized 1,000,000 shares as of September 30, 2018 and December 31, 2017; issued and outstanding none at September 30, 2018 and December 31, 2017	-	-
Common stock - $0.001 par value; authorized 25,000,000 shares as of September 30, 2018 and December 31, 2017; issued and outstanding 11,316,690 and 8,865,190 at September 30, 2018 and December 31, 2017	11,317	8,865
Additional paid in capital	1,084,289	(56,940)
Accumulated deficit	(942,115)	(534,049)

Total stockholders' equity (deficit)	153,491	(582,124)

Total liabilities and stockholders' equity (deficit)	$2,365,163	$855,413

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2018 and 2017

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES	$1,026,949	$620,084	$3,192,432	$1,802,486

COST OF REVENUES	582,922	234,374	1,742,431	953,836

GROSS PROFIT	444,027	385,710	1,450,001	848,650

OPERATING EXPENSES:
Selling, general and administrative	667,277	774,366	1,682,259	1,113,934

Total operating expenses	667,277	774,366	1,682,259	1,113,934

LOSS FROM OPERATIONS	(223,250)	(388,656)	(232,258)	(265,284)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of liabilities	(2,549)	-	9,291	-
Gain (loss) on sale of assets	14,000	-	14,000	-
Interest expense, net	(67,895)	(23,970)	(199,099)	(77,132)

NET LOSS	$(279,694)	$(412,626)	$(408,066)	$(342,416)

Net Income Per Share
Basic	$(0.03)	$(0.19)	$(0.04)	$(0.21)
Diluted	$(0.03)	$(0.19)	$(0.04)	$(0.21)

Weighted average shares outstanding
Basic	10,336,470	2,176,200	9,986,415	1,665,192
Diluted	10,336,470	2,176,200	9,986,415	1,665,192

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

(FORMERLY: SMG INDIUM RESOURCES LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2018 and 2017

(unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(408,066)	$(342,416)
Adjustments to reconcile net income to net
cash used in operating activities:
Share based payments	42,012	211,321
Depreciation and amortization	66,933	57,154
Amortization of deferred financing costs	117,972	39,481
Gain on settlement of liabilities	(9,291)	-
Bad debt expense (recovery)	10,407	3,285
Impairment expense	-	24,666
Gain on disposal of equipment	(13,386)	-
Changes in:
Accounts receivable	(214,588)	(206,395)
Inventory	(6,442)	(104,018)
Prepaid expenses and other current assets	26,504	7,009
Other assets	(32,541)
Accounts payable	207,911	333,648
Accounts payable related party	(45,585)
Accrued expenses and other liabilities	78,694	(53,949)
Net cash provided by (used in) operating activities	(179,466)	(30,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	-	21,164
Proceeds from the sale of property and equipment	14,000	-
Cash paid for purchase of property and equipment	(95,869)	-
Net cash used in investing activities	(81,869)	21,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	134,937	91,927
Proceeds from notes payable	211,243	151,175
Payments on notes payable	(367,572)	(194,257)
Proceeds on notes payable, related party	43,100	-
Payments on notes payable, related party	(67,504)	-
Proceeds on convertible notes payable	250,000	-
Payments on capital lease liability	(24,275)	-
Payments on MG Cleaners acquisition - related party	(29,000)	-
Proceeds from member contributions	-	110,081
Payments for member distributions	-	(192,507)
Proceeds from sale of member interest	-	3,170
Proceeds from sales of common stock, net	276,044	115,000
Net cash provided by (used in) financing activities	426,973	84,589

NET CHANGE IN CASH AND CASH EQUIVALENTS	165,638	75,539

CASH AND CASH EQUIVALENTS, beginning of period	85,570	22,461

CASH AND CASH EQUIVALENTS, end of period	$251,208	$98,000

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$79,146	$43,243

Noncash investing and financing activities
Purchase of intangible assets with note payable, related party	$150,000	$-
Purchase of fixed asset with notes payable	$41,481	$-
Capital lease additions	$131,718	$-
Prepaid expenses financed with notes payable	$75,931	$-
Expenses paid by related party	$8,034	$-
Stock issued for accounts payable	$5,000	$-
Common shares issued for purchase of fixed assets	$700,000	$5,000
Beneficial conversion feature on convertible notes payable	$100,000	$-
Debt discount from issuance of common stock warrants	$17,476	$-
Payments on notes payable from secured line of credit proceeds	$-	$96,512
Payments on accrued liabilities from secured line of credit proceeds	$-	$75,729
Recapitalization of MG Cleaners, LLC	$-	$310
Reclassification of assets held for sale	$-	$45,000

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

The Company is an emerging growth oilfield service business focused on the drilling market segment in the domestic United States pursuant to which we offer the following products and services: (i) product sales for the oilfield industry including degreasers, surfactants and detergents focused oilfield cleaning, industrial cleaning, fleet and equipment cleaning; (ii) equipment sales for the oilfield industry including centrifugal pumps and industrial pressure washers; (iii) parts sales for our installed base on equipment, including water guns, hoses and fittings; (iv) service crews for the oilfield industry related to drilling rig wash and on location equipment repair, and (v) rentals of bottom hole assembly tools including stabilizers and crossovers rented by directional drillers for their drilling applications.

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

Long-lived assets were evaluated for impairment and no impairment losses were incurred during the nine months ended September 30, 2018 and 2017, respectively.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the nine months ended September 30, 2018 and 2017, 1,165,000 and 370,000 of convertible notes, stock options and warrants were considered for their dilutive effects, respectively.

Basic and Diluted Income (Loss)	September 30, 2018	September 30, 2017

Net Income (Loss)	$(408,066)	$(342,416)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	9,986,415	1,665,192
Net dilutive stock options	-	-
Dilutive shares	9,986,415	1,665,192

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

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Service revenue	$450,376	$171,926	$1,513,958	$432,092
Product revenue	576,573	448,158	1,678,474	1,370,394
Total revenue	$1,026,949	$620,084	$3,192,432	$1,802,486

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

NOTE 4 - INVENTORY

Inventory consisted of the following components at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Raw materials and supplies	$38,750	$25,863
Finished and purchased products	109,745	116,190

Total inventory	$148,495	$142,053

NOTE 5 – LONG-LIVED ASSETS

Property and equipment

Property and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017

Equipment	$361,030	$236,461
Rental equipment	700,000	-
Vehicles	200,876	165,867
Furniture, fixtures and other	37,153	16,607

	1,299,059	418,934

Less: accumulated depreciation	(272,484)	(300,155)

	$1,026,575	$118,779

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $60,658 and $57,154, respectively.

Intangible assets

Intangible assets as of September 30, 2018 are all related to the acquisition of the RigHands™ assets discussed in Note 11. The estimated useful lives of the acquired assets is 15 years which will result in an annual amortization of $10,000.

Intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017

RigHands (Trademark & Formula)	$150,000	$-

	150,000	-

Less: accumulated depreciation	(6,275)	-

	$143,725	$-

Amortization expense for the nine months ended September 30, 2018 and 2017 was $6,275 and $0, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of September 30, 2018 and December 31, 2017 included the following:

	September 30, 2018	December 31, 2017

Payroll and payroll taxes payable	$86,655	$24,854
Sales tax payable	51,904	7,325
Interest payable	1,708	2,273
Inventory purchases payable	-	23,440
Other	8,005	11,686

Total Accrued Expenses	$148,272	$69,578

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Notes payable:

Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022	$194,725	$228,947

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021	54,211	63,752

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020	30,013	41,777

Secured funding advance agreement issued December 18, 2017, bearing effective interest of 29.8%, due in daily installments ending October 2018, net of deferred financing costs of $0 and$55,729, respectively	-	188,500

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023	37,388	-

Secured funding advance agreement issued June 27, 2018, bearing effective interest of 20%, due in daily installments ending April 2019, net of deferred financing costs of $104,599	170,950	-

	487,287	522,976

Less current maturities	(256,182)	(264,615)

Long term debt, net of current maturities	$231,105	$258,361

Secured

On October 15, 2010, the former managing member of MG Cleaners purchased MG Cleaners from the previous membership interest owners. In connection with that transaction, a $450,000 seller note was issued to the sellers.

The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by SMG, and said property is no longer occupied. The balance of this note at September 30, 2018 and December 31, 2017 was $194,725 and $228,947, respectively.

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

Funding Advance Agreements – included with secured notes

On December 18, 2017, we received $195,000 in return for an assignment and transfer to a specialty finance company of a specified percentage of the proceeds of each collection of future receipts received by us, collectively “Future Receipts” until the finance company has received the Purchased Amount of $278,000. This transaction is accounted for as a short term secured loan, with deferred financing costs of $83,000 recognized on the date of incurrence.

On June 27, 2018, our company re-financed and paid off the above December 18, 2017 note. This was accounted for as an extinguishment of the old note. During the nine months ended September 30, 2018, $80,233 of debt discount was amortized to interest expense related to the old instrument. The new facility had an original principal balance of $347,500. In conjunction with the new note we received $139,243 of proceeds, applied $103,257 towards the payoff of the old instrument and recorded deferred financing cost of $105,000 as a debt discount. Payments of principal and interest are paid daily. This note matures in April 2019. During the nine months ended September 30, 2018, $31,045 of debt discount was amortized to interest expense.

Future maturities of the above secured notes payable are as follows:

2018	$96,086
2019	181,174
2020	78,911
2021	81,522
2022	48,764
2023	830
$487,287

Notes Payable - Unsecured

	September 30,	December 31,
	2018	2017
Notes payable:

Financed insurance premium, Note Payable issued on June 8, 2018, bearing interest of 6.5% per year and due in monthly installments ending April 1, 2019	$43,050	$-

Unsecured note payable with a shareholder who controls approximately 7.5% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 and 10% interest per year, balance of payable is due on demand	65,000	-

	108,050	-
Less, discount	(11,199)	-
	96,851	-

Less current maturities	(96,851)	-

Long term debt, net of current maturities	$-	$-

Notes Payable (Related Party)

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. The note bears interest at the rate of 5% per year and is payable in 36 equal monthly installments of $4,496. As of September 30, 2018, $113,346 remains outstanding with $49,410 included as a current liability.

During the nine months ended September 30, 2018, Stephen Christian advanced $43,100 to the Company, was repaid $30,850 by the Company, and paid $8,034 of expense on behalf of the Company. As of September 30, 2018, $20,284 remains outstanding with no specific repayment terms or stated interest rate.

Capital Lease Liability

During the nine months ended September 30, 2018 the Company entered into a capital lease arrangement to purchase various equipment to be used in operations. Title to the equipment will be transferred to the Company at the completion of the lease payments. The Company purchased $146,354 of equipment payable through May 2020. A down payment of $20,607 was due at inception followed by 23 monthly payments of $5,972 and a final payment of $13,172. As of September 30, 2018, $107,443 remains outstanding with $56,441 included as a current liability.

Accounts Receivable Financing Facility (Secured Line of Credit)

On May 11, 2017, SMG Industries, Inc., formerly SMG Indium Resources Ltd., (the “Borrower”) entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Crestmark Bank and is secured by the Borrower’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. There were no loan origination or closing fees and we paid $1,330 to Crestmark to reimburse them for documentation, legal and audit fees. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Crestmark Bank a fee of $20,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $5,000. After the second anniversary of the financing facility, no exit fee is due. Crestmark has a senior security interest in the Borrower’s assets. The balance of this line of credit was $488,912 and $353,975 as of September 30, 2018 and December 31, 2017, respectively.

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box. Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables. During the nine months ended September 30, 2018, the Company received total cash proceeds of $2,919,038 and repaid $2,837,610 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $53,509 to pay for interest and fees.  Net proceeds received during the nine months ended September 30, 2018 on this facility were $134,937.

Convertible Notes Payable

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual accredited investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the nine months ended September 30, 2018, $417 of the discount was amortized.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the nine months ended September 30, 2018, the Company issued 1,390,000 common shares for proceeds of $278,000 from accredited investors. Expenses of $1,956 were incurred related to raising these funds are recorded as a cost of capital.

During the nine months ended September 30, 2018, the Company issued 11,500 common shares in settlement of accounts payable of $5,000 resulting in a loss on settlement of $3,149.

During the nine months ended September 30, 2018, the Company issued a total of 50,000 common shares to two consultants for services. The fair value of the shares of $39,500 will be recognized over a one-year service period ending July 2019. During the nine months ended September 30, 2018 $8,229 of expense was recognized.

On September 28, 2018, in connection with an asset purchase agreement the Company issued an aggregate of 1,000,000 shares of its common stock to the sellers. The assets consist of approximately 850 downhole oil tools which include stabilizers, crossovers, drilling jars, roller reamers and bit subs, including both non-mag and steel units. The Company plans to rent these assets to customers. The transaction was valued at $700,000 based on the fair value of the common shares on the date of issuance and will be depreciated over the estimated asset life of ten years.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price

Outstanding, December 31, 2017	510,000	$261,700	$.24-3.29	$0.51
Granted	150,000	114,500	$.75-.79	$0.76
Exercised	-	-	-	-
Cancelled, forfeited or expired	(20,000)	(55,850)	$2.45-3.29	$2.79
Outstanding, September 30, 2018	640,000	$320,350	$.24-3.29	$0.50
Exercisable, September 30, 2018	373,336	$175,352	$.24-2.18	$0.47

In November 2017 the Company issued 150,000 stock options with an exercise price of $0.37 that vest in three equal tranches on in November 2018, 2019 & 2020. Option expense of $41,840 will be recorded over the vesting term.

In May 2018 the Company issued 100,000 stock warrant with an exercise price of $0.75 that vest in twelve equal monthly tranches following issuance. The warrants expire five years after issuance. Warrant expense of $51,567 will be recorded over the vesting term.

In July 2018, the Company granted 50,000 stock options to a consultant with a five-year term and an exercise price of $0.79. The options vest annually over a three-year period with the first one-third vesting July 10, 2019.

The Company valued the options issued during the nine months ended September 30, 2018 using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.56 - $0.75, Exercise price, $0.75 - $0.79, Term 5 years, Volatility 158% - 159%, Discount rate, 2.8% - 2.9%. During the nine months ended September 30, 2018, $33,781 of expenses was recorded related to the above options and warrants.

The weighted average remaining contractual life is approximately 3.3 years for stock options outstanding on September 30, 2018. At September 30, 2018 and December 31, 2017, there was $97,500 and $232,500, respectively, in intrinsic value of outstanding stock options.

Summary stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price

Outstanding, December 31, 2017	-	$-	-	-
Granted	25,000	18,750	$0.75	$0.75
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, September 30, 2018	25,000	$18,750	$0.75	$0.75
Exercisable, September 30, 2018	25,000	$18,750	$0.75	$0.75

In September 2018, the Company granted 25,000 stock warrants to a debt holder with a five-year term and an exercise price of $0.75. The warrants are fully vested at the time of issuance.

The Company valued the options issued during the nine months ended September 30, 2018 using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.74, Exercise price, $0.75, Term 5 years, Volatility 169%, Discount rate, 2.8% . During the nine months ended September 30, 2018, the fair value of $17,476 was recoded as a note payable discount and will be amortized over the life of the note payable.

The weighted average remaining contractual life is approximately 4.8 years for stock options outstanding on September 30, 2018. At September 30, 2018 and December 31, 2017, there was $0 and $0, respectively, in intrinsic value of outstanding stock warrants.

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

In July 2018, the Company entered into an agreement to purchase a residential property in Odessa, Texas. The contract is subject to the Company securing financing for the purchase. Related to this property the Company entered into a lease for a 90-day period with total lease payments of $9,000 and a $5,000 deposit both of which were paid at the commencement of this term. The Company is currently using the property on a month to month basis with total cost of $3,000 per month.

Rent expense for the nine months ended September 30, 2018 and 2017 for these leases amounted to $114,010 and $15,887, respectively.

Future minimum lease payments in accordance with the above leases is $53,860, $169,440, 60,940 and $7,860 for the fiscal years ending December 31, 2018, 2019, 2020 and 2021, respectively.

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

On September 19, 2017, in connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. During the nine months ended September 30, 2018, $29,000 was repaid leaving, $21,000 as still due. The amounts are included in Accounts Payable related party.

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

On October 31, 2017, and made effective October 1, 2017, the Company entered into an employment agreement with Matthew Flemming, our Chief Executive Officer. The term is for three years with a monthly salary of $15,000 for the period. The terms of the agreement also include providing health care, auto allowance of $750 per month if a car is not provided by the Company, and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Flemming six months severance pay.

During the nine months ended September 30, 2018, Stephen Christian advanced $43,100 to the Company, was repaid $30,850 by the Company, and paid $8,034 of expense on behalf of the Company. As of September 30, 2018, $20,284 remains outstanding with no specific repayment terms or stated interest rate.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued 30,000 shares of common stock in exchange for consulting services to be provided over a one-year period of time.

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

On September 27, 2018, we entered into an asset purchase and sale agreement for the acquisition of approximately 850 downhole oil tools (“Assets”). In connection with the acquisition of the Assets, we issued an aggregate of 1,000,000 shares of our common stock to the sellers. The Assets consist of approximately 850 bottom hole assembly oil tools which include stabilizers, crossovers, drilling jars, roller reamers and bit subs, including both non-mag and steel units, commonly rented to directional drilling companies.

As a result of our acquisition of MG Cleaners LLC, we are now an emerging growth oilfield service business focused on the drilling market segment in the domestic United States pursuant to which we offer the following products and services: (i) product sales for the oilfield industry including degreasers, surfactants and detergents focused oilfield cleaning, industrial cleaning, fleet and equipment cleaning; (ii) equipment sales for the oilfield industry including centrifugal pumps and industrial pressure washers; (iii) parts sales for our installed base on equipment, including water guns, hoses and fittings; (iv) service crews for the oilfield industry related to drilling rig wash and on location equipment repair, and (v) rentals of bottom hole assembly tools including stabilizers and crossovers rented by directional drillers for their drilling applications.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Our sales for the three months ended September 30, 2018 were $1,026,949, an increase of $406,865, or 65%, from $620,084 for the three months ended September 30, 2017. The increase in revenue for the three months ended September 30, 2018 is primarily attributable to an increased in customer activity driven by an increase in the drilling rig count in the geographic area we serve, additional services that we have added including a rental fleet of equipment and our rig supply service as well as adding new customers. This increase in drilling rig count and customer activity, added services and new customers generated a higher volume of product sales, equipment and parts sales, rentals and rig wash service revenues during the 2018 period.

During the three months ended September 30, 2018, cost of sales increased as a percentage of sales to 56.7% of revenues, or $582,922, compared to 37.8% of revenues or $234,374, for the comparable 2017 period. The increase in cost of sales as a percentage of revenues is primarily the result of higher direct costs in cost of sales, including higher wages from added service crews in West Texas, wage inflation with direct personnel, increased rent expense for labor force, increased freight, shipping and fuel expenses along with increased depreciation expense from added equipment with our rental fleet.

For the three months ended September 30, 2018, selling, general and administrative expenses decreased to $667,277, a decrease of $107,089, from $774,366 for the three months ended September 30, 2017. This decrease in selling, general and administrative expenses in the third quarter of 2018 was primarily due to the one-time expenses associated with our acquisition of MG Cleaners in the third quarter of 2017. This decrease in selling, general and administrative expenses in the third quarter of 2018 was partially offset by higher costs associated with being a public reporting company including accounting and legal fees, higher wages from added managerial and service crew personnel in West Texas and our new facility in South Texas, increased insurance and travel expense.

Other expense, net was $56,444, an increase of $32,474 for the three months ended September 30, 2018 compared to the same period in 2017. The increase in other expense during the three months ended September 30, 2018 resulted from higher interest expense with our revolving line of credit, funding advance agreements and notes payable, compared to the three months ended September 30, 2017.

During the three months ended September 30, 2018 we incurred a net loss of $279,694, or $0.03 per basic and diluted earnings per share. For the three months ended September 30, 2017 we incurred a net loss of $412,626 or $0.19 per basic and diluted earnings per share. The decrease in our net loss in the quarter ended September 30, 2018 resulted from increased revenues, lower selling, general and administrative expenses and the absence of one-time acquisition charges related to our acquisition of MG Cleaners in the year ago comparable period. The basic weighted average number of shares of common stock outstanding was 10,336,470 and 2,176,200 for the three months ended September 30, 2018 and 2017, respectively.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Our sales for the nine months ended September 30, 2018 were $3,192,432, an increase of $1,389,946, or 77%, from $1,802,486 for the nine months ended September 30, 2017. The increase in revenue for the nine months ended September 30, 2018 is primarily attributable to increased customer activity driven by an increase in the drilling rig count in the geographic area we serve, additional services that we have added including a rental fleet of equipment and our rig supply service as well as adding new customers. This increase in drilling rig count and customer activity, added services and new customers generated a higher volume of product sales, equipment and parts sales, rentals and rig wash service revenues during the 2018 period.

During the nine months ended September 30, 2018, cost of sales increased as a percentage of sales to 54.5% of revenues or $1,742,431, compared to 52.9% of revenues or $953,836 for the comparable 2017 period. The slight increase in cost of sales as a percentage of revenues is primarily the result of higher costs within cost of sales including higher wages from added service crews in West Texas, wage inflation with direct personnel, increased rent expense for labor force, increased freight, shipping and fuel expenses along with increased depreciation expense from added equipment with our rental fleet, partially offset by a more favorable sales mix driven by higher product sales, part sales, rentals and service revenues.

For the nine months ended September 30, 2018, selling, general and administrative expenses increased to $1,682,259, an increase of $568,325, from $1,113,934 for the nine months ended September 30, 2017. This increase in selling, general and administrative expenses in 2018 was primarily due to higher costs associated with being a public reporting company including accounting and legal fees, higher wages from added managerial and service crew personnel in West Texas and our new facility in South Texas, increased insurance and travel expense.

Other expense, net was $175,808, an increase of $98,676 for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in other expense during the nine months ended September 30, 2018 resulted from higher interest expense with our revolving line of credit, funding advance agreements and notes payable, compared to the nine months ended September 30, 2017.

During the nine months ended September 30, 2018 we incurred a net loss of $408,066, or $.04 per basic and diluted earnings per share. For the nine months ended September 30, 2017 we realized net loss of $342,416 or $0.21 per basic and diluted earnings per share. The increase in net loss during the nine month period ended September 30, 2018 resulted from revenues that generated lower gross margins as a percentage of sales, higher selling, general and administrative expenses associated with becoming a publicly reporting entity and wage increases including from West Texas and South Texas facilities expansion, increased insurance expense and higher interest expense. The basic weighted average number of shares of common stock outstanding was 9,986,415 and 1,665,192 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2018, our total assets were $2,365,163, comprised of $251,208 in cash, $645,540 in accounts receivable, $148,495 in inventory, $42,300 in assets held for sale, other prepaid expenses of $74,779, $1,026,575 in net property and equipment, and $176,266 in other assets and Intangible assets, net of $6,275. This is an increase in total assets of $1,509,750 over the total assets at December 31, 2017 of $855,413. As of September 30, 2018, we have a working capital deficit of $552,890, compared to a working capital deficit of $442,542 at December 30, 2017.

During the nine months ended September 30, 2018, we had cash used in operating activities of $179,466 compared to $30,214 of cash used in operating activities for the nine months ended September 30, 2017. The net cash used in operating activities for the nine months ended September 30, 2018 consists primarily of our net loss and changes in accounts receivable, account payable, related party and other current assets, partially offset by increases to amortization of deferred financing costs, accounts payable, depreciation and share based payments. During the nine months ended September 30, 2017, we had cash used in operating activities of $30,214, primarily the result of our net loss and changes in accounts receivable, inventory and accrued expenses, partially offset by changes in accounts payable, share based payments and depreciation and amortization.

During the nine months ended September 30, 2018, we had net cash used in investing activities of $81,869 from cash paid for the purchase of equipment during the period offset by proceeds from the sale of equipment. There was $21,164 in net cash provided by investing activities in the comparable 2017 period resulting from cash received from the September 2017 reverse acquisition.

Net cash provided by financing activities was $426,973 for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $84,589 for the nine months ended September 30, 2017. Our net cash provided by financing activities for the nine months ended September 30, 2018 resulted primarily from the proceeds from sales of our common stock of $276,044, the proceeds from issuance of convertible notes payable of $250,000, proceeds from the issuance of notes payable of $211,243 and the net proceeds from our line of credit of $134,937, which was partially offset by payments on notes payable of $367,572 and payments for MG Cleaners acquisition payable related party of $29,000 and payments for capital lease liabilities of $24,275.

Our net increase in cash for the nine months ended September 30, 2018 was $165,638, as compared to a net cash increase of $75,539 in the nine months ended September 30, 2017.

At September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $251,208 and $85,570, respectively. Based on the company’s current revenue and gross margin, along with anticipated industry trends and continued sales growth rates, we believe cash flow will improve in the fourth quarter of 2018.

Our cash flows from operations and our available capital, including the line of credit of $1 million established in May 2017, are presently sufficient to sustain our current level of operations for the next twelve months. Although we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through November 9, 2019, we may need to raise additional capital if we encounter unforeseen costs or if cash is needed for any corporate initiatives such as acquisitions of products or other companies. Although, currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

On September 27, 2018, the Company issued a secured convertible note to an accredited investor for $250,000 for working capital. The terms of the convertible note are an 8 ½ percent per annum interest rate, payable quarterly in cash, two year note maturity, convertible any time during the two year period the note is outstanding at a fixed conversion price of $0.50 per share. The security interest is a general interest subordinate to the Company’s existing secured debt and line of credit.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at September 30, 2018, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2018, the Company issued a convertible promissory note (“Note”) in the principal amount of $250,000 to an individual accredited investor. The Note is convertible at anytime after the date of issuance into shares of the Company’s common stock at a conversion price of $.50 per share. The Note was issued to the investor in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Proceeds from the sales of our convertible promissory note were used for working capital and general corporate purposes.

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

SMG Industries Inc.
(Registrant)

November 9, 2018	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

