Form 10-K
period 2018-12-31
SMG Industries Inc.
filed 2019-04-01
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-54391

SMG INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N. Post Oak Road, Suite 315
Houston, Texas 77024	(713) 821-3153
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2018 was $7,520,433.

The number of shares of the registrant’s common stock outstanding as of April 1, 2019 was 12,860,520.

Documents Incorporated by Reference

None

SMG Industries Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2018

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

We are a growth-oriented oilfield services company that operates throughout the Southwest United States. Through our wholly-owned operating subsidiaries, we offer an expanding suite of products and services across the market segments of drilling, completions and production. MG Cleaners LLC., serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services. Our SMG rental division includes an inventory of more than 800 bottom hole assembly (BHA) oil tools such as stabilizers, drill collars, crossovers and bit subs rented to oil companies and directional drillers. Our frac water management division, known as Momentum Water Transfer Services, focuses on the completion or fracing market segment providing high volume above ground equipment and temporary infrastructure to route water used on location for fracing.

We are headquartered in Houston, Texas with facilities in Carthage, Odessa and Alice, Texas. Our web sites are  www.SMGIndustries.com, www.MGCleanersllc.com and www.MomentumWTS.com.

Our Corporate History and Background

We were incorporated under the laws of the State of Delaware on January 7, 2008. From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, at such time we were no longer in the business of purchasing and selling indium. In 2015, our Board of Directors approved a cash distribution to our stockholders and a share repurchase program. After completion of the cash distribution and the share repurchase program the Company sought a new growth platform and focused on acquiring an operating business.

Oilfield Services Focus

On September 19, 2017, we completed our initial acquisition and acquired one hundred percent of the issued and outstanding membership interests (“MG Membership Interests”) of MG Cleaners LLC, a Texas limited liability company (“MG”) pursuant to which MG became our wholly-owned subsidiary (the “MG Acquisition”). In connection with the MG Acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the MG Members, payable with $250,000 at closing and the remaining $50,000 paid to the MG Members upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors.

Effective April 2, 2018, we changed our corporate name to SMG Industries Inc. to reflect our new business focus.

On September 27, 2018, we acquired more than 800 downhole oil tools which include stabilizers, crossovers, drilling jars, roller reamers and bit subs, including both non-mag and steel units in exchange for the issuance of an aggregate of one million (1,000,000) shares of our common stock to the sellers. (should we discuss value recorded for this deal?)

On December 7, 2018, we acquired one hundred percent of the issued and outstanding membership interests (“MWTS Membership Interests”) of Momentum Water Transfer Services LLC, a Texas limited liability company (“MWTS”) pursuant to which MWTS became our wholly-owned subsidiary (the “MWTS Acquisition”). In connection with the MWTS Acquisition, we issued 550,000 shares of our common stock, paid $361,710 in cash to the MWTS Members and issued a note payable to the MWTS Member in the aggregate amount of $800,000. Principal and interest on the note shall be repaid in sixty (60) equal monthly payments of $7,500 (“Installment Payments”) and a final balloon payment for the remaining principal and accrued interest due on the maturity date. The note bears interest at a rate of 6% per annum.

Industry Overview

In March 2019, the Domestic United States Rig Count, as measured by Baker Hughes, stood at 1,027, up 154% from the May 2016 lows of 404. Rig Counts are a measurement of oilfield activity particularly relevant to the drilling market segment, as we sell products to drilling rig operator customers. As a result of relatively favorable operating economics for oil and gas companies, there is a high concentration of rigs and oilfield activity in Texas compared to other areas in the domestic United States. In March 2019 Texas and adjacent New Mexico (Permian and Delaware basins) had approximately 610 rigs operating, representing about 65% of the entire domestic United States rigs concentrated in these West Texas/New Mexico basins.

The Completions (or fracing) market segment was 18,500 wells in 2018 according to Westwood Global Energy. According to the Texas Railroad Commission 10,986 wells were completed in Texas in 2018. World Oil estimates that well completion in Texas will be approximately 12,301 in 2019. Drilled uncompleted wells, referred to as DUCs or ‘fraclog’, domestically was at an all-time high of 8,576 wells as of February, 2019 in the domestic United States according to EIA.

According to a 2018 MarketsandMarkets report, the Oilfield Services Market was valued at $103.26 Billion in 2017 and is expected to grow globally at a CAGR of 3.35% through 2022. Increases in oil and gas exploration, exploring new oilfield reserves, shale gas exploration are major driving forces to the increase in activities to the oilfield services market.

MG Cleaners Products and Services

Proprietary Products

Our branded products have proprietary formulations that perform in specific applications. These products include surfactants and degreasers which are environmentally friendly and sold primarily to drilling rig operators, exploration and production companies, and distribution and supply companies serving this market segment.

Our branded products have proprietary formulations that have been sold direct via our sales force and through distribution supply companies for over ten years. Miracle Blue®, a powerful degreaser, Luma Brite™, an aluminum brightener and descaler, and Wicked Green®, an enviro-friendly emulsifier used in oil remediation jobs that is bio-degradable, are some of the Company’s top selling products. In total, we currently offer 14 branded and proprietary products used by industry leading drilling contractors in the domestic United States including Nabors, Patterson-UTI, Helmrich & Payne and Cactus Drilling among others. MG’s products are sold throughout Texas using direct sales employees in the East Texas market (based in Carthage, Texas) and in the West Texas market (based in Odessa, Texas) with distributors/suppliers handling other areas.

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

SMG Oil Tools – Rentals

SMG Oil Tools has an inventory of more than 800 downhole oil tools which include stabilizers, crossovers, drilling jars, roller reamers and bit subs both non-mag and steel units. These tools are available, on a rental basis to drilling contractors and operators who do not own these tools but outsource to service companies. These tools can be rented on a day to day basis to a month to month basis.

In February 2019, we entered into an exclusive rental agreement with Christopher Equipment and Rentals, LLC ("CER") of Odessa, Texas. Under the terms of the agreement, SMGI contributed more than 800 down hole oil tools which include steel and non-mag stabilizers, roller reamers, collars, bit subs and crossovers to CER for its exclusive use to rent these bottom hole assembly (BHA) tools to directional drillers and other oilfield customers in the Permian Basin. Pursuant to the agreement, an additional 400 similar oil tools were contributed to CER from an affiliate business to CER to create a broad offering of down hole rental fleet for customers to use in their unconventional drilling applications. As a marketing and rental partner to us, CER will manage all aspects of the down hole tool business including sourcing customers, delivering rental oil tools, repair and customer service. Pursuant to this agreement, CER will pay a royalty on rental revenues to the Company in the amount of eleven percent of its net sales once payment is received. The agreement is for three years, with permission-based extensions possible, and requires CER to make minimum royalties payments to the Company to preserve the agreement's exclusivity.

Momentum Water Transfer Services – Frac Water Services

Momentum Water Transfer Services provides high volume water transfer services to frac sites, on behalf of oil and gas operators, utilizing its above ground temporary infrastructure including miles of lay flat no leak frac hose, high volume pumps and equipment. Oil and gas companies typically rent this equipment as a service to send water from a source such as a river, lake or frac pond to the well site for fracing. According to EIA, a typical frac in the areas we provide water transfer services to could require 4.4 million gallons of water during the drilling of the well. Separate pressure pumping service companies typically arrange for the sand and perform the frac, while water transfer companies such as ours, are typically hired by an oil and gas operator to send frac water to the pressure pumping service company performing the frac.

Our Strategies

Buy and Build. Our strategy involves growth resulting from making acquisitions of private owner/operated lower or middle-market size oilfield services companies operating in the Southwest United States with a plan to grow them post-acquisition. Our management team seeks to identify companies that have good reputations, customers and complementary service lines. We plan for additional growth post-acquisition of these targets by identifying business constraints which can be removed once acquired by us. These business constraints typically can be a lack of equipment, working capital, systems, sales force or management. Our strategy is to seek target companies that, once acquired, can grow substantially from removing those constraints. We believe growth rates can be enhanced by both the acquisition of revenue generating companies and the subsequent growth post-acquisition. This strategy differs in management’s view from a “roll up” as we do not look to make acquisitions just for cost saving synergies from elimination of duplicate personnel etc., but rather by adding personnel, capital and customers for growth _Our first acquisition, MG Cleaners illustrates this strategy as its revenues have almost doubled since September 2017 by adding equipment, systems and working capital.

Cross-sell Customer Bases of Acquired Oilfield Service Companies. We currently have over 50 customers, many of which are leading companies in their respective areas. Our strategy of cross-selling customer bases of acquired companies allows us to enhance our service offerings and our relationships with our customers by bringing other products and services to them that we develop or acquire when there is a demand. As an example, on December 7, 2018, we acquired a frac water transfer company that brought customers that were active in the Eagle Ford Shale area of South Texas allowing us to introduce MG Cleaners products and services to those customers without the challenge of procuring new Master Service Agreements (MSAs), and without incurring the typical sales and marketing expenses associated with soliciting and securing new customers.

Broaden Service Offerings Across the Market Segments of Drilling, Completions and Production. We currently believe that our strategy of developing, adding or acquiring lines of service for other market segments such as fracing with Completions and well site services for Production applications will assist us in diversifying our business and provide a more enhanced services offering for customers seeking to reduce vendor lists. Our initial acquisition of MG Cleaners focusing in the Drilling segment benefitted when we acquired a frac water company focusing in the Completions segment. Currently, our strategy is to increasingly expand services across these market segments on behalf of our customers.

Geographic and Unconventional Resource Focus. Currently, more than half of the rigs in the domestic United States are located in Texas and adjacent counties within New Mexico and Louisiana. Due to relatively favorable economics in these resource plays. our strategy of geographic focus allows us to address this significant portion of the domestic United States market with a few facilities and offices strategically located in Houston, Odessa, Carthage and Alice, Texas. This strategy permits us to avoid the additional expense of managing operations in other areas of the US such as North Dakota or New England. Our strategy of focusing on unconventional resource plays in this geographic area generates service activities in Haynesville shale, Eagle Ford shale, Permian and Delaware Basins. According to EIA, 90% of the oilfield activity in the domestic United States is for unconventional resources such as shale plays.

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

Manufacturing. MG manufacturers its products in its facility in Carthage, Texas. Raw materials are procured by the Company and the proprietary formulas for our brands are utilized throughout the process. Mixing tanks and other process equipment are used to make the products. The final product is then stored in large gravity-fed containers onsite or in transportation quantities such as totes or gallons. Third party shipping and distribution companies are currently utilized for certain shipments of product to West Texas. We may install manufacturing capabilities in our Odessa, Texas facility as activity increases in that market area.

Marketing Plan. The Company’s marketing plan focuses around supporting its product brands such as Miracle Blue®, Luma Brite™, and Wicked Green® as well as supporting its direct sales force. MG participates in industry trade shows, sponsorships and community events that allow its products to be featured. Social media, including LinkedIn, is utilized to facilitate awareness and discussion groups focused around these product cleaning applications. The Company’s web site has been updated recently to create higher relevance for our target market customers and promote testimonials of our products and equipment. For our service crews, the marketing plan is to increase crew counts in West Texas market area so as to increase availability and service hours.

Market Segment Description. The Company views the oilfield services market in three principal segments: Drilling, Completions and Production. MG’s position in the market is to focus on the Drilling segment. In our opinion, the Drilling market is very elastic resulting in its segment being the first to recover on industry up-cycles.

Market Activity. In any given unconventional well typically drilled in Texas, the completion and fracturing costs can be two to three times the cost of drilling. Therefore, a trend has developed over recent years referred to as "fraclog”, illustrating the number of Drilled Uncompleted Wells (DUCs). According to the United States Energy Information Administration (EIA), DUC’s total 8,576 in the domestic US, in February 2019. As industry economics improve, the Company believes that the Completions market segment could become more attractive. Today, however, MG believes the Drilling market segment is where we should focus our resources and attention. The Production market segment has been relatively steady, compared to Drilling and Completion, as wells already online which are maintaining positive economics can support operations and continued production.

The Company currently believes the price of oil and gas may stay at present levels for several years therefore, we believe our focus and positioning on the drilling market segment is critical to the Company’s future profitability.

Management. The Company’s Chief Executive Officer, Matthew Flemming, is located in Houston, Texas. Mr. Flemming has experience in acquisitions, management, capital raises and public company environments. He was previously a CEO of HII Technologies (“HII”) when it was a small public company with approximately $300,000 in cash, no debt and plans to enter the oilfield services business through an initial platform acquisition. HII had no revenues prior to its first acquisition in September 2012, when it acquired AES Water Solutions for approximately $2.3 million in cash, a seller note and stock. Following this initial acquisition, HII completed two more acquisitions as well as starting up two additional subsidiaries in the power and safety markets of the oilfield service business. By December 2014, HII’s consolidated revenues had grown to $4.2 million for that month (or an annual run rate of revenues of approximately $50 million). Falling rig counts, industry activity and oil & gas prices created an industry down-turn by 2015. In July 2015, HII’s senior lender declared HII in default of its senior credit facility, and as a result the lender did not continue to release funds to HII pursuant to the terms of the credit facility. As a result, HII was unable to continue to fund its operations or satisfy its reporting obligations with the SEC subsequent to its March 31, 2015 Form 10-Q filing. Led by a Chief Restructuring Officer, HII filed a voluntary Chapter 11 petition with the US Bankruptcy court in Houston, Texas in September 2015. On April 15, 2016, Mr. Flemming resigned as an officer and director of HII as it emerged from bankruptcy protection. On July 13, 2016, HII’s registration was revoked by the Securities and Exchange Commission (“SEC”) pursuant to Section 12(j) of the Securities Exchange Act of 1934. The revocation of HII’s registration was the result of proceedings instituted by the SEC, which HII accepted and consented to without admitting or denying the findings of the SEC. The SEC’s findings included that HII filed a Chapter 11 petition with the Bankruptcy court and that HII failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13.

Mr. Flemming has been a CEO and CFO for more than twenty years in high growth capital intensive businesses with more than twelve years’ experience as an officer in a public company environment. He has significant experience with our Buy and Build strategy, identifying target oilfield companies and relationships in the oilfield market place that help provide access to products and company acquisition targets.

Stephen Christian has been our EVP and head of operations since April 2018. Mr. Christian has served as President of MG Cleaners, LLC since October 2010, when he acquired MG Cleaners’ membership interests and continues to have operational responsibility for MG, our wholly-owned subsidiary. Prior to MG, Stephen was employed by the largest drilling rig operator in the United States, known as Nabors Drilling, a subsidiary of Nabors Industries (NYSE:NBR), as a Rig Manager from 2004 to 2010. Over the six years he was employed by Nabors, Mr. Christian developed a strong reputation with Nabors’ employees and industry partners. He purchased MG Cleaners in 2010 and has operated the business as its President since its acquisition. The Company believes Mr. Christian’s operations experience, industry relationships and reputation will continue to assist us in our growth.

Geographic Operations

Our headquarters are in Houston, Texas and our facilities are strategically located including Odessa, Texas for the Permian Basin (which includes the Midland and Delaware sub-Basins), Carthage, Texas for Haynesville and Cotton Valley plays, and Alice, Texas addressing the Eagle Ford Shale and Austin Chalk activity. All of our products are made in Texas. Any products sold outside of our current geographic focus is handled by distribution partners and currently represents an immaterial percentage of our sales.

Competition

The markets in which we operate are highly competitive. We provide services and sell our products in the southwest United States. Our competitors include many large and small oilfield service companies. In addition, the business segments in which we compete are highly fragmented. We believe that the principal competitive factors in the markets we serve are: reputation for service and technical expertise, equipment and personnel capacity, work force competency, efficiency, safety record and price. Our branded products compete against other cleaning products, surfactants and degreasers, some of which are branded retail and some industrial. Because of our dealer status with certain equipment, we do not frequently compete for equipment sales on selected items in our geographic areas. With our service crews, we compete with the human resources that drilling rig operators and oil companies employ. These firms may have their own service personnel, in which case we may not get awarded that service job. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on safety, performance and quality of our crews, equipment and services. We seek to differentiate ourselves from our competitors by delivering the highest quality service, experienced personnel and equipment possible, coupled with execution and operating efficiency in a safe working environment. Many of our competitors have greater financial and personnel resources than we do.

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

As of December 31, 2018, three customers comprised more than 10% of our accounts receivable balance at approximately 22%, 18% and 11%, respectively. During the twelve-month period ended December 31, 2018, two customers represented more than 10% of our revenues at 31% and 19%, respectively, and no other customer represented more than 10% of our revenues during this period

As of December 31, 2017, two customers comprised more than 10% of our accounts receivable balance at approximately 44% and 20%, respectively. During the twelve-month period ended December 31, 2017, two customers represented more than 10% of our revenues at 34% and 18%, respectively, and no other customer represented more than 10% of our revenues during this period.

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

Property

Our principal executive office is located at 710 N. Post Oak Road, Suite 315, Houston, Texas, where we lease approximately 1,429 square feet of office space on a three year term starting August 1, 2018, at a rate of $2,620 per month. We also have offices located in Carthage, Odessa and Alice, Texas. Our Carthage facility is comprised of approximately 2,500 square feet and one acre of property that is leased for $2,500 per month. The Carthage facility is on a month to month basis and is used for our operations throughout East Texas. On January 22, 2018, we entered into a two year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa, Texas providing for three lease term extensions totaling six additional years. The initial rent is $6,500 per month and increased to $8,500 per month at the seventh month of the lease. After the first year anniversary, we may cancel the lease with 30 days’ notice to our landlord. Lease extensions are at our discretion and require rent increases. Our Alice facility includes an office and warehouse of approximately 1,200 square feet and a one acre yard which is leased at $2,000 per month. The lease is for six months, commencing on June 1, 2018 and automatically renews for six month terms unless cancelled by written notice.

Currently, we believe that our facilities are adequate for our present and future needs.

Legal Proceedings

In May 2018, MG Cleaners LLC, a wholly owned subsidiary of SMG Industries, Inc. was sued in the US District Court for the Western District of Texas, Houston Division, Civil action no. 4:18-cv-00016; Christopher Hunsley et. al. vs MG Cleaners LLC. Six former employees of MG Cleaners, the Plaintiffs, filed claims under the Fair Labor Standards Act (FLSA) asserting amongst other things unpaid overtime wages. The Company adamantly denies these claims.

SMG Industries has litigated this matter for several months and considered a range of outcomes for this matter and determined that management’s best estimated amount to settle this matter is for $40,000 (forty thousand dollars) expected to be settled during the fiscal year 2019. As such, management believes it is appropriate to accrue for this on our year end 2018 financial statements.

From time to time, SMG may be subject to routine litigation, claims, or disputes in the ordinary course of business. Other than the above listed matter, in the opinion of management; no other pending or known threatened claims, actions or proceedings against SMG are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. SMG cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits or investigations.

Other than as disclosed above, there are no legal proceedings currently pending or, to our knowledge, threatened against us.

Employees

As of December 31, 2018, we had 53 employees of whom 9 were administrative, 3 were in sales and marketing and 41 were in service or operations. In addition, we may employ independent contractors from time to time. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid day rates or hourly commensurate with the job. Employees and independent contractors are required to execute agreements with us that set forth terms of engagement and contain customary confidentiality and non-competition provisions.

Corporate Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act have been filed with the Securities and Exchange Commission (SEC). Such reports and other information that we file with the SEC are available on our website at http://www.SMGIndustries.com when such reports are filed with the SEC. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Matthew Flemming, SMG Industries Inc., by calling (713) 821-3153.

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

Our customers consist primarily of domestic United States oil and gas operators and drilling rig contractors. During fiscal year 2018, two of our customers accounted for approximately 50% of our total gross revenues, with one customer accounting for 31% and another accounting for 19%. No other customers exceeded 10% of revenues during 2018. During fiscal year 2017, two of our customers accounted for approximately 52% of our total gross revenues, with one customer accounting for 34% and another accounting for 18%. No other customers exceeded 10% of revenues during 2017. These customers do not have any ongoing commitment to purchase our services.  While additional customers have been sourced since December 31, 2017, significant customer concentration still exists.  The loss of or a sustained decrease in demand by these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.  In addition, should these large customers default in their obligations to pay, our results of operations and cash flows could be adversely affected.

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

As technology continues to develop, our clients and our competitors may develop or discover new cleaning technologies that are superior to, or more cost effective than, the cleaning products and services we provide. In the event that any such technologies are developed, and we are unable to adapt to such new products or services, our business could be materially adversely affected.

We are dependent on third-parties to supply the chemicals required to manufacture our products.

We do not manufacture the raw chemicals that are required to manufacture our products and we rely on third-parties to supply such chemical products to us. In the event that there is a shortage in the supply of raw chemicals that are required to manufacture our products and we are unable to acquire any such chemicals from another source, our sales and results of operations will be materially adversely affected.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

Our success is largely dependent on the skills, experience and efforts of our people.  We currently depend on the continued services and performance of the key members of our management team, including Matthew Flemming, our Chief Executive Officer, and Stephen Christian, our EVP and President of MG Cleaners, and Momentum Water Transfer, our operating subsidiaries. . The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

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

There may be restrictions on the availability to procure water or adjustments in water sourcing requirements could decrease the demand for services related to our water business.

Our business includes water transfer for use to our oil and gas customer activities. Our ability to obtain water we supply may be limited due to reasons such as extended drought or our inability to obtain or maintain water sourcing permits or other rights. Some state or local government authorities also may begin to monitor or restrict the use of water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supply and quality of water. Any such decrease in the availability of water or demand for water services could adversely affect our business and results of operations.

Anti-fracking possibilities could adversely impact our business.

Some states and certain municipalities have regulated or are considering regulating fracking which obtained, could impact certain of our operations. While we do not believe that these regulations and contemplated actions have limited or prohibited fracking, and have not impacted our activities to date, there can be no assurance that these actions, if taken on a wider scale, may not adversely impact our business operations and revenue.

The line of credit with Crestmark Bank contains restrictive covenants which limit management’s discretion to operate the businesses of our wholly-owned subsidiaries and is secured by all of MG’s assets and substantially all of the assets of MWTS and Jake Oilfield Solutions, which is wholly-owned by MWTS.

In order to obtain the line of credit from Crestmark Bank, our wholly-owned subsidiaries agreed to certain covenants that place certain restrictions in the subsidiaries, among other things, their ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of assets.  Any failure to comply with the covenants included in the Crestmark Bank loan agreements could result in an event of default, which could trigger an acceleration of the related debt.  If our subsidiaries were unable to repay the debt upon any such acceleration, Crestmark Bank could seek to foreclose on those assets in an effort to seek repayment under the loans.  If Crestmark Bank were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected. Additionally, we have guaranteed the Crestmark Bank financing facility on behalf of our subsidiaries’ who are the borrowers.

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

If we are unable to manage our expected future growth, our business could be materially adversely affected.

Environmental compliance costs and liabilities could reduce our earnings and available cash for our operations.

We are subject to increasingly stringent laws and regulations relating to environmental protection and the importation and use of hazardous materials, including laws and regulations governing air emissions, water discharges and waste management. Government authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. We incur and expect to continue to incur capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex and expensive to implement. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and serval strict liability for remediation of spills and release of hazardous substances.

Stricter enforcement of existing laws and regulations, new laws and regulations or the imposition of new or increased requirements could require us to incur costs and penalties, or become the basis of new or increased liabilities that could reduce its revenue and available cash for operations. The Company believes it is currently in compliance with environmental laws and regulations.

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

Our common stock is traded on the OTC Pink Market, an inter-dealer automated quotation system for equity securities.  During the thirty days preceding filing of this report, the average daily trading volume of our common stock was approximately 1,280 shares traded per day, on average, and currently is thinly traded.  As of March 29, 2019, we had 85 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Our Officers, Directors and significant shareholders are collectively the beneficial owners of approximately 47.2% of the outstanding shares of our common stock as of the date of this report.  As long as our Officers, Directors and significant shareholders collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our Officers, Directors and significant shareholders.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our Officers, Directors and significant shareholders have significant influence over our company, the price of our common stock could be materially depressed.  The Officers, Directors and significant shareholders will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of Directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

Our principal executive office is located at 710 N. Post Oak Road, Suite 315, Houston, Texas, where we lease approximately 1429 square feet of office space at a rate of $2,620 per month. We also have offices located in Carthage, Odessa and Alice, Texas. Our Carthage facility is comprised of a 2,500 square foot building and one acre of property that is leased for $2,500 per month. The Carthage lease is on a month to month basis and is used for our operations throughout East Texas. On January 22, 2018, we entered into a two year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa, Texas providing for three lease term extensions totaling six additional years. The initial rent is $6,500 per month and increased to $8,500 per month at the seventh month of the lease. After the first year anniversary, we may cancel the lease with 30 days’ notice to the landlord. Lease extensions are at our discretion and require rent increases. The Company is responsible for the repair, maintenance and insurance of the facility. Our Alice office services our South Texas operations. The facilities include an office, warehouse and laydown yard which we lease at a rate of $2,000 per month. The Alice facility is leased for six months, commencing on June 1, 2018 and automatically renews for six month periods until terminated with written notice.

Currently, we believe that our facilities are adequate for our present and future needs.

Item 3.	Legal Proceedings

In May 2018, MG Cleaners LLC, a wholly owned subsidiary of SMG Industries, Inc. was sued in the US District Court for the Western District of Texas, Houston Division, Civil action no. 4:18-cv-00016; Christopher Hunsley et. al. vs MG Cleaners LLC. Six former employees of MG Cleaners, the Plaintiffs, filed claims under the Fair Labor Standards Act (FLSA) asserting amongst other things unpaid overtime wages. The Company adamantly denies these claims.

SMG Industries has litigated this matter for several months and considered a range of outcomes for this matter and determined that management’s best estimated amount to settle this matter is for $40,000 (forty thousand dollars) expected to be settled during the fiscal year 2019. As such, management believes it is appropriate to accrue for this on our year end 2018 financial statements.

From time to time, SMG may be subject to routine litigation, claims, or disputes in the ordinary course of business. Other than the above listed matter, in the opinion of management; no other pending or known threatened claims, actions or proceedings against SMG are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. SMG cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits or investigations.

Other than as disclosed above, there are no legal proceedings currently pending or, to our knowledge, threatened against us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the OTCQB Marketplace operated by OTC Market Group, Inc. under the symbol “SMGI”. Prior to October 24, 2017, our common stock was quoted on the Pink Open Market. The following table sets forth the high and low closing prices for our common stock as reported.

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
March 31, 2018	$0.90	$0.43
June 30, 2018	$0.90	$0.35
September 30, 2018	$0.80	$0.36
December 31, 2018	$0.70	$0.20

March 31, 2017	$0.35	$0.25
June 30, 2017	$0.26	$0.16
September 30, 2017	$0.55	$0.20
December 31, 2017	$0.70	$0.18

As of March 29, 2019, the closing sales price of our common stock on the OTCQB was $0.46. As of March 29, 2019, there were approximately 85 stockholders of record of our common stock.

* As published on Bloomberg L.P.

Dividend Policy

Any determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. At this time, we do not anticipate paying any future dividends.

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

Overview

We are a growth-oriented oilfield services company that operates throughout the Southwest United States. Through our wholly-owned operating subsidiaries, we offer an expanding suite of products and services across the market segments of drilling, completions and production. MG Cleaners LLC, serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services. Our SMG rental division includes an inventory of approximately 800 bottom hole assembly (BHA) oil tools such as stabilizers, drill collars, crossovers and bit subs rented to oil companies and directional drillers. Our frac water management division, known as Momentum Water Transfer Services, focuses on the completion or fracing market segment providing high volume above ground equipment and temporary infrastructure to route water used on location for fracing.

We are headquartered in Houston, Texas with facilities in Carthage, Odessa and Alice, Texas. Our web sites are  www.SMGIndustries.com, www.MGCleanersllc.com and www.MomentumWTS.com.

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

On September 27, 2018, we acquired approximately 800 downhole oil tools which include stabilizers, crossovers, drilling jars, roller reamers and bit subs, including both non-mag and steel units in exchange for the issuance of an aggregate of one million (1,000,000) shares of our common stock to the sellers.

On December 7, 2018, we acquired one hundred percent of the issued and outstanding membership interests (“MWTS Membership Interests”) of Momentum Water Transfer Services LLC, a Texas limited liability company (“MWTS”) pursuant to which MWTS became our wholly-owned subsidiary (the “MWTS Acquisition”). In connection with the MWTS Acquisition, we issued 550,000 shares of our common stock, paid $361,710 in cash to the MWTS Members and issued a note payable to the MWTS Member in the aggregate amount of $800,000.

As a result of our acquisition of MG, MWTS and the downhole oil tools, our growth-oriented oilfield service company can expand the service lines and market segments of which it focuses in the onshore domestic United States market. Through our operating subsidiaries we offer the following products and services: for the Drilling Segment (i) product sales including degreasers, surfactants and detergents, that remove oil based mud from drilling rigs and related industrial cleaning; (ii) equipment sales for the oilfield industry including, industrial pressure washers; (iii) parts sales for our installed base on equipment, including water guns, hoses and fittings, (iv) service crews for the oilfield industry related to rig wash cleaning and repairing drilling rigs on location; and (v) rentals of equipment on day rates or other terms for drilling rig contractors to clean rigs. Additionally, we rent down hole bottom hole assembly tools such as stabilizers, drill collars and cross over subs to directional driller and operators. For the Completions segment, we offer frac water transfer services that provide for sending high volumes of water from a source such as a pond, river, lake or frac pit to a frac location using miles of lay flat frac hose, pumps and equipment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We implemented the new standard using the modified retrospective approach effective January 1, 2018.  The adoption of this guidance did not have a material impact on our consolidated financial statements within any accounting period presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; the use of hindsight.; and all of the new standard’s available transition practical expedients. While the Company continues to assess all of the effects of adoption, the Company currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for operating leases, and providing significant new disclosures about the Company’s leasing activities.

On adoption, the Company currently expects to recognize additional operating liabilities of between approximately $260,000 and $310,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for its leases. For those leases that qualify, the Company will not recognize ROU assets or lease liabilities. This includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

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

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Sales for the year ended December 31, 2018 increased to $4,422,436, or approximately 79%, from $2,465,897 for the year ended December 31, 2017. The increase in revenue during the year ended 2018 is primarily attributable to the domestic drilling rig count increasing in the markets that we operate resulting in increased customer activity compared to the year 2017. In mid 2017, we established a Permian Basin presence and this facility and operation has gained market share during 2018. Additionally, we realized increased revenue during December 2018 resulting from the Momentum Water Transfer acquisition.

During the year ended December 31, 2018, cost of sales increased to $2,769,375, or approximately 62.6% of sales, compared to $1,445,910, or 58.6% of sales, for the comparable 2017 period. The increase in cost of sales as a percentage of sales in 2018 was primarily attributable to the following one time events, or investment in building out capabilities, which total 4.7% of sales, such as freight and inventory control associated with transferring approximately 800 bottom hole assembly oil tools to the Permian Basin, which were acquired from Crown Oil Tools, and project startup costs and direct labor incurred related to, and during the acquisition of, MWTS. The balance of cost increases were attributed to increased direct payroll costs related to investment to expand of services and product offering in the Permian Basin, increases in truck lease and rental expenses and associated increase in auto insurance, offset by decreases in labor housing and contract labor costs.

Selling, general and administrative expenses for the year ended December 31, 2018 increased to $2,434,819, or approximately 55% of revenues, an increase of $1,246,325 from $1,188,494 or 48% of revenues for the year ended December 31, 2017. This increase in selling, general and administrative expenses in 2018 over the prior year was primarily due to several one time events such as incurring legal fees defending and reserving an settlement estimate of, an uninsured lawsuit, adding new investor relations, consulting, insurance coverage and expense, establishing an facility in South Texas for our Eagle Ford Shale customers, and incurring professional fees and transaction costs associated with the acquisition of RigHands™ product line, the crown oil tools product rentals line and Momentum Water Transfer Services LLC. The remaining increase is attributable to higher wages and employee related expenses. In 2017, the MG Cleaners transaction resulted in it becoming a public reporting company and that year reflected general & administrative costs associated with reporting status, increased wage expense, higher employee count, higher lease expense associated with establishing a presence in West Texas.

Stock based compensation expense was $81,657 in 2018 compared to $211,320 for the same period in 2017. The decrease was attributable to a decrease in payment for services with our common stock. The 2017 stock-based expense was in connection with the acquisition of MG Cleaners in September 2017.

The impairment expense in 2018 was $0. The impairment expense in 2017 of $27,366 was from the recognition of fair value of assets held for sale that were reclassified from fixed assets during the period.

There was bad debt expense in 2018 of $22,907, as compared to a bad debt recovery of $10,439 in 2017 resulting from a customer filing for bankruptcy protection, resulting in our entire accounts receivable with that customer being charged off.

The acquisition costs in 2018 was $58,905. The acquisition costs in 2017 were $378,807 which resulted from the Company’s acquisition of MG Cleaners in September 2017.

The gain on settlement of accrued liability in 2018 of $9,151 resulted from the settlement of a liability from a vendor during the period compared to a gain on settlement of accrued liability in 2017 of $7,118 resulted from the settlement of a liability from an obsolete vendor during the period.

Interest expense, net, increased to $310,030 during the year ended December 31, 2018 from $155,484 during the year ended December 31, 2017.

The Net Loss for the year ended December 31, 2018 was $1,143,378 as compared to a Net Loss of $731,080 for the year ended December 31, 2017. Our increase in Net Loss in 2018 was primarily attributable to higher cost of sales and general and administrative expenses, transaction costs of the Crown Oil Tools and Momentum Water Transfer acquisitions, increased public company expenses, higher professional fees, higher wages from an increase in employees, and higher interest expense. We plan to address our Net Loss with a goal to achieve positive cash flow from operations by increasing sales, covering more fixed costs within cost of sales, improving gross margins with better sales mix adding more higher margin service revenues, reducing general and administrative costs of professional fees and lowering high interest debt through amortization and pay off anticipated in the first half of 2019.

Liquidity and Capital Resources

As of December 31, 2018, our total assets were $3,526,447 comprised of $1,608 in cash, $703,959 in trade receivables, $140,662 in inventories, $42,300 in assets held for sale, $96,871 in prepaid expenses and $1,998,009 in net, property and equipment. This is an increase in total assets of $2,671,034 over December 31, 2017. Our working capital as of December 31, 2018 was a negative $1,421,715, compared to a negative working capital of $442,542 as of December 31, 2017.

During the year ended December 31, 2018, we had cash used in operating activities of $384,377 compared to $416,656 of cash used in operating activities for the year ended December 31, 2017. Our net cash used in operating activities for the year ended December 31, 2018 resulted primarily from our net loss, our reduction in accounts receivable of $240,822, accounts payable related party of $45,585, other assets of $35,631, which amounts were offset by accounts payable of $551,849, amortization of deferred financing costs of $178,267, accrued expense and other liabilities of $128,333, and depreciation of $105,287. By comparison, we had net cash used in operating activities of $416,656 for the year ended December 31, 2017.

During the year ended December 31, 2018, we used $402,564 of cash in investing activities of which $300,000 was used for the acquisition of Momentum Water Transfer and cash used for the purchase of property and equipment of $116,564, offset partially by cash received from the sale of assets of $14,000. By comparison, we used $17,083 of cash in investing activities of which $38,248 was used for the purchase of property and equipment, offset partially by cash received in the reverse acquisition of $21,164 in the year ended December 31, 2017.

We had net cash provided in financing activities of $702,979 in the year ended December 31, 2018 as compared to $496,848 of net cash provided by financing activities for year ended December 31, 2017. Our net cash provided by financing activities for the year ended December 31, 2018, resulted primarily from proceeds from notes payable of $546,243, proceeds from sale of common stock of $276,043, proceeds from convertible note payable of $250,000 and proceeds from the secured line of credit of $239,913. This net cash provided by financing activities was partially offset by payments on notes payable of $494,411 and payments on notes payable related party of $101,571 and payments on capital lease liability of $37,438.

Our net cash and cash equivalents decreased for the year ended December 31, 2018 by $(83,962) as compared to a net increase of $63,109 in the year ended December 31, 2017.

Our cash flows from operations and our available capital including our line of credit of $1.5 million obtained in May 2017, as amended, are presently sufficient to sustain our current level of operations for the next 12 months provided industry activity does not slow down or enter a down-cycle. However, we may require up to an additional $1 million to expand as our service lines grow and expand into additional market segments such as completions and production. . Of this amount, currently we believe we will require $300,000 in capital expenditures for additional frac water equipment, oilfield trailer units and equipment used by our service crews and for rental purposes, $50,000 to increase inventory in our facility in West Texas and $25,000 in sales and marketing expenses associated with our growth plans. We may pursue capital from a combination of capital sources, including debt and equity financings. Failure to secure these additional funds will result in a less aggressive growth plan. We plan to improve our cash flows provided in operating activities by focusing on increasing sales, offering higher value services that receive higher gross margins such as our frac water business recently acquired, reduce expenses , increase job and crew utilizing by bundling our expanded service lines and reducing product transportation costs by locally manufacturing in West Texas, complementing our current East Texas manufacturing base.

Historically, we have funded our capital expenditures internally through cash flow, leasing and financing arrangements. We intend to continue to fund future capital expenditures through cash flow, as well as through capital available to us pursuant to our line of credit, capital from the sale of our equity securities and through commercial leasing and financing programs.

On May 31, 2017, MG entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for MG to have access to the lesser of (i) $1 million or (ii) 85% of the net amount of eligible receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of MG’s accounts receivable to Crestmark Bank and is secured by MG’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%.  Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. Pursuant to the terms of the financing facility, Crestmark has been granted a security interest in all of our assets and the assets of MG and we have agreed to guaranty all amounts due under the facility upon an event of default, however, the guaranty does not restrict the Company’s ability to incur debt in connection with its operations. On August 13, 2018, MG entered into amendment #2 of the Crestmark Bank financing facility which increased the advance rate of which Crestmark would lend on Eligible accounts receivables to 90% from 85%. On January 9, 2019, we entered into amendment #3 of the Crestmark Bank financing facility whereby we increased the size of the line of credit to $1.5 million from $1 million and added our frac water subsidiary as an additional borrower with its accounts receivable. We are guarantors of the financing facility and our subsidiaries as borrowers have cross-collateralized their accounts receivable with this facility.

Pursuant to the terms of the financing facility, MG is not allowed to incur additional indebtedness, to create liens or other encumbrances, or to sell or otherwise dispose of MG’s assets, without the prior written consent of Crestmark. The Crestmark facility does not restrict the Company’s ability to finance its operations through the sale of its equity securities.

On October 15, 2010, the former managing member of MG Cleaners, Stephen Christian, purchased MG Cleaners from the previous membership interest owners (“Original MG Sellers”). In connection with that transaction, a $450,000 seller note was issued to the sellers. The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by MG, which property is no longer occupied. The balance of this note at December 31, 2018 was $180,552. On September 19, 2017, Stephen Christian and the Original MG Sellers amended the note, whereby the membership interests of MG Cleaners LLC were removed as security for the loan. Additionally, on September 19, 2017, the Company entered into a guaranty agreement with the Original MG Sellers with respect to the repayment of the note. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations.

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

On December 18, 2017 MG received $195,000 in return for an assignment and transfer to Libertas Funding LLC of a specified percentage of the proceeds of each future sale made by MG, collectively “Future Receipts” until MG has received the purchased amount of $278,000. Pursuant to the terms of the Libertas agreement, MG cannot sell any portion of its future sales that have previously been sold to Libertas, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to Libertas was made in October 2018, at which point the Libertas agreement shall terminate by its terms.

On December 7, 2018, the Company issued three secured promissory notes each in the principal amount of $100,000, for aggregate proceeds of $300,000. The notes bear interest at a rate of 10% per annum and interest is paid on a monthly basis. The notes are due and payable on December 7, 2019.

From September 2018 through December 31, 2018, we sold an aggregate of 1,740,000 shares of restricted common stock to accredited investors in a private placement for aggregate cash proceeds of $348,000.

During the first quarter of 2019, we sold an aggregate of 1,140,000 shares of restricted common stock to accredited investors for aggregate cash proceeds of $228,000.

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

For the year ended December 31, 2017

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

For the year ended December 31, 2018

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

Service revenues are recognized when (or as) the Company satisfies a performance obligation by transferring control of the performance obligation to a customer. Control of a performance obligation may transfer to the customer either over time or at a point in time depending on an evaluation of the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer, as well as the nature of the services to be provided. Control transfers over time when the customer is able to direct the use of and obtain substantially all of the benefits of our work as we perform. This typically occurs when services have no alternative use and the Company has a right to payment for performance completed to date, including a reasonable profit margin. The majority of our revenues are recognized at a point in time.

Contract Liabilities

The Company may at times receive payment at the time customer places an order. Amounts received for undelivered product or services not yet provided are considered a contract liability and are recorded as deferred revenue. As of December 31, 2018 and 2017, the Company had deferred revenue of $39,877 and $0, respectively, related to unsatisfied performance obligations. These performance obligations were satisfied during the first quarter of 2019.

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	2018	2017
Service revenue	$1,794,151	$648,561
Product revenue	2,628,285	1,817,336
Total revenue	$4,422,436	$2,465,897

Concentrations

The Company sells direct to drilling rig operators, oilfield service companies, Oil and Gas operating companies, distributors and suppliers and performs ongoing credit evaluations of trade receivables due from customers. Generally, the Company does not require collateral for terms. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 45-60 days after an invoice date, unless special payment terms are provided. Based on this analysis, the Company recorded an allowance for doubtful accounts of $25,000 and $10,695 at December 31, 2018 and 2017, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. During fiscal year 2018, two of our customers accounted for approximately 50% of our total gross revenues, with one customer accounting for 31% and another accounting for 19%. No other customers exceeded 10% of revenues during 2018. During fiscal year 2017, two of our customers accounted for approximately 52% of our total gross revenues, with one customer accounting for 34% and another accounting for 18%. No other customers exceeded 10% of revenues during 2017. Three customers accounted for approximately 51% of accounts receivable at December 31, 2018, and two customers accounted for more than 64% of accounts receivable at December 31, 2017. No other customers exceeded 10% of accounts receivable as of December 31, 2018 and 2017. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

No vendors accounted for more than 10% of accounts payable at December 31, 2018, and five vendors accounted for more than 60% of accounts payable at December 31, 2017. No other vendors exceeded 10% of accounts payable at December 31, 2018 and 2017.

The Company maintains demand deposits with commercial banks. At times, certain balances held within these accounts may not be fully guaranteed or insured by the U.S. federal government. The uninsured portion of cash are backed solely by the assets of the underlying institution. As such, the failure of an underlying institution could result in financial loss to the Company.

Inventories

Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or market, using the first in, first out method to determine the cost. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower, which resulted in impairment loss recognized of $0 in 2018 and $27,366 in 2017.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $9,278 and $15,327 for the years ended December 31, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

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

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at December 31, 2018, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. The lack of separation of duties between the Chief Executive Officer and the Interim Chief Financial Officer, being the same person, along with the lack of personnel between processes provided two material weaknesses in the effectiveness of our controls.

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

Name	Age	Position
Matthew C. Flemming	50	Chief Executive Officer, Interim Chief Financial Officer and Chairman
Stephen Christian	37	Executive Vice President and Secretary
John P. Boylan	52	Director
Steven E. Paulson	55	Director
Michael A. Gilbert II	44	Director

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

Mr. Christian has served as Executive Vice President and Secretary of the Company since April 27, 2018. Mr. Christian has served as President of MG Cleaners, LLC, our wholly-owned subsidiary, since October 2010. Prior to MG, Mr. Christian was employed by the largest drilling rig operator in the United States, known as Nabors Drilling, a subsidiary of Nabors Industries (NYSE:NBR), as a Rig Manager from 2004 to 2010. Mr. Christian was educated at Oklahoma Christian University.

Mr. Boylan has served as a Director of the Company since the completion of our acquisition of MG. Mr. Boylan was formerly the Chairman, Chief Executive Officer and President of Houston American Energy Corp. (NYSE MKT: HUSA) from April 2015 to June 2018 and served as a director of that company beginning in 2006. Since 2008, Mr. Boylan has owned and operated EJC Ventures, LP, a financial and management consulting firm providing executive and financial management, asset management, corporate finance, risk management, complex financial reporting, crisis management, turnaround services and pre- and post-bankruptcy management services to the oil and gas industry. Mr. Boylan has served as interim chief executive officer, interim chief financial officer and in other interim management roles with private and publicly traded oil and gas companies, including operators in pre- and post-bankruptcy. Mr. Boylan’s pre- and post-bankruptcy services expose him to being an officer of companies entering Chapter 11 from time to time, as this is an activity and service that he provides as part of his normal business operations through EJC Ventures. Mr. Boylan holds a BBA with a major in Accounting from the University of Texas and an MBA with majors in Finance, Economics and International Business from New York University.

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

Since 2008, Mr. Boylan has owned and operated EJC Ventures, LP, a financial and management consulting firm providing executive and financial management, asset management, corporate finance, risk management, complex financial reporting, crisis management, turnaround services and pre- and post-bankruptcy management services to the oil and gas industry. Mr. Boylan has served as interim chief executive officer, interim chief financial officer and in other interim management roles with private and publicly traded oil and gas companies, including operators in pre- and post-bankruptcy. Mr. Boylan’s pre- and post-bankruptcy services expose him to being an officer of companies entering Chapter 11 from time to time, as this is an activity and service that he provides as part of his normal business operations through EJC Ventures.

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

Board Committees

Our Board currently has three standing committees: Audit Committee, Nominating and Governance Committee, and a Compensation Committee, each of which is described below. All standing committees operate under charters that have been approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee can be found on our Internet site www.SMGIndustries.com

Audit Committee.  Our Audit Committee is composed of Mr. Boylan, Mr. Gilbert and Mr. Paulson. All members of our Audit Committee are independent as defined in the NASDAQ rules. In addition, the Board of Directors has determined that Mr. Boylan satisfies the SEC’s criteria for an “audit committee financial expert.” Our Audit Committee oversees our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed periodically) and performs several functions.

The Audit Committee’s primary functions are:

•	assist theBoard in monitoring the integrity of our financial statements,
•	appoint and retain the independent registered public accounting firm to conduct the annual audit and quarterly reviews of our financial statements and review the firm’s independence,
•	review the proposed scope and results of the audit and discuss required communications in connection with the audit,
•	review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered,
•	review accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff,
•	meet regularly with the independent registered public accounting firm without management present,
•	recognize and prevent prohibited non-audit services,
•	establish procedures for complaints received by us regarding accounting matters,
•	review, pass on the fairness of, and approve “related-party transactions” as required by and in conformance with the rules and regulations of NASDAQ or the SEC,
•	establish procedures for the identification of management of potential conflicts of interest, and review and approve any transactions where such potential conflicts have been identified, and,
•	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

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

Decisions regarding executive compensation are ultimately determined by the Board upon recommendations of the Compensation Committee, which reviews a number of factors in its decisions, including market information about the compensation of executive officers at similar-sized companies within our industry and geographic region, and recommendations from our Chief Executive Officer. The Compensation Committee may consult external compensation consultants to assist with the recommendation of executive compensation. The Compensation Committee did not utilize the services of an external compensation consultant in 2018.

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

The Nominating and Governance Committee will consider properly and timely submitted Director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to 710 N. Post Oak Road, Suite 315, Houston, Texas 77024 Attn: Matthew Flemming. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a Director should accompany any such recommendation.

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

Corporate Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics which is reviewed annually. The text of our Code of Conduct and Ethics, which applies to our officers and each member of our Board, is posted in the “Corporate Governance” section of our website, www.SMGIndustries.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website, www.SMGIndustries.com. A copy of our Code of Conduct and Ethics is also available in print; free of charge, upon written request to 710 N. Post Oak Road, Suite 315, Houston, Texas 77024, Attn: Matthew Flemming.

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

On September 20, 2017, MG Cleaners, our wholly-owned subsidiary, entered into an employment agreement with Stephen Christian, our Executive Vice President and Secretary and the President of MG Cleaners. Pursuant to the terms of the agreement, Mr. Christian is paid an annual salary of $120,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years. In addition to Mr. Christian’s base salary, Mr. Christian is entitled to bonuses at the discretion of our Compensation Committee of the Board of Directors.

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2018, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On December 7, 2018, the Company borrowed $100,000, pursuant to a 10% Secured Promissory Note, from Leo Womack. The note provides for monthly interest payments to Mr. Womack and the entire principal and accrued interest is due on December 7, 2019. In connection with the issuance of the note, the Company issued an aggregate of 166,667 warrants exercisable at a price of $0.40 per share to Mr. Womack. The warrants are exercisable immediately and expire on December 7, 2023.

On December 7, 2018, the Company borrowed $100,000, pursuant to a 10% Secured Promissory Note, from George Gilman. The note provides for monthly interest payments to Mr. Gilman and the entire principal and accrued interest is due on December 7, 2019. In connection with the issuance of the note, the Company issued an aggregate of 166,667 warrants exercisable at a price of $0.40 per share to Mr. Gilman. The warrants are exercisable immediately and expire on December 7, 2023.

On January 11, 2019, the Company borrowed $100,000 from Aeneas, LC, of which Mr. George Gilman is the sole Trustee, pursuant to a 10% Secured Promissory Note.

 During February, 2019, the Company retained the services of Mr. John Boylan, a director of the Company, pursuant to which the Company agreed to pay Mr. Boylan $13,333 per month for consulting services related to the Company’s mergers and acquisition strategy. The services will be provided to the Company on a month-to-month basis.

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

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2018 and 2017 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2018 and 2017 (collectively, the “named executive officers”):

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards($) (4)	Option awards($) (4)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Matthew Flemming	2018	180,000	-	-	-	-	-	-	180,000
Chief Executive Officer	2017	116,385	-	-	-	-	-	-	116,385

Stephen Christian	2018	120,000	-	-	-	-	-	-	120,000
Executive Vice President and Secretary and President of MG Cleaners	2017	50,000	-	-	-	-	-	-	50,000

Meggen Rhodes	2018	-	-	-	-	-	-	-	-
Former Chief Financial Officer (1)	2017	26,375	-	-	-	-	-	16,340	42,715

Ailon Z. Grushkin	2018	-	-	-	-	-	-	-	-
Former Chief Executive Officer (2)	2017	-	-	82,500	-	-	-	-	82,500

Mary E. Paetzol	2018	-	-	-	-	-	-	-	-
Former Chief Financial Officer (3)	2017	45,000	-	55,000	-	-	-	-	100,000

(1)	Ms. Rhodes resigned as the Chief Financial Officer of the Company on March 19, 2018.
(2)	Mr. Grushkin resigned as an officer and director of the Company on September 19, 2017. In 2017, management services were provided under an agreement with Nano-Cap Advisors LLC where Ailon Z. Grushkin is the sole member.
(3)	Ms. Paetzold resigned as an officer of the Company on September 19, 2017. During 2017 (through September 19, 2017), the Company had an arrangement with Ms. Paetzold that provided for cash compensation of $60,000 per year.
(4)	Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. All options vest at the date of grant and are exercisable at the market value at the date of grant. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included herein.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board.

Director Compensation

Director Compensation Table

During the year ended December 31, 2018, we did not compensate any of our non-executive, independent directors for their Board service.

Cash Compensation of Directors

Members of our Board of Directors do not currently receive cash compensation for their services, however, the Board may in the future determine to compensate it members through the payment of cash compensation. We reimburse our non-employee directors for out-of-pocket expenses for attending such meeting.

The Company has engaged the services of Mr. John Boylan effective February 11, 2019, whereby Mr. Boylan will be paid as a consultant to the Company in connection with its mergers and acquisition strategy, whereby Mr. Boylan shall provide us with mergers and acquisition support including economic analysis, financial modeling and due diligence. Mr. Boylan will be paid $13,000 per month for his services.

Equity Compensation of Directors

Our directors are eligible to participate in our 2018 Stock Option Plan.

Outstanding Equity Awards at 2018 Year End

There are no outstanding unexercised options, unvested stock and equity incentive plan awards held by any of our executive officers as of December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2019, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially five percent (5%) or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of April 1, 2019, there were 12,860,520 shares of our common stock issued and outstanding. Except as otherwise listed below, the address of each person is 710 N. Post Oak Road, Suite 315, Houston, Texas 77024.

Name	Amount of Beneficial Ownership of Common Stock(1)	Percent of Common Stock

Raging Capital Master Fund Ltd.(4)	782,498	6.1%
Raging Capital Management LLC(5)	782,498	6.1%
William Martin(6)	783,884	6.1%
Ramsey Financial Fund One LLC (7)	760,000	5.9%
Leo Womack (8)	1,032,367	7.9%
George Gilman (9)	1,216,667	9.3%

Directors and Executive Officers:
Matthew Flemming(2)	600,000	4.7%
Stephen Christian	1,408,276	10.9%
John Boylan(3)	225,000	1.7%
Steven Paulson	100,000	*
Michael A. Gilbert II	100,000	*
All Directors and Executive Officers as a group (5 persons) (1)(2)(3)	2,433,276	18.9%

 *less than one percent

(1)	Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.
(2)	Flemming Family Trust, an irrevocable trust, is the owner of the shares. Rolf O. Flemming, Father to Matthew Flemming, is the Grantor of the trust and Matthew Flemming is the Trustee. His immediate relatives are the beneficiaries.
(3)	Includes 225,000 shares of common stock held by EJC Ventures of which Mr. Boylan is the control person.
(4)	Based on Schedule 13D filed with the Securities and Exchange Commission on May 4, 2016 by Raging Capital Master Fund, LTD. (“Raging Group”) includes 782,498 shares held by Raging Capital Master Fund, Ltd. William C. Martin is the Managing Member of Raging Capital Management, LLC the General Partner of Raging Capital Master Fund, Ltd. William C. Martin retains 100% equity ownership in Raging Capital Management, LLC. Also includes 1,386 shares held by William C. Martin SEP IRA.
(5)	Includes 782,498 shares held by Raging Capital Master Fund Ltd. Raging Capital Management, LLC is the General Partner of Raging Capital Master Fund Ltd. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital Management, LLC.
(6)	RCM Indium, LLC, a Delaware limited liability company, whose members include Raging Capital Fund (QP), LP and Raging Capital Management, LLC, whose sole member is William C. Martin. However, RCM Indium, LLC does not have any ownership rights to any common Stock owned by Mr. Martin.
(7)	Ramsey Financial Fund One, LLC’s managing member is Leo B. Womack who has sole voting and investment control over the shares.
(8)	Includes: (i) 760,000 shares of common stock held by Ramsey Financial Fund One, LLC, of which Leo Womack is the managing member; (ii) 50,000 shares of common stock held by the Leo B. Womack Family Trust, of which Mr. Womack is the Trustee and has sole voting and investment control over the shares, (iii) 43,800 shares of common stock held by Gulf Equities Profit Sharing Plan, Leo Womack administrator, of which Mr. Womack has sole voting and investment control over the shares, and (iv) 166,667 shares of common stock issuable upon the exercise of options held by Mr. Womack.
(9)	Includes: (i) 550,000 shares of common stock held by Aeneas, LC, of which Mr. Gilman is the manager and has sole voting and investment control over the shares, (ii) 500,000 shares of common stock held by The Mary Payne Family Trust, of which Mr. Gilman is the Trustee and has sole voting and investment control over the shares, and (iii) 166,667 shares of common stock issuable upon the exercise of options held by Mr. Gilman.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than ten percent of our common stock file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2018, all of these filing requirements were satisfied.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securityholders
2008 Long-Term Incentive Compensation Plan	590,000	$.47	-0-
2018 Stock Option Plan	50,000	.79	1,950,000
Total	640,000	$.50	1,950,000

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

The following is a description of the transactions we have engaged in since January 1, 2018, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On December 7, 2018, the Company borrowed $100,000, pursuant to a 10% Secured Promissory Note, from Leo Womack. The note provides for monthly interest payments to Mr. Womack and the entire principal and accrued interest is due on December 7, 2019. In connection with the issuance of the note, the Company issued an aggregate of 166,667 warrants exercisable at a price of $0.40 per share to Mr. Womack. The warrants are exercisable immediately and expire on December 7, 2023.

On December 7, 2018, the Company borrowed $100,000, pursuant to a 10% Secured Promissory Note, from George Gilman. The note provides for monthly interest payments to Mr. Gilman and the entire principal and accrued interest is due on December 7, 2019. In connection with the issuance of the note, the Company issued an aggregate of 166,667 warrants exercisable at a price of $0.40 per share to Mr. Gilman. The warrants are exercisable immediately and expire on December 7, 2023.

On January 11, 2019, the Company borrowed $100,000 from Aeneas, LC, of which Mr. George Gilman is the sole Trustee, pursuant to a 10% Secured Promissory Note.

In February, 2019, the Company retained the services of Mr. John Boylan, a director of the Company, pursuant to which the Company agreed to pay Mr. Boylan $13,333 per month for consulting services related to the Company’s mergers and acquisition strategy. The services will be provided to the Company on a month-to-month basis.

Item 14.	Principal Accounting Fees and Services

In September 2017, the Audit Committee of the Board approved the appointment of the firm of MaloneBailey LLP (“Malone”) to serve as our independent registered public accountant for the year ended December 31, 2017. The independent registered public accountant’s report of Cohn Reznick LLP (“Cohn Reznick”) on our financial statements as of and for the year ended December 31, 2016 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee may consider whether it is appropriate, either for this fiscal year or in the future, to consider the selection of other independent registered public accounting firms.

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2018	2017

Audit Fees (1):	$72,500	$53,000
Tax Fees (2):	-
All Other Fees:	-	-

Total	$72,500	$53,000

(1)	Audit fees include fees for professional services by Malone in 2018 rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(2)	Tax fees include fees for tax services, including tax compliance.

The Audit Committee of the Board has established its preapproval policies and procedures, pursuant to which the Audit Committee approves audit and tax services provided by our independent auditors. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed fee estimates for these services. Pursuant to these procedures, the Audit Committee approved the foregoing audit and tax services provided by Malone.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to Amendment No. 4 to the Company’s Form S-1 filed on December 15, 2010).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 28, 2014).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

3.4	Amendment to Certificate of Incorporation dated January 30, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.2	Specimen Common Stock Certificate Incorporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

10.1	Form of Unit Option Purchase Agreement (incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

10.2	2008 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 filed on April 7, 2010).

10.3***	Consulting Services Agreement between the Company and Nano-Cap Advisor, LLC as amended on March 28, 2017.

10.4***	Consulting Services Agreement between the Company and Brack Advisors LLC as amended on March 28, 2017.

10.5	2018 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

31.1**	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1x*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.3	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

101.ins**	XBRL Instance Document

101.sch**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

x*	Filed herewith. A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Filed herewith.
***	Previously filed.
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

SMG INDUSTRIES INC.

Date: April 1, 2019	By:	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Matthew C. Flemming	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	April 1, 2019
Matthew C. Flemming	(Principal Executive Officer and Principal Financial Officer)

/s/ John Boylan	Director	April 1, 2019
John Boylan

/s/ Steven Paulson	Director	April 1, 2019
Steven Paulson

/s/ Michael A. Gilbert III	Director	April 1, 2019
Michael A. Gilbert III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SMG Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMG Industries, Inc. as of December 31,2018 and 2017 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 1, 2019

SMG INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$1,608	$85,570
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $10,695	703,959	441,359
Inventory	140,662	142,053
Assets held for sale	42,300	42,300
Prepaid expenses and other current assets	96,871	25,352

Total current assets	985,400	736,634

Property, equipment and rental assets, net of accumulated depreciation of $306,155 and $300,155 as of December 31, 2018 and 2017, respectively	1,998,009	118,779
Intangible assets, net of accumulated amortization $10,344 as of December 31, 2018	329,656	-
Other assets	27,631	-
Goodwill	185,751	-

Total assets	$3,526,447	$855,413

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$968,507	$395,423
Accounts payable - related party	21,000	95,585
Accrued expenses and other liabilities	207,911	69,578
Deferred revenue	39,877	-
Secured line of credit	593,888	353,975
Current portion of note payable - related party	62,750	-
Current portion of unsecured notes payable	131,126	-
Current portion of secured notes payable, net	328,328	264,615
Current portion of capital lease liability	53,728	-

Total current liabilities	2,407,115	1,179,176

Long term liabilities:
Convertible note payable, net	161,970	-
Note payable - related party, net of current portion	46,913	-
Notes payable - secured, net of current portion	967,846	258,361
Capital lease liability, net of current portion	40,552	-

Total liabilities	3,624,396	1,437,537

Commitments and contingencies

Stockholders' deficit
Preferred stock - $0.001 par value; authorized 1,000,000 shares as of December 31, 2018 and December 31, 2017; issued and outstanding none at December 31, 2018 and 2017	-	-
Common stock - $0.001 par value; authorized 25,000,000 shares as of December 31, 2018 and 2017; issued and outstanding 11,910,690 and 8,865,190 at December 31, 2018 and 2017	11,911	8,865
Additional paid in capital	1,567,567	(56,940)
Accumulated deficit	(1,677,427)	(534,049)

Total stockholders' deficit	(97,949)	(582,124)

Total liabilities and stockholders' deficit	$3,526,447	$855,413

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

REVENUES	$4,422,436	$2,465,897

COST OF REVENUES	2,769,375	1,445,910

GROSS PROFIT	1,653,061	1,019,987

OPERATING EXPENSES:
Selling, general and administrative	2,434,819	1,188,494
Impairment expense	-	27,366
Bad debt (recovery) expense	22,907	(10,439)
(Gain) loss on asset disposal	(21,071)	18,473
Acquisition cost	58,905	378,807

Total operating expenses	2,495,560	1,602,701

LOSS FROM OPERATIONS	(842,499)	(582,714)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of liabilities	9,151	7,118
Interest expense, net	(310,030)	(155,484)

NET LOSS	$(1,143,378)	$(731,080)

Net Income Per Share
Basic	$(0.11)	$(0.21)
Diluted	$(0.11)	$(0.21)

Weighted average shares outstanding
Basic	10,364,775	3,423,150
Diluted	10,364,775	3,423,150

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the years ended December 31, 2018 and 2017

			Additional
	Common	Shares	Paid In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2016	1,408,276	$1,408	$(556,021)	$197,031	$(357,582)

Shares issued for cash	4,910,000	4,910	346,260	-	351,170
Recapitalization	2,094,569	2,095	19,379	-	21,474
Shares issued for services	432,345	432	210,888	-	211,320
Shares issued for assets	20,000	20	4,980	-	5,000
Member contributions	-	-	110,081	-	110,081
Member distributions	-	-	(192,507)	-	(192,507)
Net income (loss)	-	-	-	(731,080)	(731,080)

Balances at December 31, 2017	8,865,190	8,865	(56,940)	(534,049)	(582,124)

Shares issued for cash	1,390,000	1,390	274,653	-	276,043
Beneficial conversion feature on convertible notes	-	-	100,000	-	100,000
Shares issued for services	80,000	80	28,524	-	28,604
Shares issued to settle accounts payable	25,500	26	15,264	-	15,290
Shares issued for assets	1,000,000	1,000	699,000	-	700,000
Shares issued to acquire Momentum Water Transfer Services LLC	550,000	550	233,200	-	233,750
Share based compensation	-	-	53,053	-	53,053
Warrants issued with note payable	-	-	220,813	-	220,813
Net income	-	-	-	(1,143,378)	(1,143,378)

Balances at December 31, 2018	11,910,690	$11,911	$1,567,567	$(1,677,427)	$(97,949)

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,143,378)	$(731,080)
Adjustments to reconcile net income to net cash used in operating activities:
Share based payments	81,657	211,320
Depreciation and amortization	105,287	72,161
Amortization of deferred financing costs	178,267	63,482
Gain on settlement of liabilities	(9,151)	(7,118)
Bad debt expense (recovery)	22,907	(10,439)
Impairment expense	-	27,366
Loss on disposal of equipment	(13,386)	18,473
Changes in:
Accounts receivable	(240,822)	(144,996)
Inventory	1,391	(131,105)
Prepaid expenses and other current assets	(5,992)	24,959
Other assets	(35,631)	-
Accounts payable	551,849	230,951
Accounts payable related party	(45,585)	45,585
Accrued expenses and other liabilities	128,333	(86,215)
Deferred revenue	39,877	-
Net cash provided by (used in) operating activities	(384,377)	(416,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Momentum Water Transfer Services LLC	(300,000)	-
Cash received in reverse acquisition	-	21,164
Cash received from sale of assets	14,000	-
Cash paid for purchase of property and equipment	(116,564)	(38,247)
Net cash used in investing activities	(402,564)	(17,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	239,913	181,734
Proceeds from notes payable	546,243	346,150
Payments on notes payable	(494,411)	(299,780)
Proceeds on notes payable, related party	53,200	-
Payments on notes payable, related party	(101,571)	-
Proceeds on convertible notes payable	250,000	-
Payments on capital lease liability	(37,438)	-
Payments on MG Cleaners acquisition - related party	(29,000)	-
Proceeds from member contributions	-	110,081
Payments for member distributions	-	(192,507)
Proceeds from sale of member interest	-	3,170
Proceeds from sales of common stock	276,043	348,000
Net cash provided by (used in) financing activities	702,979	496,848

NET CHANGE IN CASH AND CASH EQUIVALENTS	(83,962)	63,109

CASH AND CASH EQUIVALENTS, beginning of period	85,570	22,461

CASH AND CASH EQUIVALENTS, end of period	$1,608	$85,570

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$119,438	$101,375

Noncash investing and financing activities
Purchase of intangible assets with note payable, related party	$150,000	$-
Purchase of fixed asset with notes payable	$41,481	$11,248
Capital lease additions	$131,718	$-
Prepaid expenses financed with notes payable	$65,527	$-
Expenses paid by related party	$8,034	$-
Stock issued for accounts payable	$12,000	$-
Non-cash consideration paid for business acquisition	$1,095,460	$-
Common shares issued for purchase of fixed assets	$700,000	$5,000
Beneficial conversion feature on convertible notes payable	$100,000	$-
Debt discount from issuance of common stock warrants	$220,813	$-
Payments on notes payable from secured line of credit proceeds	$-	$96,512
Payments on accrued liabilities from secured line of credit proceeds	$-	$75,729
Recapitalization of MG Cleaners, LLC	$-	$310
Reclassification of assets held for sale	$-	$42,300

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

Organization and Nature of Business

SMG Industries Inc. (the “Company” or “SMG”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. The Company original business was the acquisition and stockpile of a rare metal known as Indium used in cell phones and other industrial applications. The Company eventually sold its stockpile and distributed most of the proceeds to its stockholders via special dividends and share repurchases.

On September 19, 2017, the Company entered the domestic oilfield services market and executed an Agreement and Plan of Share Exchange with MG Cleaners LLC, a Texas based product and services company focused on drilling rig contractors and oilfield customers.

On September 19, 2017, SMG acquired one hundred percent of the issued and outstanding membership interests of MG Cleaners LLC pursuant to which MG Cleaners LLC became our wholly-owned subsidiary. In connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. The $50,000 liability was recorded as an Accounts Payable – Related Party on the balance sheet. On January 30, 2018 the Company changed its name from SMG Indium Resources Ltd. to its present name SMG Industries Inc.

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

The Company today is a growth-oriented oilfield services company that operates throughout the domestic Southwest United States. Through its wholly-owned operating subsidiaries, the Company offers an expanding suite of products and services across the oilfield market segments of drilling, completions and production.

MG Cleaners LLC., serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services. SMG's oil tools rental division includes an inventory of approximately 800 bottom hole assembly (BHA) oil tools such as stabilizers, drill collars, crossovers and bit subs rented to oil companies and their directional drillers. SMG's frac water management division, known as Momentum Water Transfer, focuses in the completion or fracing market segment providing high volume above ground equipment and temporary infrastructure to route water used on location for fracing. SMG Industries, Inc. headquartered in Houston, Texas has facilities in Carthage, Odessa and Alice, Texas.

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

Customer Concentration and Credit Risk

During fiscal year 2018, two of our customers accounted for approximately 50% of our total gross revenues, with one customer accounting for 31% and another accounting for 19%. No other customers exceeded 10% of revenues during 2018. During fiscal year 2017, two of our customers accounted for approximately 52% of our total gross revenues, with one customer accounting for 34% and another accounting for 18%. No other customers exceeded 10% of revenues during 2017. Three customers accounted for approximately 51% of accounts receivable at December 31, 2018, and two customers accounted for more than 64% of accounts receivable at December 31, 2017. No other customers exceeded 10% of accounts receivable as of December 31, 2018 and 2017. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

No vendors individually accounted for over 10% of accounts payable at December 31, 2018, and five vendors accounted for more than 60% of accounts payable at December 31, 2017 No other vendors exceeded 10% of accounts payable at December 31, 2018 and 2017.

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2018 and 2017, the allowance for bad debts was $25,000 and $10,695, respectively.

Inventory

Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or market, using the first in, first out method to determine the cost. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to net realized value, if lower.

Property and Equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Category	Useful Lives
Building and improvements	20 years
Vehicles and trailers	5 years
Equipment (including Downhole Oil Tools)	5 -7 years
Furniture, Fixtures and Other	3 - 7 years

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2018 and determined that there was no impairment.

The fair value of the Company’s reporting unit is dependent upon the Company’s estimate of future cash flows and other factors. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from the Company’s market capitalization plus a suitable control premium at date of the evaluation.

The financial and credit market volatility directly impacts the Company’s fair value measurement through the Company’s weighted average cost of capital that the Company uses to determine its discount rate and through the Company’s stock price that the Company uses to determine its market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long lived assets were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

For the year ended December 31, 2017

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

For the year ended December 31, 2018

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

-   Identification of the contract with a customer

-   Identification of the performance obligations in the contract

-   Determination of the transaction price

-   Allocation of the transaction price to the performance obligations in the contract

-   Recognition of revenue when, or as, the Company satisfies a performance obligation

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

Service revenues are recognized when (or as) the Company satisfies a performance obligation by transferring control of the performance obligation to a customer. Control of a performance obligation may transfer to the customer either over time or at a point in time depending on an evaluation of the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer, as well as the nature of the services to be provided. Control transfers over time when the customer is able to direct the use of and obtain substantially all of the benefits of our work as we perform. This typically occurs when services have no alternative use and the Company has a right to payment for performance completed to date, including a reasonable profit margin. The majority of our revenues are recognized at a point in time.

Contract Liabilities

The Company may at times receive payment at the time customer places an order. Amounts received for undelivered product or services not yet provided are considered a contract liability and are recorded as deferred revenue. As of December 31, 2018 and 2017, the Company had deferred revenue of $39,877 and $0, respectively, related to unsatisfied performance obligations. These performance obligations were satisfied during the first quarter of 2019.

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	2018	2017
Service revenue	$1,794,151	$648,561
Product revenue	2,628,285	1,817,336
Total revenue	$4,422,436	$2,465,897

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

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the year ended December 31, 2018, 640,000 of stock options, 525,001 of warrants and 500,000 shares issuable from convertible notes payable were considered for their dilutive effects. For the year ended December 31, 2017, 510,000 of stock options were considered for their dilutive effects.

Basic and Diluted Income (Loss)	December 31, 2018	December 31, 2017

Net Income (Loss)	$(1,143,378)	$(731,080)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	10,364,775	3,423,150
Net dilutive stock options	-	-
Dilutive shares	10,364,775	3,423,150

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

Share-Based Payment Arrangements

The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. The Company adopted ASU 2018-07 in the second quarter of 2018 which aligns the accounting for share-based payment awards issued to employees and nonemployees.

The fair value of each option granted during the years ended December 31, 2018 and 2017 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

F-11

	2018	2017
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	158%-159%	127.52%
Risk-free interest rate	2.8%-2.9%	2.06%

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; the use of hindsight.; and all of the new standard’s available transition practical expedients. While the Company continues to assess all of the effects of adoption, the Company currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for operating leases, and providing significant new disclosures about the Company’s leasing activities.

On adoption, the Company currently expects to recognize additional operating liabilities of between approximately $260,000 and $310,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for its leases. For those leases that qualify, the Company will not recognize ROU assets or lease liabilities. This includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

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

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its negative working capital and negative cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such substantial concern as follows. The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly related to the Company’s acquisition of an additional operating company in 2018 and partly related to the Company cross-selling additional sales initiatives already implemented with the acquisition’s additional customer base. In addition, there were several one-time expenses in 2018 related to expansion to the new region and related to the product line acquisition in September 2018 and the operating company acquisition in December 2018. As a result, following this plan substantial doubt about the Company’s ability to continue as a going concern is alleviated.

NOTE 4 - INVENTORY

Inventory consisted of the following components as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Raw materials and supplies	$8,690	$25,863
Finished and purchased products	131,972	116,190

Total inventory	$140,662	$142,053

NOTE 5 – LONG-LIVED ASSETS

Property and equipment

Property and equipment at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017

Equipment	$1,409,237	$236,460
Downhole oil tools	700,000	-
Vehicles	151,497	165,867
Furniture, fixtures and other	43,430	16,607

	2,304,164	418,934

Less: accumulated depreciation	(306,155)	(300,155)

	$1,998,009	$118,779

Depreciation expense for the years ended December 31, 2018 and 2017 was $94,943 and $72,161, respectively.

During the year ended December 31, 2017, the Company decided to sell the land and building in Carthage, Texas and determined that this property met the criteria for assets held for sale in September 2017. The market listing price for these assets was below the net book value at the time of reclassification, resulting in the recognition of assets held for sale of $42,300 and impairment expense of $27,366. The Company expects these assets to sell in 2019.

Intangible assets

Intangible assets as of December 31, 2018 are related to the acquisition of the RigHands™ assets and the acquisition of tradenames of Momentum Water Transfer Services LLC.

Intangible assets at December 31, 2018 and December 31, 2017 consisted of the following:

	Useful
	Life (yr)	December 31, 2018	December 31, 2017

RigHands (Trademark and Formula)	15	$150,000	$-
MWST Tradename	10	190,000

		340,000	-

Less: accumulated depreciation		(10,344)	-

		$329,656	$-

Amortization expense for the year ended December 31, 2018 and 2017 was $10,344 and $0, respectively. Future amortization of the intangible assets for the years ended December 31, 2019, 2020, 2021, 2022, 2023 and beyond are $29,000, $29,000, $29,000, $29,000, $29,000 and $184,656, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of December 31, 2018 and 2017 included the following:

	December 31, 2018	December 31, 2017

Payroll and payroll taxes payable	$84,916	$24,854
Sales tax payable	67,124	7,325
Interest payable	12,325	2,273
Inventory purchases payable	-	23,440
Other	43,546	11,686

Total Accrued Expenses	$207,911	$69,578

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022	$180,552	$228,947

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021	49,885	63,752

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020	25,960	41,777

Secured funding advance agreement issued December 18, 2017, bearing effective interest of 29.8%, due in daily installments ending October 2018, net of deferred financing costs of $0 and$55,729, respectively	-	188,500

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023	35,562	-

Secured funding advance agreement issued June 27, 2018, bearing effective interest of 20%, due in daily installments ending April 2019, prinicipal balance $143,965, net of deferred financing costs of $43,412	143,965	-

Secured note payable issued to a shareholder who controls approxmately 8.8% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	-

Secured note payable issued to a shareholder who controls approxmately 7.5% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	-

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	-

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023	800,000	-

	1,535,924	522,976
Less discounts	(239,750)	-
Less current maturities	(328,328)	(264,615)

Long term debt, net of current maturities	$967,846	$258,361

On October 15, 2010, the former managing member of MG Cleaners purchased MG Cleaners from the previous membership interest owners. In connection with that transaction, a $450,000 seller note was issued to the sellers. The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by SMG, and said property is no longer occupied. The balance of this note at December 31, 2018 and 2017 was $180,552 and $228,947, respectively.

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

On December 7, 2018, the Company issued and sold secured promissory notes in the aggregate principal amount of $300,000 to three separate purchasers. In addition to the issuance of the Notes an aggregate of 500,001 warrants (“Warrants”) were issued to the purchasers of the Notes. The Warrants are exercisable for a period of five years and are exercisable at $0.40 per share. Interest on the Notes shall be paid to the purchasers at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Note is one year after the issuance date. The Notes are secured by all of the assets of the Company and the assets of MWTS, subject to prior liens and security interests. The warrants were valued at $203,337 and recorded as a discount to the notes payable. The discount will be amortized over the life of the notes payable.

On December 7, 2018 we issued a 6% note to the MWTS Member in the amount of $800,000 as part of the purchase price for MWTS. The note requires monthly payment of $7,500, matures December 8, 2023 and is secured by all the assets of the Company subject to prior security interests.

Funding Advance Agreements – included with secured notes

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

On June 27, 2018, our company re-financed and paid off the above December 18, 2017 note. This was accounted for as an extinguishment of the old note. During the year ended December 31, 2018, $80,233 of debt discount was amortized to interest expense related to the old instrument. The new facility had an original principal balance of $347,500. In conjunction with the new note we received $139,243 of proceeds, applied $103,257 towards the payoff of the old instrument and recorded deferred financing cost of $105,000 as a debt discount. Payments of principal and interest are paid daily. This note matures in April 2019. During the year ended December 31, 2018, $61,588 of debt discount was amortized to interest expense.

Future maturities of debt as of December 31, 2018 are as follows:

2019	$568,078
2020	123,336
2021	128,713
2022	100,202
2023	615,595
Total	$1,535,924

Notes Payable – Unsecured

	December 31,	December 31,
	2018	2017

Financed insurance premium, Note Payable issued on June 8, 2018, bearing interest of 6.5% per year and due in monthly installments ending April 1, 2019	$31,126	$-

Unsecured note payable with a shareholder who controls approximately 7.5% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 (extended to June 30, 2019) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand	65,000	-

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000

	131,126	-
Less, discount	-	-
	131,126	-

Less current maturities	(131,126)	-

Long term debt, net of current maturities	$-	$-

Notes Payable (Related Party)

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. The note bears interest at the rate of 5% per year and is payable in 36 equal monthly installments of $4,496. As of December 31, 2018, $101,220 remains outstanding with $54,307 included as a current liability.

During the year ended December 31, 2018, Stephen Christian advanced $53,200 to the Company, was repaid $52,791 by the Company, and paid $8,034 of expense on behalf of the Company. As of December 31, 2018, $8,443 remains outstanding with no specific repayment terms or stated interest rate.

Capital Lease Liability

During the year ended December 31, 2018 the Company entered into a capital lease arrangement to purchase various equipment to be used in operations. Title to the equipment will be transferred to the Company at the completion of the lease payments. The Company purchased $146,354 of equipment payable through May 2020. A down payment of $20,607 was due at inception followed by 23 monthly payments of $5,972 and a final payment of $13,172. As of December 31, 2018, $94,280 remains outstanding with $53,728 included as a current liability.

Accounts Receivable Financing Facility (Secured Line of Credit)

On May 11, 2017, SMG Industries, Inc., formerly SMG Indium Resources Ltd., (the “Borrower”) entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Crestmark Bank and is secured by the Borrower’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. There were no loan origination or closing fees and we paid $1,330 to Crestmark to reimburse them for documentation, legal and audit fees. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Crestmark Bank a fee of $20,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $5,000. After the second anniversary of the financing facility, no exit fee is due. Crestmark has a senior security interest in the Borrower’s assets. The balance of this line of credit was $593,888 and $353,975 as of December 31, 2018 and December 31, 2017, respectively.

Certain debts were paid in connection with the closing of the Crestmark Bank Line of Credit, including a $50,000 reduction to the First State Bank note, pay off of the accounts receivable purchase agreement for $46,512, pay off of past due IRS taxes totaling $70,898, and pay off of one other accrued liability of $4,831. Total payments to debt and accrued liabilities at Crestmark closing were $172,241. During the year ended December 31, 2017, the Company received total cash proceeds of $1,458,083 and repaid $1,314,935 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $38,586 to pay for interest and fees.  Net proceeds received during the year ended December 31, 2017 on this facility were $181,734.

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box. Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables. During the year ended December 31, 2018, the Company received total cash proceeds of $4,170,699 and repaid $4,011,508 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $80,722 to pay for interest and fees.  Net proceeds received during the year ended December 31, 2018 on this facility were $239,913.

Convertible Notes Payable

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual accredited investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the year ended December 31, 2018, $11,970 of the discount was amortized.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Year ended December 31, 2017

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

The following shares of common stock were issued subsequent to the reverse acquisition during the year ended December 31, 2017:

- 432,345 shares of common stock for services valued at $211,320.

- 20,000 shares of common stock for assets valued at $5,000.

- 4,910,000 shares of common stock for cash proceeds of $351,170.

Year ended December 31, 2018

During the year ended December 31, 2018, the Company issued 1,390,000 common shares for proceeds of $278,000 from accredited investors. Expenses of $1,957 were incurred related to raising these funds are recorded as a cost of capital.

During the year ended December 31, 2018, the Company issued 25,500 common shares in settlement of accounts payable of $12,000 resulting in a loss on settlement of $3,290.

During the year ended December 31, 2018, the Company issued a total of 80,000 common shares to three consultants for services. The fair value of the shares of $60,500 will be recognized over the service period ranging from six months to one-year. During the year ended December 31, 2018 $28,604 of expense was recognized.

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

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary of stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2016	387,500	$279,550	$0.24-3.40	$0.73
Granted	150,000	64,500	$0.37	$0.37
Exercised	-	-	-	-
Cancelled, forfeited or expired	(27,500)	(25,900)	$2.52-3.48	$2.55
Outstanding, December 31, 2017	510,000	$318,150	$0.24-3.29	$0.57
Granted	150,000	114,500	$.75-.79	$0.76
Exercised	-	-	-	-
Cancelled, forfeited or expired	(20,000)	(55,850)	$2.45-3.29	$2.79
Outstanding, December 31, 2018	640,000	$376,800	$0.24-2.18	$0.50
Exercisable, December 31, 2018	448,335	$212,601	$0.24-2.18	$0.47

In November 2017 the Company issued 150,000 stock options with an exercise price of $0.37 that vest in three equal tranches on in November 2018, 2019 & 2020. Option expense of $41,840 will be recorded over the vesting term.

In May 2018 the Company issued 100,000 stock warrant with an exercise price of $0.75 that vest in twelve equal monthly tranches following issuance. The warrants expire five years after issuance. Option expense of $51,567 will be recorded over the vesting term.

In July 2018, the Company granted 50,000 stock options to a consultant with a five-year term and an exercise price of $0.79. The options vest annually over a three-year period with the first one-third vesting July 10, 2019. Option expense of $34,736 will be recorded over the vesting term.

The weighted average remaining contractual life is approximately 3.1 years for stock options outstanding on December 31, 2018. At December 31, 2018 and 2017 there was $84,000 and $232,500 in intrinsic value of outstanding stock options. During the years ended December 31, 2018 and 2017 share based compensation expense of $53,053 and $0 was recognized, respectively.

In connection with the acquisition discussed in Note 1, MG Cleaners LLC assumed the 387,500 options that were previously issued by SMG as of December 31, 2016.

Summary Stock warrant information is as follows:

Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2016	-	$-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, December 31, 2017	-	-	-	-
Granted	525,001	218,750	$0.40-$0.75	$0.42
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, December 31, 2018	525,001	$218,750	$0.40-$0.75	$0.42
Exercisable, December 31, 2018	525,001	$218,750	$0.40-$0.75	$0.42

In September 2018, the Company granted 25,000 warrants to a debt holder with a five-year term and an exercise price of $0.75. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.74, Exercise price, $0.75, Term 5 years, Volatility 169%, Discount rate, 2.8%. During the year ended December 31, 2018, the fair value of $17,476 was recoded as a note payable discount and will be amortized over the life of the note payable.

In December 2018, the Company granted 500,001 stock warrants to three debt holders with five-year terms and an exercise price of $0.40. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.43, Exercise price, $0.40, Term 5 years, Volatility 177%, Discount rate, 2.7%. During the year ended December 31, 2018, the fair value of $203,338 was recoded as a note payable discount and will be amortized over the life of the note payable.

The weighted average remaining contractual life is approximately 4.9 years for stock warrants outstanding on December 31, 2018. At December 31, 2018 and December 31, 2017, there was $35,000 and $0, respectively, in intrinsic value of outstanding stock warrants.

NOTE 10 – ACQUISITION

On December 7, 2018 (“Closing Date”), we entered into an Agreement and Plan of Share Exchange dated as of such date (the “Exchange Agreement”) with Momentum Water Transfer Services LLC, a Texas limited liability company (“MWTS”) and the sole member of MWTS (the “MWTS Member”). On the Closing Date, pursuant to the Exchange Agreement, we acquired one hundred percent (100%) of the issued and outstanding membership interests of MWTS (“MWTS Membership Interests”) from the MWTS Member pursuant to which MWTS became our wholly owned subsidiary (“Acquisition”). In accordance with the terms of the Exchange Agreement, and in connection with the completion of the Acquisition, on the Closing Date we issued 550,000 shares of our common stock, par value $0.001 per share, paid $308,000 in cash, issued a short term payable of $53,710 that is due on demand and issued a 6% note to the MWTS Member in the amount of $800,000 in exchange for all of the issued and outstanding MWTS Membership Interests.

Preliminary Purchase Price:
Cash, net	$300,000
Application of deposit	8,000
Short term payable	53,710
Notes payables	800,000
Common Stock issued	233,750
Total purchase price	$1,395,460

Purchase Price Allocation
Accounts receivable	$44,685
Equipment	985,024
Tradenames	190,000
Goodwill	185,751
Accrued expenses	(10,000)
$1,395,460

The Company’s consolidated revenue and net loss includes $48,577 and $67,132 related to the operations of MWTS since the acquisition date.

The following schedule contains pro-forma consolidated results of operations for the years ended December 31, 2018 and 2017 as if the acquisitions occurred on January 1, 2017. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017, or of results that may occur in the future.

(unaudited)	2018	2017
	Pro Forma	Pro Forma
Revenue	4,580,791	4,404,748

Operating loss	(1,367,528)	(50,312)

Net loss	(1,668,407)	(198,678)

Loss per common share – basic and diluted	(0.13)	(0.05)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

In May 2018, MG Cleaners LLC, a wholly owned subsidiary of SMG Industries, Inc. was sued in the US District Court for the Western District of Texas, Houston Division, Civil action no. 4:18-cv-00016; Christopher Hunsley et. al. vs MG Cleaners LLC. Five former employees of MG Cleaners, the Plaintiffs, filed claims under the Fair Labor Standards Act (FLSA) asserts amongst other things unpaid overtime wages. The Company adamantly denies these claims.

SMG Industries has litigated this matter for several months and considered a range of outcomes for this matter and determined that management’s best estimated amount to settle this matter is for $40,000 probably during the fiscal year 2019. As such, management believes it is appropriate to accrue for this on our year end 2018 financial statements.

From time to time, SMG may be subject to routine litigation, claims, or disputes in the ordinary course of business. Other than the above listed matter, in the opinion of management; no other pending or known threatened claims, actions or proceedings against SMG are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. SMG cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

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

On June 1, 2018, MG Cleaners, the Company’s subsidiary, entered into a six month lease for a facility in Alice, Texas. The lease is an initial term of six months commencing on June 1, 2018 with monthly payments due of $2,500 and automatically renews. The current expiration date is May 31, 2019. The lease is cancellable upon written notice at the end of any term. A deposit of $1,250 was paid with the commencement of the lease.

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

Rent expense for the years ended December 31, 2018 and 2017 for these leases amounted to $171,453 and $30,000, respectively.

Future minimum lease payments in accordance with the above leases is $145,940, $39,940, $18,340, $0 and $0 for the fiscal years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017 (prior to the acquisition) the former managing member of MG made contributions to the Company totaling $110,081.

During the year ended December 31, 2017 (prior to the acquisition) the Company made distributions to the former managing member of MG totaling $192,507.

On September 19, 2017, in connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. As of December 31, 2018 and 2017 amounts due under this arrangement are $21,000 and $50,000, respectively.

On September 21, 2017, the company issued 81,695 common shares to its former CFO for payment of services provided. The shares were valued at $28,593 and are included in the total shares of common stock for services.

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

On October 31, 2017, and made effective October 1, 2017, the Company entered into an employment agreement with Matthew Flemming, our Chief Executive Officer. The term is for three years with a monthly salary of $15,000 for the period. The terms of the agreement also include providing health care, auto allowance of $750 per month if a car is not provided by the Company, and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Flemming six months’ severance pay. As of December 31, 2018 and 2017 Mr. Flemming was owed $0 and $45,585 related to prior expenses paid on behalf of the Company.

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

NOTE 13 – INCOME TAXES

The components of income taxes are as follows, in thousands:

	For the Year Ended
	December 31, 2018	December 31, 2017
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(245,000)	(40,000)
Valuation Allowance	245,000	40,000
Income tax expense (benefit)	$-	$-

Reconciliation between the provision for income taxes, computed by applying the statutory Federal income tax rate of 21% to net income before income taxes, and the actual income tax expense follows

	For the Year Ended
	December 31, 2018	December 31, 2017
Federal income tax provision at statutory rates	21.00%	34.00%
Reduction due to tax law change		-13.00%
Valuation Allowance	-21.00%	-21.00%
Effective tax rate	0.00%	0.00%

The components of deferred tax assets are as follows, in thousands:

	December 31, 2018	December 31, 2017
Deferred tax asset:
Net operating loss carryforwards	$414,000	$170,000
Income not currently incurred	(13,000)	9,000
Total	401,000	179,000
Valuation allowance	(401,000)	(179,000)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that a portion or all of the deferred tax asset will not be realized. The differences between book income and tax income relate principally to revenue recognition and to differences between accelerated methods of depreciation allowed on income tax returns and straight-line methods of depreciation used for book purposes. The valuation allowance for 2018 was applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized as a result of the change in ownership of more than 50% through the reverse acquisition of the oilfield company in September 2017. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss may be limited (post-change) if the company experiences a change in ownership of more than fifty percent within a three-year period. Such change occurred in September 2017. Net operating losses prior to the date of change, available to offset future taxable income, are limited by IRC Section 382. At December 31, 2018, the company has net operating losses available for the 20-year carryforward of approximately $805,000 ($2,805,000 of prior year losses being lost due to the Section 382 limitation) and $1,166,000 available to be carried forward indefinitely.

The New Tax Act, signed into law on December 22, 2017 made significant changes to the Internal Revenue Code. These changes include of corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. Additionally, the NOL carryforward period for new NOLs has been changed from 20 succeeding taxable years to an indefinite period. With the elimination of the alternative minimum tax, NOLs for taxable years beginning after December 31, 2017, can offset 80% of Federal taxable income. Since the Company is using the asset and liability method of accounting for income taxes and because deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which temporary differences are expected to reverse, the Company is valuing the net deferred assets, as being fully offset by a valuation allowance, to account for future changes in the tax law.

The Company’s Federal and state income tax returns are subject to audit for all open years, starting with 2015 year.

NOTE 14 – SUBSEQUENT EVENTS

On January 4, 2019, the Company issued 13,830 shares of its restricted common stock to pay the quarterly interest payment of $5,532 due December 31, 2018 to a convertible note holder.

On January 11, 2019, the Company issued a promissory note to an accredited investor in return for $100,000. The note bears an interest rate of 10%, interest paid monthly, and matures on January 13, 2020.

During the first quarter of 2019, the Company issued 936,000 shares of its restricted common stock for proceeds of $234,000 from accredited investors.

