Form 10-Q
period 2019-03-31
SMG Industries Inc.
filed 2019-05-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   ☒  Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No ☒

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 14, 2019 was 13,885,106.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$70,432	$1,608
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $25,000	927,796	703,959
Inventory	128,425	140,662
Assets held for sale	42,300	42,300
Prepaid expenses and other current assets	81,071	96,871

Total current assets	1,250,024	985,400

Property and equipment, net of accumulated depreciation of $379,541 and $306,155	2,009,995	1,998,009
Other assets	18,920	27,631
Right of use assets - operating lease	313,372	-
Intangible assets, net of accumulated amortization $17,594 and $10,344	322,406	329,656
Goodwill	185,751	185,751

Total assets	$4,100,468	$3,526,447

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,586,339	$968,507
Accounts payable - related party	-	21,000
Accrued expenses and other liabilities	262,540	207,911
Right of use liabilities - operating leases short term	153,939	-
Right of use liabilities - finance leases short term	25,495	-
Deferred revenue	-	39,877
Secured line of credit	655,275	593,888
Current portion of note payable - related party	50,642	62,750
Current portion of unsecured notes payable	117,935	131,126
Current portion of secured notes payable, net	392,184	328,328
Current portion of capital lease liability	-	53,728

Total current liabilities	3,244,349	2,407,115

Long term liabilities:
Convertible note payable, net	173,845	161,970
Note payable - related party, net of current portion	38,290	46,913
Notes payable - secured, net of current portion	936,894	967,846
Right of use liabilities - operating leases, net of current portion	159,433	-
Right of use liabilites - finance leases, net of current portion	74,869	-
Capital lease liability, net of current portion	-	40,552

Total liabilities	4,627,680	3,624,396

Commitments and contingencies

Stockholders' deficit
Preferred stock - $0.001 par value; authorized 1,000,000 shares as of March 31, 2018 and December 31, 2018; issued and outstanding none at March 31, 2019 and December 31, 2018	-	-
Common stock - $0.001 par value; authorized 25,000,000 shares as of March 31,2019 and December 31, 2018; issued and outstanding 12,873,736 and 11,910,690 at March 31, 2019 and December 31, 2018	12,874	11,911
Additional paid in capital	1,847,603	1,567,567
Accumulated deficit	(2,387,689)	(1,677,427)

Total stockholders' deficit	(527,212)	(97,949)

Total liabilities and stockholders' deficit	$4,100,468	$3,526,447

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2019 and 2018

(unaudited)

	2019	2018

REVENUES	$1,752,704	$998,178

COST OF REVENUES	1,480,715	510,115

GROSS PROFIT	271,989	488,063

OPERATING EXPENSES:
Selling, general and administrative	838,624	421,842

Total operating expenses	838,624	421,842

INCOME FROM OPERATIONS	(566,635)	66,221

OTHER INCOME (EXPENSE)
Interest expense, net	(143,627)	(46,478)

NET INCOME (LOSS)	$(710,262)	$19,743

Net Income (Loss) Per Share
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00

Weighted average shares outstanding
Basic	12,460,520	9,387,325
Diluted	12,460,520	9,651,888

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the years ended December 31, 2018 and 2017

(unaudited)

			Additional
	Common	Shares	Paid In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2017	8,865,190	$8,865	$(56,940)	$(534,049)	$(582,124)

Shares issued for cash	1,140,000	1,140	224,904	-	226,044
Net income	-	-	-	19,743	19,743

Balances at March 31, 2018	10,005,190	$10,005	$167,964	$(514,306)	$(336,337)

Balances at December 31, 2018	11,910,690	$11,911	$1,567,567	$(1,677,427)	$(97,949)

Shares issued for cash	936,000	936	233,064	-	234,000
Shares issued to settle accounts payable	27,046	27	12,552	-	12,579
Share based compensation	-	-	34,420	-	34,420
Net loss	-	-	-	(710,262)	(710,262)

Balances at March 31, 2019	12,873,736	$12,874	$1,847,603	$(2,387,689)	$(527,212)

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2019 and 2018

(unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(710,262)	$19,743
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	34,420	-
Depreciation and amortization	80,636	15,386
Amortization of deferred financing costs	73,579	24,505
Loss on settlement of liability	4,007	-
Bad debt expense	-	622
Changes in:
Accounts receivable	(223,837)	(214,707)
Inventory	12,237	13,149
Prepaid expenses and other current assets	24,511	(7,939)
Accounts payable	626,404	(83,999)
Accounts payable related party	-	(55,585)
Accrued expenses and other liabilities	54,629	33,710
Deferred revenue	(39,877)	-
Net cash provided by (used in) operating activities	(63,553)	(255,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property and equipment	(65,471)	(25,479)
Net cash used in investing activities	(65,471)	(25,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	61,387	124,808
Proceeds from notes payable	100,000	-
Payments on notes payable	(141,991)	(100,369)
Proceeds from notes payable, related party	21,800	-
Payments on notes payable, related party	(42,531)	(12,886)
Payments on right of use liabilities - finance leases	(13,817)	-
Payments on MG Cleaners acquisition - related party	(21,000)	-
Proceeds from sales of common stock	234,000	226,044
Net cash provided by (used in) financing activities	197,848	237,597

NET CHANGE IN CASH AND CASH EQUIVALENTS	68,824	(42,997)

CASH AND CASH EQUIVALENTS, beginning of period	1,608	85,570

CASH AND CASH EQUIVALENTS, end of period	$70,432	$42,573

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	61,832	21,792

Noncash investing and financing activities
Intangible assets acquired from issuance of note payable, related party	$-	$150,000
Purchase of fixed assets with note payable	-	41,481
Stock issued for accounts payable	8,572	-
Capitalization of right of use assets and liabilities - finance	19,901	-

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

MG Cleaners LLC., serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services. SMG's oil tools rental division includes an inventory of more than 800 bottom hole assembly (BHA) oil tools such as stabilizers, drill collars, crossovers and bit subs rented to oil companies and their directional drillers. SMG's frac water management division, known as Momentum Water Transfer, focuses in the completion or fracing market segment providing high volume above ground equipment and temporary infrastructure to route water used on location for fracing. SMG Industries, Inc. headquartered in Houston, Texas has facilities in Carthage, Odessa and Alice, Texas.

The accompanying unaudited interim financial statements of SMG Industries Inc. (“we”, “our”, “SMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2018 and 2017 with are included on a Form 10-K filed on April 1, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2018 and 2017 have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three months ended March 31, 2019, 630,000 of stock options, 525,001 of warrants and 500,000 shares issuable from convertible notes were considered for their dilutive effects. For the three months ended March 31, 2018, 500,000 of stock were considered for their dilutive effects.

Basic and Diluted Income (Loss)	March 31, 2019	March 31, 2018

Net Income (Loss)	$(710,262)	$19,743

Basic and Dilutive Shares:
Weighted average basic shares outstanding	12,460,520	9,387,325
Net dilutive stock options	-	264,563
Dilutive shares	12,460,520	9,651,888

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized additional operating liabilities of $287,519, with corresponding Right of Use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases. The Company’s existing capital lease under ASC 840 is classified as a finance lease under ASC 842, with a total finance liability of $94,280 at adoption. See Note 12 for additional information on leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

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

NOTE 4 – REVENUE

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Service revenue	$897,012	$355,549
Product revenue	855,692	642,629
Total revenue	$1,752,704	$998,178

Customer Concentration and Credit Risk

During the three months ended March 31, 2019, three of our customers accounted for approximately 57% of our total gross revenues, with two customers each accounting for 21% and another accounting for 15%. No other customers exceeded 10% of revenues during 2019. During the three months ended March 31, 2018, three of our customers accounted for approximately 66% of our total gross revenues, with individual customers accounting for 30%, 20% and 16%. No other customers exceeded 10% of revenues during 2018.

Two customers accounted for approximately 54% of accounts receivable at March 31, 2019, and three customers accounted for approximately 51% of accounts receivable at December 31, 2018. No other customers exceeded 10% of accounts receivable as of March 31, 2019 and December 31, 2018. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

NOTE 5 - INVENTORY

Inventory consisted of the following components:

	March 31, 2019	December 31, 2018

Raw materials and supplies	$17,410	$8,690
Work in progress	9,275	-
Finished and purchased products	101,740	131,972

Total inventory	$128,425	$140,662

NOTE 6 – LONG-LIVED ASSETS

Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Equipment	$1,474,179	$1,409,237
Downhole oil tools	700,000	700,000
Vehicles	169,697	151,497
Furniture, fixtures and other	45,660	43,430

	2,389,536	2,304,164

Less: accumulated depreciation	(379,541)	(306,155)

	$2,009,995	$1,998,009

Depreciation expense for the three months ended March 31, 2019 and 2018 was $73,386 and $14,286  respectively.

Intangible assets

Intangible assets as of December 31, 2018 are related to the acquisition of the RigHands™ assets and the acquisition of tradenames of Momentum Water Transfer Services LLC.

Intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	Useful Life (yr)	March 31, 2019	December 31, 2018

RigHands (Trademark & Formula)	15	$150,000	$150,000
MWST Tradename	10	190,000	190,000

		340,000	340,000

Less: accumulated depreciation		(17,594)	(10,344)

		$322,406	$329,656

Amortization expense for the three months ended March 31, 2019 and 2018 was $7,250 and $1,100, respectively. Future amortization of the intangible assets for the years ended December 31, 2019, 2020, 2021, 2022, 2023 and beyond are $21,500, $29,000, $29,000, $29,000, $29,000 and $184,894, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of March 31, 2019 and December 31, 2018 included the following:

	March 31, 2019	December 31, 2018

Payroll and payroll taxes payable	$76,721	$84,916
Sales tax payable	53,817	67,124
Interest payable	14,967	12,325
Credit cards payable	16,147	-
Inventory purchases payable	-	-
Other	100,888	43,546

Total Accrued Expenses	$262,540	$207,911

NOTE 8 – NOTES PAYABLE

Notes payable included the following:

	March 31,	December 31,
	2019	2018
Notes payable:

Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022	$169,735	$180,552

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021	46,557	49,885

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020	21,843	25,960

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023	33,494	35,562

Secured funding advance agreement issued June 27, 2018, bearing effective interest of 20%, due in daily installments ending April 2019, prinicipal balance $143,965, net of deferred financing costs of $43,412	43,024	143,965

Secured note payable issued to a shareholder who controls approxmately 8.8% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	100,000

Secured note payable issued to a shareholder who controls approxmately 7.5% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023	792,469	800,000

Secured note payable issued to a shareholder who controls approxmately 8.8% of votes on January 11, 2019, bearing interest of 10% per year, due December 7, 2019, principal balance $100,000, net of deferred financing costs of $0	100,000	-

	1,507,122	1,535,924
Less discounts	(178,044)	(239,750)
Less current maturities	(392,184)	(328,328)

Long term debt, net of current maturities	$936,894	$967,846

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

On December 7, 2018, the Company issued and sold secured promissory notes in the aggregate principal amount of $300,000 to three separate purchasers. In addition to the issuance of the Notes an aggregate of 500,000 warrants (“Warrants”) were issued to the purchasers of the Notes. The Warrants are exercisable for a period of five years and are exercisable at $0.40 per share. Interest on the Notes shall be paid to the purchasers at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Note is one year after the issuance date. The Notes are secured by all of the assets of the Company and the assets of MWTS, subject to prior liens and security interests. The warrants were valued at $203,337 and recorded as a discount to the notes payable. The discount will be amortized over the life of the notes payable.

On December 7, 2018 the Company issued a 6% note to the MWTS Member in the amount of $800,000 as part of the purchase price for MWTS. The note requires monthly payment of $7,500, matures December 8, 2023 and is secured by all the assets of the Company subject to prior security interests.

On January 11, 2019 the Company issued a 10% note to a shareholder who controls approximately 8.8%. The note matures on December 7, 2019 and is secured by a junior lien against the Company assets.

Funding Advance Agreements – included with secured notes

On June 27, 2018, the Company re-financed and paid off a prior liability due to Libertas Funding LLC. The new facility had an original principal balance of $347,500. Payments of principal and interest are paid daily. This note matures in May 2019. During the three months ended March 31, 2019, $30,544 of debt discount was amortized to interest expense.

Future maturities of secured notes payable as of March 31, 2019 are as follows:

2019	$537,621
2020	124,483
2021	128,680
2022	100,168
2023	616,170
Total	$1,507,122

Notes Payable – Unsecured

	March 31,	December 31,
	2019	2018

Financed insurance premium, Note Payable issued on June 8, 2018, bearing interest of 6.5% per year and due in monthly installments ending April 1, 2019	$17,935	$31,126

Unsecured note payable with a shareholder who controls approximately 7.5% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 (extended to June 30, 2019) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand	65,000	65,000

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

	117,935	131,126

Less current maturities	(117,935)	(131,126)

Long term debt, net of current maturities	$-	$-

Notes Payable (Related Party)

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. The note bears interest at the rate of 5% per year and is payable in 36 equal monthly installments of $4,496. As of March 31, 2018, $88,932 remains outstanding with $50,642 included as a current liability.

During the three months ended March 31, 2019, Stephen Christian advanced $21,800 to the Company and was repaid $30,242 by the Company. As of March 31, 2019 and December 31, 2018, $0 and $8,443 remained outstanding, respectively, with no specific repayment terms or stated interest rate.

Accounts Receivable Financing Facility (Secured Line of Credit)

On May 31, 2017, the Company entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for MG to have access to the lesser of (i) $1 million or (ii) 85% of the net amount of eligible receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of MG’s accounts receivable to Crestmark Bank and is secured by MG’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%.  Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. Pursuant to the terms of the financing facility, Crestmark has been granted a security interest in all of our assets and the assets of MG and we have agreed to guaranty all amounts due under the facility upon an event of default, however, the guaranty does not restrict the Company’s ability to incur debt in connection with its operations. On August 13, 2018, MG entered into amendment #2 of the Crestmark Bank financing facility which increased the advance rate of which Crestmark would lend on Eligible accounts receivables to 90% from 85%. On January 9, 2019, we entered into amendment #3 of the Crestmark Bank financing facility whereby we increased the size of the line of credit to $1.5 million from $1 million and added our frac water subsidiary as an additional borrower with its accounts receivable. We are guarantors of the financing facility and our subsidiaries as borrowers have cross-collateralized their accounts receivable with this facility.  The balance of this line of credit was $655,275 and $593,888 as of March 31, 2019 and December 31, 2018, respectively.

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box. Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables. During the three months ended March 31, 2019, the Company received total cash proceeds of $1,449,426 and repaid $1,419,539 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $31,500 to pay for interest and fees.  Net proceeds received during the three months ended March 31, 2019 on this facility were $61,387.

During the three months ending March 31, 2018, the Company received total cash proceeds of $850,213 and repaid $741,114 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $15,709 to pay for interest and fees. Net proceeds received during the three months ending March 31, 2018 on this facility were $124,808.

Convertible Notes Payable

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual accredited investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the three months ended March 31, 2019, $11,875 of the discount was amortized.

NOTE 9 – COMMON STOCK

During the first quarter of 2019, the Company issued 27,046 of its restricted common stock in settlement of $8,572 of liabilities. The fair value of the common stock issued was $12,579 resulting in a loss on settlement of $4,007.

During the first quarter of 2019, the Company issued 936,000 shares of its restricted common stock for proceeds of $234,000 from accredited investors.

During the year ended December 31, 2018, the Company issued a total of 80,000 common shares to three consultants for services. During the three months ended March 31, 2019, the Company recognized expense of $20,375 related to these services.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2018	640,000	$320,350	$0.24-$2.18	$0.50
Granted	-	-	-	$-
Exercised	-	-	-	-
Cancelled, forfeited or expired	(10,000)	(19,800)	$1.78-$2.18	$1.98
Outstanding, March 31, 2019	630,000	$300,550	$0.24-$2.13	$0.48
Exercisable, March 31, 2019	463,334	$211,551	$0.24-$2.13	$0.46

The weighted average remaining contractual life is approximately 2.9 years for stock options outstanding on March 31, 2019. At March 31, 2019 there was $79,500 in intrinsic value of outstanding stock options. During the three months ended March 31, 2019 and 2018 share based compensation expense of $14,045 and $0 was recognized, respectively.

Summary Stock warrant information is as follows:

Warrants

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2018	525,001	218,750	$0.40-$0.75	$0.42
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, March 31, 2019	525,001	$218,750	$0.40-$0.75	$0.42
Exercisable, March 31, 2019	525,001	$218,750	$0.40-$0.75	$0.42

The weighted average remaining contractual life is approximately 4.7 years for stock warrants outstanding on March 31, 2019. At March 31, 2019 there was $30,000 in intrinsic value of outstanding stock warrants.

NOTE 11 – ACQUISITION

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

The following schedule contains pro-forma consolidated results of operations for the three months ended March 31, 2018 as if the acquisitions occurred on January 1, 2018. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018, or of results that may occur in the future.

Three months ended March 31, 2018
Revenue	$1,012,147
Operating loss	$(30,424)
Net loss	$(76,902)
Loss per common share – basic and diluted	$(0.01)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

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

NOTE 13 – LEASES

The Company has operating and finance leases for sales and administrative offices, motor vehicles and certain machinery and equipment. The Company’s leases have remaining lease terms of 1 year to 4 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating and finance leases for the three months ended March 31, 2019 were as follows:

Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	$50,454
Finance lease cost
Amortization of right-of-use assets	$8,424
Interest on lease liabilities	4,525
Total finance lease cost	$12,949
Short-term lease cost	$18,206
Variable lease cost	-
Sublease income	-
Total lease cost	$81,609

Supplemental cash flow information related to leases was as follows:

Other Lease Information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,454
Operating cash flows from finance leases	$4,525
Financing cash flows from finance leases	$13,817

At adoption of ASC 842, the Company recognized right of use assets and liabilities for operating leases of $287,519. The Company’s existing capital lease under ASC 840 is classified as a finance lease under ASC 842. The Company also entered into two new operating leases for two vehicles. Each lease is for a period of four years, with monthly payments of $875 per vehicle. The Company recognized initial right of use assets and right of use operating lease liabilities of $65,266 in total for these vehicles.

During the three months ended March 31, 2019, the Company entered into a new lease for a forklift that was determined to be a finance lease under ASC 842. The lease is for a period of three years, with monthly payments of $671. The Company capitalized an asset and right of use finance lease liability of $19,901 related to this finance lease.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2019:

Lease Position	March 31, 2019
Operating Leases
Operating lease right-of-use assets	$313,372
Right of use liability operating lease short term	$153,939
Right of use liability operating lease long term	159,433
Total operating lease liabilities	$313,372

Finance Leases
Equipment	$166,255
Accumulated depreciation	(25,498)
Property and equipment, net	$140,757
Right of use liabilities – finance leases short term	25,495
Right of use liabilities – finance leases long term	74,869
Total finance lease liabilities	$100,364

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.4
Finance leases	1.5
Weighted-average discount rate
Operating leases	13.0%
Finance leases	17.4%

The following table provides the maturities of lease liabilities at March 31, 2019:

Maturity of Lease Liabilities at March 31, 2019	Operating Leases	Finance Leases
2019	$151,361	$61,125
2020	108,317	45,110
2021	82,861	8,047
2022	23,673	671
2023	-	-
2024 and thereafter	-	-
Total future undiscounted lease payments	$366,212	$114,953
Less: Interest	(52,840)	(14,589)
Present value of lease liabilities	$313,372	$100,364

At March 31, 2019, the Company had no additional leases which had not yet commenced.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$145,940
2020	39,940
2021	18,340
2022	-
2023	-
Total	$204,220

NOTE 14 – RELATED PARTY TRANSACTIONS

On September 19, 2017, in connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. As of March 31, 2019 and December 31, 2018 amounts due under this arrangement are $0 and $21,000, respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

In April 2019, the Company issued 511,370 shares of its restricted common stock to settle a $100,000 note payable and accrued interest in full that was originally issued in January 2019.

In April 2019, the Company issued 500,000 shares of its restricted common stock to an accredited investor in return for $125,000.

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual accredited investor. The note bears an interest rate of 8 ½ %, payable in cash quarterly, matures in two years and is convertible at anytime into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share.

In May 2019, the Company issued a promissory note in the amount of $100,000 to an individual accredited investor. The Company issued a warrant to purchase 100,000 shares of the Company’s common stock at a fixed price of $0.30.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc., and our wholly-owned subsidiaries MG Cleaners LLC, Momentum Water Transfer Services LLC, Jake Oilfield Solutions LLC and our SMG Oil Tools division.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Industries Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.  We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are headquartered in Houston, Texas with facilities in Odessa, Carthage, and Alice, Texas. Our web sites are  www.SMGIndustries.com, www.MGCleanersllc.com and www.MomentumWTS.com.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized additional operating liabilities of $287,519, with corresponding Right of Use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s Form 10-K as filed with the SEC on April 1, 2019. Of these policies, the following are considered critical to an understanding of the Company’s condensed financial statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Share-Based Payment Arrangements, and (3) Income Taxes. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Our sales for the three months ended March 31, 2019 were $1,752,704, an increase of 75%, from $998,178 for the three months ended March 31, 2018. The increase in revenue for the three months ended March 31, 2019 is primarily attributable to additional revenues contributed by the recent frac water operations acquired in December 2018, and SMG Oil Tools rental revenues not present in the first quarter 2018 as well as organic growth of MG Cleaners from an increased customer base and its rental equipment in the Permian Basin.

During the three months ended March 31, 2019, cost of sales increased as a percentage of sales to 84.5% of revenues, or $1,480,715, compared to 51.1% of revenues or $510,115, for the comparable 2018 period. The increase in cost of sales as a percentage of revenues is primarily the result of the impact of transitional costs related to the frac water acquisition, higher equipment rental expense, equipment relocation expense, customer related delays during rig up of jobs, higher direct costs in cost of sales, including higher wages from added service crews in West Texas, wage inflation with direct personnel, increased rent expense for labor force, increased freight, shipping and fuel expenses along with increased depreciation expense from added equipment with our rental fleet. The Company believes it will lower cost of sales as a percentage of sales going forward through reducing transitional costs and targeting more profitable frac water projects relative to our present equipment.

For the three months ended March 31, 2019, selling, general and administrative expenses increased to $838,624, an increase of $416,782, from $421,842 for the three months ended March 31, 2018. This increase in selling, general and administrative expenses in the first quarter of 2019 over the first quarter of 2018 was primarily due to several one-time events such as incurring legal fees defending and reserving a settlement estimate of an uninsured lawsuit, adding new investor relations, consulting, insurance coverage and expense, establishing a facility in South Texas for our Eagle Ford Shale customers, and incurring professional fees and transaction costs associated with the acquisition of RigHands™ product line, the SMG Oil Tools product rentals line and Momentum Water Transfer Services LLC. The remaining increase is attributable to higher wages and employee related expenses. Additionally, acquisition costs in the first quarter 2019 were $8,000, and amortization of deferred financing costs was $73,579 during the first quarter 2019 as compared to $24,505 during the comparable period in the first quarter of 2018.

Other expense, net was $143,627, an increase of $97,149  for the three months ended March 31, 2019 compared to the first quarter in 2018. The increase in other expense during the three months ended March 31, 2019 resulted from higher interest expense with our revolving line of credit, funding agreements and notes payable, compared to the three months ended March 31, 2018.

During the three months ended March 31, 2019 we incurred a net loss of $710,262, or $0.06 per basic and diluted earnings per share. For the three months ended March 31, 2018 we incurred a net income of $19,743 or $0.00 per basic and diluted earnings per share. The net loss in the quarter ended March 31, 2019 resulted primarily from lower gross margins from higher cost of sales expenses in the frac water business acquired in December 2018 and increased sales, general and administrative expense compared to the first quarter 2018. The basic weighted average number of shares of common stock outstanding was 12,460,520 and 9,387,325 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of March 31, 2019, our total assets were $4,100,468, comprised of $70,432 in cash, $927,796 in accounts receivable, $128,425 in inventory, $42,300 in assets held for sale, other prepaid expenses of $81,071, $2,009,995 in net property and equipment, and $322,406 in net intangible assets. This is an increase in total assets of $574,021 over the total assets at December 31, 2018 of $3,526,447. As of March 31, 2019, we have a working capital deficit of $1,994,325, compared to a working capital deficit of $1,421,715 at December 31, 2018.

During the three months ended March 31, 2019, we had cash used in operating activities of $63,553 compared to $255,115 of cash used in operating activities for the three months ended March 31, 2018. The net cash used in operating activities for the three months ended March 31, 2019 consists primarily of our net loss, changes in accounts receivable, and deferred revenue, partially offset by increases to accounts payable, depreciation and amortization, amortization of deferred financing costs, accrued expenses and other liabilities. During the three months ended March 31, 2018, we had cash used in operating activities of $255,115, primarily the result of our changes in accounts receivable, accounts payable, accounts payable related party, partially offset by our net income, and changes in accrued expenses and other liabilities, amortization of deferred financing costs and depreciation and amortization.

During the three months ended March 31, 2019, we had net cash used in investing activities of $65,471 from cash paid for the purchase of equipment during the period. There was $25,479 in net cash used in investing activities in the comparable 2018 period resulting from cash paid for the purchase of equipment.

Net cash provided by financing activities was $197,848 for the three months ended March 31, 2019, compared to net cash provided by financing activities of $237,597 for the three months ended March 31, 2018. Our net cash provided by financing activities for the three months ended March 31, 2019 resulted primarily from the proceeds from sales of our common stock of $234,000, the proceeds from the issuance of notes payable of $100,000 and the net proceeds from our line of credit of $61,387, which was partially offset by payments on notes payable of $141,991 and payments on note payable related party of $42,531, payments on MG Cleaners acquisition-related party of $21,000 and payments on right of use liabilities – finance leases of $13,817.

Our net increase in cash for the three months ended March 31, 2019 was $68,824, as compared to a net cash decrease of $42,997 in the three months ended March 31, 2018.

At March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $70,432 and $1,608, respectively. Based on the company’s current revenue, and anticipated gross margin improvement, along with anticipated continued sales growth rates and improved oil and gas prices during 2019, we believe cash flow will improve during the remainder of 2019.

Our cash flows from operations and our available capital, including the line of credit of $1 million established in May 2017 and subsequently increased to $1.5 million in January 2019, are presently sufficient to sustain our current level of operations for the next twelve months. At March 31, 2019 this line of credit had drawn approximately $655,275. Although our line of credit has more than $840,000 available to be drawn for working capital, it is subject to qualified accounts receivables as described in the credit agreement. Additionally, we believe we will need to raise additional funds in order to meet the growth, capital expenditures and acquisitions planned for our business through May 2019. Currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at March 31, 2019, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2019, the Company sold an aggregate of 936,000 shares of its restricted common stock to accredited investors at a price per share of $0.25. The shares were issued to the investors in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Proceeds from the restricted common stock sales were used for working capital and general corporate purposes.

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

SMG Industries Inc.
(Registrant)

May 14, 2019	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

