Form 10-Q
period 2019-06-30
SMG Industries Inc.
filed 2019-08-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No ☒

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 13, 2019 was 14,451,372.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$112,046	$1,608
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $25,000	2,179,419	703,959
Inventory	139,526	140,662
Assets held for sale	30,000	42,300
Prepaid expenses and other current assets	206,609	96,871

Total current assets	2,667,600	985,400

Property and equipment, net of accumulated depreciation of $453,369 and $306,155	4,464,336	1,998,009
Other assets	17,593	27,631
Right of use assets - operating lease	358,565	-
Intangible assets, net of accumulated amortization $24,843 and $10,344	315,157	329,656
Goodwill	185,751	185,751

Total assets	$8,009,002	$3,526,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,423,810	$968,507
Accounts payable - related party	61,173	21,000
Accrued expenses and other liabilities	358,933	207,911
Right of use liabilities - operating leases short term	146,569	-
Right of use liabilities - finance leases short term	77,994	-
Deferred revenue	-	39,877
Secured line of credit	1,409,474	593,888
Current portion of note payable - related party	63,651	62,750
Current portion of unsecured notes payable	79,523	131,126
Current portion of secured notes payable, net	654,391	328,328
Current portion of convertible notes payable, net	-	-
Current portion of capital lease liability	-	53,728

Total current liabilities	5,275,518	2,407,115

Long term liabilities:
Convertible note payable, net of current portion	235,954	161,970
Note payable - related party, net of current portion	25,230	46,913
Notes payable - secured, net of current portion	1,404,865	967,846
Right of use liabilities - operating leases, net of current portion	213,996	-
Right of use liabilities - finance leases, net of current portion	29,493	-
Capital lease liability, net of current portion	-	40,552

Total liabilities	7,185,056	3,624,396

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $0.001 par value; authorized 1,000,000 shares Preferred stock – Series A – designated 2,000 shares; issued and outstanding 2,000 and none at June 30, 2019 and December 31, 2018, respectively	2	-
Common stock - $0.001 par value; authorized 25,000,000 shares as of June 30, 2019 and December 31, 2018; issued and outstanding 14,085,106 and 11,910,690 at June 30, 2019 and December 31, 2018, respectively	14,085	11,911
Additional paid in capital	4,178,458	1,567,567
Accumulated deficit	(3,368,599)	(1,677,427)

Total stockholders' equity (deficit)	823,946	(97,949)

Total liabilities and stockholders' equity (deficit)	$8,009,002	$3,526,447

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2019 and 2018

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUES	$1,094,181	$1,167,305	$2,846,885	$2,165,483

COST OF REVENUES	896,600	649,394	2,377,315	1,159,509

GROSS PROFIT	197,581	517,911	469,570	1,005,974

OPERATING EXPENSES:
Selling, general and administrative	824,814	593,140	1,663,438	1,014,982

Total operating expenses	824,814	593,140	1,663,438	1,014,982

LOSS FROM OPERATIONS	(627,233)	(75,229)	(1,193,868)	(9,008)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of liabilities	(105,258)	11,840	(105,258)	11,840
Loss on sale of assets	(12,008)	-	(12,008)	-
Interest expense, net	(236,411)	(84,726)	(380,038)	(131,204)

NET LOSS	$(980,910)	$(148,115)	$(1,691,172)	$(128,372)

Net Loss Per Common Share
Basic	$(0.07)	$(0.01)	$(0.13)	$(0.01)
Diluted	$(0.07)	$(0.01)	$(0.13)	$(0.01)

Weighted average common shares outstanding
Basic	13,935,281	10,234,123	13,068,921	9,808,914
Diluted	13,935,281	10,234,123	13,068,921	9,808,914

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the three and six months ended June 30, 2019 and 2018

(unaudited)

	Preferred Stock				Additional
	Series A		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2017	-	$-	8,865,190	$8,865	$(56,940)	$(534,049)	$(582,124)

Shares issued for cash	-	-	1,140,000	1,140	224,904	-	226,044
Net income	-	-	-	-	-	19,743	19,743

Balances at March 31, 2018	-	$-	10,005,190	$10,005	$167,964	$(514,306)	$(336,337)

Shares issued for cash	-	-	250,000	250	49,750	-	50,000
Shares issued to settle liabilities	-	-	4,000	4	2,596	-	2,600
Contributions to capital	-	-	-	-	326	-	326
Share based compensation	-	-	-	-	14,991	-	14,991
Net loss	-	-	-	-	-	(148,115)	(148,115)

Balances at June 30, 2018	-	$-	10,259,190	$10,259	$235,627	$(662,421)	$(416,535)

Balances at December 31, 2018	-	$-	11,910,690	$11,911	$1,567,567	$(1,677,427)	$(97,949)

Shares issued for cash	-	-	936,000	936	233,064	-	234,000
Shares issued to settle liabilities	-	-	27,046	27	12,552	-	12,579
Share based compensation	-	-	-	-	34,420	-	34,420
Net loss	-	-	-	-	-	(710,262)	(710,262)

Balances at March 31, 2019	-	$-	12,873,736	$12,874	$1,847,603	$(2,387,689)	$(527,212)

Shares issued for cash	-	-	500,000	500	124,500	-	125,000
Shares issued to settle liabilities	-	-	511,370	511	203,014	-	203,525
Share based compensation	-	-	200,000	200	38,249	-	38,449
Shares issued for acquisition of Trinity	2,000	2	-	-	1,799,998	-	1,800,000
Warrants issued with notes payable – debt discount	-	-	-	-	165,094	-	165,094
Net loss	-	-	-	-	-	(980,910)	(980,910)

Balances at June 30, 2019	2,000	$2	14,085,106	$14,085	$4,178,458	$(3,368,599)	$823,946

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2019 and 2018

(unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,691,172)	$(128,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	72,869	14,991
Depreciation and amortization	172,400	34,160
Amortization of debt discount and deferred financing costs	192,608	80,634
Amortization of right of use assets - operating leases	82,120	-
Asset impairment	12,300	-
Loss (gain) on settlement of liabilities	105,258	(11,840)
Bad debt expense	-	(2,093)
(Gain) loss on disposal of equipment	(12,008)	614
Changes in:
Accounts receivable	(133,847)	(261,641)
Inventory	1,136	(3,433)
Prepaid expenses and other current assets	(62,597)	(19,417)
Other assets	10,038	(12,387)
Accounts payable	713,437	23,492
Accounts payable related party	61,173	(45,585)
Accrued expenses and other liabilities	151,022	13,249
Right of use operating lease liabilities	(80,120)	-
Deferred revenue	(39,877)	-
Net cash used in operating activities	(445,260)	(317,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Trinity Services LLC, net	(449,051)	-
Cash paid for purchase of property and equipment	(116,682)	(54,965)
Net cash used in investing activities	(565,733)	(54,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	772,367	217,102
Proceeds from notes payable	280,000	171,243
Payments on notes payable	(267,473)	(206,735)
Proceeds from convertible notes payable	50,000	-
Payments on ROU liabilities - finance lease	(30,681)	-
Proceeds from sales of common stock	359,000	-
Proceeds on notes payable, related party	125,239	23,100
Payments on notes payable, related party	(146,021)	(24,694)
Payments on capital lease liability	-	(11,753)
Payments on MG Cleaners acquisition - related party	(21,000)	(29,000)
Proceeds from sales of common stock, net	-	276,044
Net cash provided by financing activities	1,121,431	415,307

NET CHANGE IN CASH AND CASH EQUIVALENTS	110,438	42,714

CASH AND CASH EQUIVALENTS, beginning of period	1,608	85,570

CASH AND CASH EQUIVALENTS, end of period	$112,046	$128,284

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$188,204	$28,408

Noncash investing and financing activities
Capitalization of ROU assets and liabilities - finance	$43,888	$-
Capitalization of ROU assets and liabilities - operating	$352,785	$-
Non-cash consideration paid for business acquisition	$1,800,000	$-
Intangible assets acquired from issuance of note payable, related party	$-	$150,000
Purchase of fixed assets with note payable	$-	$41,481
Property and equipment purchased with capital lease	$-	$131,718
Property and equipment purchased with accounts payable	$-	$37,488
Debt discount from issuance of common stock warrants	$165,094	$-
Settlement of accounts payable with common stock issuance	$8,572	$2,000
Settlement of notes payable with common stock issuance	$102,274	$-
Prepaid expenses financed with note payable	$-	$75,931

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

MG Cleaners LLC., serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services. SMG's oil tools rental division includes an inventory of more than 800 bottom hole assembly (BHA) oil tools such as stabilizers, drill collars, crossovers and bit subs rented to oil companies and their directional drillers. SMG's frac water management division, known as Momentum Water Transfer, focuses in the completion or fracing market segment providing high volume above ground equipment and temporary infrastructure to route water used on location for fracing. Trinity Services LLC provides lease roads, location and pad development using construction equipment to build drilling pad locations and well site services using a work over rig to perform services on existing wells. SMG Industries, Inc. headquartered in Houston, Texas has facilities in Carthage, Waskom, Odessa and Alice, Texas.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the six months ended June 30, 2019, 525,000 of stock options, 895,001 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 600,000 shares issuable from convertible notes were considered for their dilutive effects but concluded to be anti-dilutive. For the six months ended June 30, 2018, 595,000 of stock were considered for their dilutive effects but concluded to be anti-dilutive.

Basic and Diluted Loss	June 30, 2019	June 30, 2018

Net Loss	$(1,691,172)	$(128,372)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	13,068,921	9,808,914
Net dilutive stock options	-	-
Dilutive shares	13,068,921	9,808,914

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

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its negative working capital and negative cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such substantial concern as follows. The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly related to the Company’s acquisition of an additional operating company in June 2019 and partly related to the Company’s sales initiatives cross-selling our services with the recent acquisition’s added new customers. In addition, costs at the Company’s frac water division were reduced in the second quarter of 2019 bringing them more in line with current revenues in that area. As a result, following this plan substantial doubt about the Company’s ability to continue as a going concern is alleviated.

NOTE 4 – REVENUE

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service revenue	$511,943	$708,033	$1,408,955	$1,063,582
Product revenue	582,238	459,272	1,437,930	1,101,901
Total revenue	$1,094,181	$1,167,305	$2,846,885	$2,165,483

Customer Concentration and Credit Risk

During the six months ended June 30, 2019, three of our customers accounted for approximately 47% of our total gross revenues, with customers each accounting for 22%, 13% and 12% respectively. No other customers exceeded 10% of revenues during the six months ended June 30, 2019. During the six months ended June 30, 2018, three of our customers accounted for approximately 61% of our total gross revenues, with individual customers accounting for 36%, 15% and 10%.  No other customers exceeded 10% of revenues during 2018.

Two customers accounted for approximately 36% of accounts receivable at June 30, 2019, and three customers accounted for approximately 49% of accounts receivable at December 31, 2018. No other customers exceeded 10% of accounts receivable as of June 30, 2019 and December 31, 2018. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and by increasing activity with existing, less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

NOTE 5 - INVENTORY

Inventory at June 30, 2019 and December 31, 2018 consisted of the following components:

	June 30, 2019	December 31, 2018

Raw materials and supplies	$24,507	$8,690
Work in progress	9,275	-
Finished and purchased products	105,744	131,972
Total inventory	$139,526	$140,662

NOTE 6 – LONG-LIVED ASSETS

Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

Equipment	$4,009,759	$1,409,237
Downhole oil tools	700,000	700,000
Vehicles	160,305	151,497
Furniture, fixtures and other	47,641	43,430

	4,917,705	2,304,164

Less: accumulated depreciation	(453,369)	(306,155)

	$4,464,336	$1,998,009

Depreciation expense for the six months ended June 30, 2019 and 2018 was $157,901 and $30,384 respectively.

Intangible assets

Intangible assets as of December 31, 2018 are related to the acquisition of the RigHands™ assets and the acquisition of tradenames of Momentum Water Transfer Services LLC.

Intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	Useful Life (yr)	June 30, 2019	December 31, 2018

RigHands (Trademark & Formula)	15	$150,000	$150,000
MWST Tradename	10	190,000	190,000

		340,000	340,000

Less: accumulated amortization		(24,843)	(10,344)

		$315,157	$329,656

Amortization expense for the six months ended June 30, 2019 and 2018 was $14,499 and $3,776, respectively. Future amortization of the intangible assets for the years ended December 31, 2019, 2020, 2021, 2022, 2023 and beyond are $29,000, $29,000, $29,000, $29,000, $29,000 and $184,656, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of June 30, 2019 and December 31, 2018 included the following:

	June 30, 2019	December 31, 2018

Payroll and payroll taxes payable	$88,375	$84,916
Sales tax payable	71,070	67,124
Interest payable	37,264	12,325
Credit cards payable	25,197	-
Other	137,027	43,546

Total Accrued Expenses	$358,933	$207,911

NOTE 8 – NOTES PAYABLE

Notes payable included the following:

	June 30,	December 31,
	2019	2018
Notes payable:

Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022.	$158,754	$180,552

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021.	-	49,885

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020.	17,670	25,960

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023.	32,100	35,562

Secured funding advance agreement issued June 27, 2018, bearing effective interest of 20%, due in daily installments ending April 2019, principal balance $143,965, net of deferred financing costs of $43,412.	-	143,965

Secured note payable issued to a shareholder who controls approximately 8.8% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 7.5% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,469	800,000

Secured note payable issued to a shareholder who controls approximately 8.8% of votes May 1, 2019, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to September 30, 2019.	100,000	-

Secured note payable issued to a shareholder who controls approximately 8.8% of votes May 1, 2019, bearing interest of 10% per year, due September 30, 2019.	80,000	-

Various notes payable secured by equipment of Big Vehicle & Equipment Company, LLC, bearing interest ranging from 2.72% to 8% maturing through August 2023.	814,482	-

	2,295,475	1,535,924
Less discounts	(236,219)	(239,750)
Less current maturities	(654,391)	(328,328)

Long term debt, net of current maturities	$1,404,865	$967,846

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

On December 7, 2018, the Company issued and sold secured promissory notes in the aggregate principal amount of $300,000 to three separate purchasers. In addition to the issuance of the Notes an aggregate of 500,000 warrants (“Warrants”) were issued to the purchasers of the Notes. The Warrants are exercisable for a period of five years and are exercisable at $0.40 per share. Interest on the Notes shall be paid to the purchasers at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Note is one year after the issuance date. The Notes are secured by all of the assets of the Company and the assets of MWTS, subject to prior liens and security interests. The warrants were valued at $203,337 and recorded as a discount to the notes payable. The discount will be amortized over the life of the notes payable. As of June 30, 2019, the unamortized discount is $121,423.

On December 7, 2018 the Company issued a 6% note to the MWTS Member in the amount of $800,000 as part of the purchase price for MWTS. The note requires monthly payment of $7,500, matures December 8, 2023 and is secured by all the assets of the Company subject to prior security interests.

On January 11, 2019 the Company issued a $100,000. 10% note to a shareholder who controls approximately 8.8%. The note matures on December 7, 2019 and is secured by a junior lien against the Company assets. In April 2019, the Company issued 511,370 shares of its restricted common stock with a fair value of $203,525 to settle this $100,000 note payable and $2,274 of accrued interest in full. The transaction resulted in a loss on settlement of $101,251.

In May 2019, the Company issued a promissory note in the amount of $100,000 with a maturity date of July 1, 2019 to an individual investor. The Company issued a five-year warrant to purchase 100,000 shares of the Company’s common stock at a fixed price of $0.30. The warrants were valued $44,091 and recorded as a debt discount that was fully amortized as of June 30, 2019. On June 18, 2019, the Company issued 150,000 warrants with an exercise price of $0.30 and a term of ten years in exchange for an extension of the maturity date of the note through September 30, 2019. This change in the note payable was considered to not be a significant modification and the warrants were valued at $67,223 and will be amortized over the extension period of the note.

In June 2019, the Company issued a promissory note in the amount of $80,000 to an individual investor. The Company issued ten year a warrant to purchase 120,000 shares of the Company’s common stock at a fixed price of $0.30. The warrants were valued $53,780 and recorded as a debt discount. As of June 30, 2018, $6,205 was amortized leaving a discount balance of $47,575.

Funding Advance Agreements – included with secured notes

On June 27, 2018, the Company re-financed and paid off a prior liability due to Libertas Funding LLC. The new facility had an original principal balance of $347,500. Payments of principal and interest are paid daily. This note matures in May 2019 and is fully paid as of June 30, 2019. During the six months ended June 30, 2019, $43,411 of debt discount was amortized to interest expense.

Future maturities of secured notes payable as of June 30, 2019 for the following fiscal years are as follows:

2019	$725,838
2020	329,990
2021	337,582
2022	265,523
2023	636,542
Total	$2,295,475

Notes Payable – Unsecured

	June 30,	December 31,
	2019	2018

Financed insurance premium, Note Payable issued on June 8, 2018, bearing interest of 6.5% per year and due in monthly installments ending April 1, 2019	$4,523	$31,126

Unsecured note payable with a shareholder who controls approximately 7.5% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 (extended to June 30, 2019) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand	40,000	65,000

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

	79,523	131,126

Less current maturities	(79,523)	(131,126)

Long term debt, net of current maturities	$-	$-

Notes Payable (Related Party)

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. The note bears interest at the rate of 5% per year and is payable in 36 equal monthly installments of $4,496. As of June 30, 2019, $76,513 remains outstanding with $51,283 included as a current liability. As of December 31, 2018, $101,220 remains outstanding with $54,307 included as a current liability.

During the six months ended June 30, 2019, Stephen Christian advanced $125,239 to the Company and was repaid $121,314 by the Company. As of June 30, 2019 and December 31, 2018, $12,368 and $8,443 remained outstanding, respectively, with no specific repayment terms or stated interest rate.

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

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box. Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables. During the six months ended June 30, 2019, the Company received total cash proceeds of $1,851,690 and repaid $1,830,831 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $74,352 to pay for interest and fees.  Net proceeds received during the six months ended June 30, 2019 on this facility were $95,211.

During the six months ended June 30, 2018, the Company received total cash proceeds of $2,000,300 and repaid $1,819,803 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition Crestmark withheld $36,605 to pay for interest and fees.  Net proceeds received during the six months ended June 30, 2018 on this facility were $217,102.

On June 19, 2019, each of MG Cleaners LLC (“MG”), Trinity Services LLC (“Trinity”) and Jake Oilfield Solutions LLC (“Jake”), each of which is a wholly-owned subsidiary of the Company, entered into separate revolving accounts receivable financing facilities (collectively the “AR Facility”) with Catalyst Finance L.P. (“Catalyst”). The AR Facility was funded on June 27, 2019. The new AR Facility with Catalyst was used to pay off the Crestmark facility in full. The AR Facility provides for the Company, through MG, Trinity and Jake, to have access to up to 90% of the net amount of eligible receivables (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of MG, Trinity and Jake to Catalyst and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 2.25% in excess of the prime rate reported by the Wall Street Journal per annum, plus a financing fee equal to 0.20% of the receivable balance every 15 days, with a maximum cumulative rate of 1.6%.   There are no origination fees, monitoring or early termination fees. The AR Facility can be terminated by the Company with thirty days written notice. The Company is a guarantor of the financing facility and our subsidiaries as borrowers have cross-collateralized their accounts receivable with this facility.

On June 27, 2019, Catalyst funding a total of $1,317,304. Of the amounts funded $500,000 was paid directly to the Seller of Trinity, $43,219 was used to pay of notes payable of MG Cleaners, $714,239 was used to pay off the Crestmark liability and the remaining $59,846 was deposited to the Company’s bank account.

The balances under the above lines of credit was $1,409,474 and $593,888 as of June 30, 2019 and December 31, 2018, respectively.

Convertible Notes Payable

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the six months ended June 30, 2019, $23,983 of the discount was amortized leaving an unamortized discount balance of $64,046.

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8 ½ %, payable in cash quarterly, matures in two years and is convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.50 per share. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $0 at the time of issuance.

NOTE 9 – COMMON AND PREFERRED STOCK

During the six months ended June 30, 2019, the Company issued 27,046 of its restricted common stock in settlement of $8,572 of liabilities. The fair value of the common stock issued was $12,579 resulting in a loss on settlement of $4,007.

In April 2019, the Company issued 511,370 shares, with a fair value of $203,525, of its restricted common stock to settle a $100,000 note payable and accrued interest in full that was originally issued in January 2019.

During the six months ended June 30, 2019, the Company issued 1,436,000 shares of its restricted common stock for proceeds of $359,000 from investors.

During the year ended December 31, 2018, the Company issued a total of 80,000 common shares to three consultants for service. During the six months ended June 30, 2019, the Company recognized expense of $30,250 related to these services. The Company will recognize an additional $1,646 over the remaining service period of the contract.

In May 2019, the Company issued a total of 200,000 common shares with a fair value of $50,325 to consultants for services. During the six months ended June 30, 2019, the Company recognized expense of $19,063 related to these services. The Company will recognize an additional $31,262 over the remaining service period of the contract.

Preferred Stock – Series A Convertible Preferred stock

On June 4, 2019 the company filed a Certificate of Designation of Preferences, Rights and Limitations of 3% Series “A” Convertible Preferred Stock to create a new class of stock in connection with its pending acquisition. This Series A Convertible Preferred stock has designated 2,000 shares, has a stated value of $1,000 per share and was delivered to the seller of Trinity Services LLC at closing.

The Series A Preferred Stock shall, with respect to dividend distributions and distributions upon liquidation, winding up or dissolution of the Corporation, rank senior to all classes of Common Stock and to each other class of Capital Stock of the Corporation or series of Preferred Stock of the Corporation existing or hereafter created. The Series A Preferred Stock shall pay a three percent (3%) annual dividend on the outstanding Series A Preferred Stock, all of which shall be accrued until the Series A Preferred Stock has been converted.

At any time from issuance, the stated value of each outstanding share of Series A Preferred Stock, plus accrued dividends thereon, shall be convertible (in whole or in part), at the option of the Holder into shares of the Company’s Common Stock at a fixed conversion price of $0.50 per share on the date on which the Holder notices a conversion.

All outstanding shares of Series A Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon the earlier to occur of: (i) twelve months after the date of issuance of the Series A Preferred Stock; or (ii) six months after the date of issuance of the Series A Preferred Stock, provided that (a) all shares of the Company’s Common Stock issued upon conversion may be sold under Rule 144 or pursuant to an effective registration statement without a restriction on resale, and (b) the average closing price of the Company’s Common Stock has been at least of $0.60 per share during the twenty (20) trading days prior to the date of conversion.

The Holders shall have the right to receive notice of any meeting of holders of Common Stock or Series A Preferred Stock and to vote upon any matter submitted to a vote of the holders of Common Stock or Series A Preferred Stock, on an as-converted basis. Except as otherwise expressly set forth in the Certificate of Incorporation (including this Certificate of Designation), the Holders shall vote on each matter submitted to them with the holders of Common Stock and all other classes and series of Capital Stock entitled to vote on such matter, taken together as a single class, if any.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2018	640,000	$320,350	$0.24-$4.03	$0.50
Granted	-	-	-	$-
Exercised	(15,000)	-	-	-
Cancelled, forfeited or expired	(100,000)	(67,450)	$0.25-$3.37	$1.98
Outstanding, June 30, 2019	525,000	$252,900	$0.24-$4.03	$0.48
Exercisable, June 30, 2019	458,334	$200,901	$0.24-$4.03	$0.44

The weighted average remaining contractual life is approximately 2.54 years for stock options outstanding on June 30, 2019. At June 30, 2019 there was $70,500 in intrinsic value of outstanding stock options. During the six months ended June 30, 2019 and 2018 share based compensation expense of $23,556 and $0 was recognized, respectively. At June 30, 2019 there was $70,500 in intrinsic value of outstanding stock warrants.

Summary Stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2018	525,001	218,750	$4.12 - $4.44	$0.37
Granted	370,000	-	$4.84 - $9.98	$0.37
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, June 30, 2019	895,001	$329,750	$4.12 - $4.44	$0.37
Exercisable, June 30, 2019	895,001	$329,750	$4.12 - $4.44	$0.37

The weighted average remaining contractual life is approximately 5.9 years for stock warrants outstanding on June 30, 2019. At June 30, 2019 there was $80,500 in intrinsic value of outstanding stock warrants.

NOTE 11 – ACQUISITION

Trinity

On June 3, 2019 we entered into a definitive Agreement and Plan of Share Exchange dated as of such date (the “Trinity Exchange Agreement”) with Trinity Services LLC, a Louisiana limited liability company (“Trinity”) and the sole member of Trinity (the “Trinity Member”). We closed the acquisition of Trinity on June 26, 2019 (“Closing Date”). On the Closing Date, pursuant to the Exchange Agreement, we acquired one hundred percent (100%) of the issued and outstanding membership interests of Trinity (“Trinity Membership Interests”) from the Trinity Member pursuant to which Trinity will become our wholly owned subsidiary (“Trinity Acquisition”). In accordance with the terms of the Trinity Exchange Agreement, and in connection with the completion of the Acquisition, on the Closing Date we : (i) issued 2,000 shares of our 3% Series A Secured Convertible Preferred Stock (“Preferred Stock”), stated value $1,000 per share, (ii) paid $500,000 in cash to the Trinity Member, and (iii) assumed approximately $850,000 in notes related to equipment owned by Trinity (“Purchase Price”).

The Preferred Stock is convertible at $0.50 per share at any time after the issuance thereof and is secured by all of the unencumbered assets of Trinity. All outstanding shares of Preferred Stock shall automatically convert into shares of the Company’s common stock upon the earlier to occur of: (i) twelve months after the date of issuance of the Preferred Stock; or (ii) six months after the date of issuance of the Preferred Stock, provided that (a) all shares of the Company’s common stock issued upon conversion of the Preferred Stock may be sold under Rule 144 or pursuant to an effective registration statement without a restriction on resale, and (b) the average closing price of the Company’s common stock has been at least of $0.60 per share during the twenty (20) trading days prior to the date of conversion.

All of the shares of Preferred Stock, and the shares of the Company’s Common Stock underlying the Preferred Stock, issued in connection with the Acquisition are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder. The Preferred Stock issued has a stated value of $2,000,000. The fair value of the shares was based on an as if converted to common stock basis.

The acquisition of Trinity is being accounted for as a business combination under ASC 805. Due to the transaction closing late in the second quarter the Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date. The following information summarizes the provisional purchase consideration and preliminary allocation of the fair values assigned to the assets at the purchase date:

Preliminary Purchase Price:
Cash	$500,000
Preferred stock, Series A issued	1,800,000
Total purchase consideration	$2,300,000

Preliminary Purchase Price Allocation
Cash	$50,949
Accounts receivable	1,255,613
Prepaid expenses	47,141
Property and equipment	2,537,650
Right of use assets – operating leases	87,900
Accounts payable and accrued expenses	(750,438)
Right of use assets – operating leases	(87,900)
Notes payable	(840,915)
$2,300,000

The Company’s consolidated revenue and net loss for the three and six months ended June 30, 2019 include $50,441 and $34,519 related to the operations of Trinity since the acquisition date.

Momentum Water Transfer Services

On December 7, 2018 (“Closing Date”), we entered into an Agreement and Plan of Share Exchange dated as of such date (the “Exchange Agreement”) with Momentum Water Transfer Services LLC, a Texas limited liability company (“MWTS”) and the sole member of MWTS (the “MWTS Member”). On the Closing Date, pursuant to the Exchange Agreement, we acquired one hundred percent (100%) of the issued and outstanding membership interests of MWTS (“MWTS Membership Interests”) from the MWTS Member pursuant to which MWTS became our wholly owned subsidiary (“MWTS Acquisition”). In accordance with the terms of the Exchange Agreement, and in connection with the completion of the Acquisition, on the Closing Date we issued 550,000 shares of our common stock, par value $0.001 per share, paid $308,000 in cash, issued a short term payable of $53,710 that is due on demand and issued a 6% note to the MWTS Member in the amount of $800,000 in exchange for all of the issued and outstanding MWTS Membership Interests.

Unaudited Pro Forma Financial Information

The following schedule contains pro-forma consolidated results of operations for the three and six months ended June 30, 2019 and 2018 as if the Trinity acquisition occurred on January 1, 2018 and as if the MWTS Acquisition had occurred on January 1, 2017. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018, or of results that may occur in the future.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Revenue	$2,566,978	$3,215,023	$5,776,546	$4,946,478
Operating income (loss)	$(597,003)	$117,374	$(1,081,968)	$30,922)
Net income (loss)	$(977,867)	$36,290	$(1,617,141)	$(96,071)
Income (loss) per common share – basic and diluted	$(0.07)	$0.00	$(0.12)	$(0.01)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On October 31, 2017, and made effective September 20, 2017, the Company entered into an employment agreement with Stephen Christian, the former Managing Member, and current President, of our subsidiary MG Cleaners LLC. The term is for three years with a monthly salary of $8,333 for the first six months of the effective date and $10,000 a month thereafter. Other terms include payment of Mr. Christian’s health care insurance, use of a company truck and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Christian six months’ severance pay. In May 2019, the Company adjusted the pay to $14,167 per month.

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

SMG Industries has litigated this matter for several months and considered a range of outcomes for this matter and determined that management’s best estimated amount to settle this matter is for $40,000 probably during the fiscal year 2019. As such, management believes it is appropriate to accrue for this in our 2019 financial statements.

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

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2019 were as follows:

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$52,456	$102,910
Finance lease cost
Amortization of right-of-use assets	$9,923	$17,741
Interest on lease liabilities	4,969	15,890
Total finance lease cost	$14,892	$33,631
Short-term lease cost	$40,255	$58,461
Variable lease cost	-	-
Sublease income	-	-
Total lease cost	$107,603	$195,002

Supplemental cash flow information related to leases was as follows:

Other Lease Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80,120
Operating cash flows from finance leases	$15,890
Financing cash flows from finance leases	$30,681

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2019:

Lease Position	June 30, 2019
Operating Leases
Operating lease right-of-use assets	$358,565
Right of use liability operating lease short term	$146,569
Right of use liability operating lease long term	213,996
Total operating lease liabilities	$360,565

Finance Leases
Equipment	$166,255
Accumulated depreciation	(32,816)
Net Property	$133,439
Long-term debt due within one year	77,994
Long-Term Debt	29,493
Total finance lease liabilities	$107,487

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	3.7
Finance leases	1.9
Weighted-average discount rate
Operating leases	13.0%
Finance leases	13.9%

The following table provides the maturities of lease liabilities at June 30, 2019:

Maturity of Lease Liabilities at June 30, 2019	Operating Leases	Finance Leases
2019	$114,908	$80,780
2020	132,317	15,769
2021	106,861	15,769
2022	47,673	10,404
2023	24,000	1,287
2024 and thereafter	10,000	-
Total future undiscounted lease payments	$435,759	$124,009
Less: Interest	(75,194)	(16,522)
Present value of lease liabilities	$360,565	$107,487

At June 30, 2019, the Company had no additional leases which had not yet commenced.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$145,940
2020	39,940
2021	18,340
2022	-
2023	-
Total	$204,220

During the six months ended June 30, 2019, the Company entered into two new leases for forklifts that were determined to be finance leases under ASC 842. One lease is for a period of three years, with monthly payments of $671 and the second lease is for a period of 48 months with monthly payments of $644. The Company capitalized an asset and right of use finance lease liability of $43,888 related to these finance leases.

The Company also entered into two new operating leases for two vehicles. Each lease is for a period of four years, with monthly payments of $875 per vehicle. The Company recognized initial right of use assets and right of use operating lease liabilities of $65,266 in total for these vehicles. The Company also acquired an operating lease for office and warehouse space as part of the Trinity Acquisition and recognized a right of use asset and operating lease liability of $87,900 as part of the purchase price accounting. This lease is for a term of 60 months with a monthly payment of $2,000. The lessor is the seller of the Trinity business acquired in June 2019 and the holder of the Preferred Stock.

NOTE 14 – RELATED PARTY TRANSACTIONS

On September 19, 2017, in connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the Managing MG Member, Stephen Christian, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. As of June 30, 2019 and December 31, 2018 amounts due under this arrangement are $0 and $21,000, respectively.

The Company had engaged the services of Mr. John Boylan from February 2019 through July 2019, whereby Mr. Boylan will be paid as a consultant to the Company in connection with its mergers and acquisition strategy, whereby Mr. Boylan provided us with mergers and acquisition support including economic analysis, financial modeling and due diligence. Mr. Boylan will be paid $13,000 per month for his services.

In June 2019 Mr. Flemming, Mr. Boylan and Mr. Christian were each awarded a bonus of $12,500 related to their efforts in closing the Trinity acquisition.

NOTE 15 – SUBSEQUENT EVENTS

In July 2019, the Company issued Roth Capital Partners 12,500 shares of its restricted common stock in connection with their advisory fee on behalf of the Company’s acquisition of Trinity Services LLC which closed June 26, 2019.

On July 26, 2019, 100,000 stock options were granted to each of the independent board members Messer’s Paulson, Gilbert and Villarreal for the right to acquire SMG common stock at a fixed exercise price of $0.45 per share anytime over five years. The board member compensation grant of options is for one year’s service July 2019 through June 2020.

On July 26, 2019, the Company paid a vendor payable that totaled $247,637, by issuing a promissory note in the name of its frac water company Jake Oilfield Solutions LLC for $123,818. The interest rate was 7% with principal and interest due at maturity July 25, 2020. The remaining balance of $123,818 was converted into 353,766 of SMG restricted common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc., and our wholly-owned subsidiaries MG Cleaners LLC, Momentum Water Transfer Services LLC, Jake Oilfield Solutions LLC, Trinity Services LLC and our SMG Oil Tools division.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview

We are a growth-oriented oilfield services company that operates throughout the Southwest United States. Through our wholly-owned operating subsidiaries, we offer an expanding suite of products and services across the market segments of drilling, completions and production. MG Cleaners LLC, serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services. Our SMG rental division includes an inventory of approximately 800 bottom hole assembly (BHA) oil tools such as stabilizers, drill collars, crossovers and bit subs rented to oil companies and directional drillers. Our frac water management division, known as Momentum Water Transfer Services LLC, focuses on the completion or fracing market segment providing high volume above ground equipment and temporary infrastructure to route water used on location for fracing. Trinity Services LLC performs lease road, location build, pad drilling sites and frac pits for its customers. Trinity also performs well site services with work-over and swab rigs.

We are headquartered in Houston, Texas with facilities in Odessa, Carthage, Waskom and Alice, Texas. Our web sites are  www.SMGIndustries.com, www.MGCleanersllc.com and www.MomentumWTS.com.

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

On June 26, 2019, we acquired one hundred percent of the issued and outstanding membership interests (“Trinity Membership Interests”) of Trinity Services LLC, a Louisiana limited liability company (“Trinity”) pursuant to which Trinity became our wholly-owned subsidiary (the “Trinity Acquisition”). In connection with the Trinity Acquisition, we issued 2,000 shares of our 3% Series A Secured Convertible Preferred Stock (“Preferred Stock”), stated value $1,000 per share, paid $500,000 in cash to the Trinity Member, and we assumed approximately $850,000 in notes related to equipment owned by Trinity.

As a result of our acquisition of MG, MWTS, Trinity and the downhole oil tools, our growth-oriented oilfield service company can expand the service lines and market segments of which it focuses in the onshore domestic United States market. Through our operating subsidiaries we offer the following products and services:

for the Drilling Market Segment;

lease road build drilling pad site development and reserve pit construction rig wash of drilling rigs

product sales including degreasers, surfactants and detergents, that remove oil based mud from drilling rigs rig cleaning equipment sales including industrial pressure washers parts sales for our installed base on equipment,

Mechanic and service repair crews for cleaning equipment on location for drilling rig operators rentals of equipment on day rates or other terms for drilling rig contractors to clean rigs

Down hole bottom hole assembly (BHA) tools such as stabilizers, drill collars and cross over subs to directional driller and operators.

For the Completions Market Segment;

Frac water transfer services that provide for sending high volumes of water from a source such as a pond, river, lake or frac pit to a frac location using miles of lay flat frac hose, pumps and equipment.

Frac pit construction

For the Production Market Segment;

Well site services including work over rigs and swab rigs that perform jobs to keep oil and gas operators wells running

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

On adoption, the Company recognized additional operating liabilities of $287,519, with corresponding Right of Use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating leases. The Company’s existing capital lease under ASC 840 is classified as a finance lease under ASC 842, with a total finance liability of $94,280 at adoption. See Note 13 for additional information on leases.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Our sales for the three months ended June 30, 2019 were $1,094,181, a decrease of approximately 6%, from $1,167,305 for the three months ended June 30, 2018. The decrease in revenues for the three months ended June 30, 2019 was primarily attributable from reduced rig wash revenues in the West Texas market and decreased mechanic service revenues in East Texas partially offset by increased machine and product sales. The Trinity Services acquisition on June 26, 2019 allowed for three days of revenue during the period and is anticipated to provide ongoing revenues for future quarters.

During the three months ended June 30, 2019, cost of sales increased as a percentage of sales to 81.9% of revenues, or $896,600, compared to 55.6% of revenues or $649,394, for the comparable 2018 period. The increase in cost of sales as a percentage of revenues is primarily the result of higher vendor rental expense and equipment repairs and maintenance, higher contract labor in connection with the transition costs related to relocating portions of the frac water operations to East Texas, higher parts costs imposed by federal tariffs, higher third party costs, wage inflation with direct personnel, increased freight, shipping and fuel expenses along with increased depreciation expense from added equipment with our rental fleet.

For the three months ended June 30, 2019, selling, general and administrative expenses increased to $824,814, an increase of $231,674, from $593,140 for the three months ended June 30, 2018. This increase in selling, general and administrative expenses in the second quarter of 2019 over the second quarter of 2018 was primarily due to higher professional fees, one-time acquisition costs, operating lease expense from new accounting treatment, increased wage expense from an M&A advisor, and added insurance coverage and expenses. The remaining increase was attributable to non-cash stock based compensation, and deferred financing costs during the second quarter 2019, partially offset by lower travel and entertain expenses and truck and auto expense.

Other expense, net was $353,677, an increase of $280,791 for the three months ended June 30, 2019 compared to the second quarter in 2018. The increase in other expense during the three months ended June 30, 2019 resulted from higher interest expense with our revolving line of credit, funding agreements and notes payable, and loss on settlement of liabilities compared to the three months ended June 30, 2018.

During the three months ended June 30, 2019 we incurred a net loss of $980,910, or $0.07 per basic and diluted earnings per share. For the three months ended June 30, 2018 we incurred a net loss of $148,115 or $0.01 per basic and diluted earnings per share. The net loss in the quarter ended June 30, 2019 resulted primarily from lower revenues, lower gross margins from higher cost of sales expenses, increased sales, general and administrative expenses, including higher professional fees and transaction expenses in connection with the late June 2019 acquisition, and increased interest expense, compared to the second quarter 2018. The basic weighted average number of shares of common stock outstanding was 13,935,281 and 10,234,123 for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Our sales for the six months ended June 30, 2019 were $2,846,885, an increase of 31%, from $2,165,483 for the six months ended June 30, 2018. The increase in revenue for the six months ended June 30, 2019 is primarily attributable to sales growth in equipment rental income and increased machine and product sales in the West Texas market. Additionally, the frac water operations, acquired in late 2018, contributed revenues in 2019, not included in the comparable six month period ended June 30, 2018.

During the six months ended June 30, 2019, cost of sales increased as a percentage of sales to 83.5% of revenues, or $2,377,315, compared to 53.5% of revenues or $1,159,509, for the comparable 2018 period. The increase in cost of sales as a percentage of revenues is primarily the result of one-time cost overruns and related third party equipment repairs totaling approximately $390 thousand with a South Texas frac water services project, expenses with discontinuing the lower margin rig supply business, negative inventory adjustments, higher vendor rental expense, higher contract labor in connection with the impact of transitional costs related to the frac water operations, higher parts costs imposed by federal tariffs, wage inflation with direct personnel, increased freight, shipping and fuel expenses along with increased depreciation expense from added equipment with our rental fleet.

For the six months ended June 30, 2019, selling, general and administrative expenses increased to $1,663,438, an increase of $684,456, from $1,014,982 for the six months ended June 30, 2018. This increase in selling, general and administrative expenses in the six month period ended June 30, 2019 over the six month period ended June 30, 2018 was primarily due to higher professional fees, one-time acquisition costs, operating lease expense from new accounting treatment, increased wage expense from an M&A advisor, added insurance coverage and expense. The remaining increase was attributable to non-cash stock based compensation, and deferred financing costs during the second quarter 2019, partially offset by lower travel and entertainment expenses, and truck and auto expense.

Other expense, net was $497,304, an increase of $377,940 for the six months ended June 30, 2019 compared to the comparable period in 2018. The increase in other expense during the six months ended June 30, 2019 resulted from higher interest expense with our revolving line of credit, funding agreements and notes payable, and loss on settlement of liabilities, compared to the six months ended June 30, 2018.

During the six months ended June 30, 2019 we incurred a net loss of $1,691,172, or $0.13 per basic and diluted earnings per share. For the six months ended June 30, 2018 we incurred a net loss of $128,372 or $0.01 per basic and diluted earnings per share. The net loss in the six month period ended June 30, 2019 resulted primarily from lower gross margins from higher cost of sales expenses, increased sales, general and administrative expense, and increased interest expense, compared to the comparable period in 2018. The basic weighted average number of shares of common stock outstanding was 13,068,921 and 9,808,914 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, our total assets were $8,009,002, comprised of $112,046 in cash, $2,179,419 in accounts receivable, $139,526 in inventory, $30,000 in assets held for sale, other current assets of $206,609, $4,464,336 in net property and equipment, and $315,157 in net intangible assets. This is an increase in total assets of $4,482,555 over the total assets at December 31, 2018 of $3,526,447. As of June 30, 2019, we have a working capital deficit of $2,607,918, compared to a working capital deficit of $1,421,715 at December 31, 2018.

During the six months ended June 30, 2019, we had cash used in operating activities of $445,260 compared to $317,628 of cash used in operating activities for the six months ended June 30, 2018. The net cash used in operating activities for the six months ended June 30, 2019 consists primarily of our net loss, changes in accounts receivable, and deferred revenue, partially offset by increases to accounts payable, depreciation and amortization, as well as amortization of deferred financing costs, accrued expenses and other liabilities. During the six months ended June 30, 2018, we had cash used in operating activities of $317,628, primarily the result of our net loss, changes in our accounts receivable, accounts payable related party, and prepaid expenses, partially offset by our amortization of deferred financing costs and depreciation and amortization, and changes in accounts payable.

During the six months ended June 30, 2019, we had net cash used in investing activities of $565,733 from cash paid for the acquisition of Trinity Services and cash paid for the purchase of equipment during the period. There was $54,965 in net cash used in investing activities in the comparable 2018 period resulting from cash paid for the purchase of equipment.

Net cash provided by financing activities was $1,121,431 for the six months ended June 30, 2019, compared to net cash provided by financing activities of $415,307 for the six months ended June 30, 2018. Our net cash provided by financing activities for the six months ended June 30, 2019 resulted primarily from the net proceeds from our secured line of credit of $722,367, proceeds from sales of our common stock of $359,000, the proceeds from the issuance of notes payable of $280,000, which was partially offset by payments on notes payable of $267,473 and payments on note payable related party of $146,021, and payments on right of use liabilities – finance leases of $30,681.

Our net increase in cash for the six months ended June 30, 2019 was $110,438, as compared to a net cash increase of $42,714 in the six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $112,046 and $1,608, respectively. Based on the company’s recent acquisition, current revenue, and anticipated gross margin improvement, along with anticipated new growth from cross selling our customers, we believe cash flow will improve during the remainder of 2019.

Our cash flows from operations and our available capital, including the accounts receivable line of credit with Catalyst Financial established in June 26, 2019 are presently sufficient to sustain our current level of operations for the next twelve months. At June 30, 2019 this line of credit had drawn approximately $1,409,000. Although our line of credit has no specific cap of an amount it functions as a percentage of eligible accounts receivables. Additionally, we believe we will need to raise additional funds in order to meet the growth, capital expenditures and acquisitions planned for our business through the next twelve months. Currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at June 30, 2019, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2019, the Company sold an aggregate of 500,000 shares of its restricted common stock to accredited investors at a price per share of $0.25. The shares were issued to the investors in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Proceeds from the restricted common stock sales were used for working capital and general corporate purposes.

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

SMG Industries Inc.
(Registrant)

August 14, 2019	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

