Form 10-Q
period 2019-09-30
SMG Industries Inc.
filed 2019-11-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2019 was 14,881,372.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$13,353	$1,608
Accounts receivable, net of allowance for doubtful accounts of $147,015 and $25,000	1,967,075	703,959
Inventory	149,413	140,662
Assets held for sale	30,000	42,300
Prepaid expenses and other current assets	136,951	96,871

Total current assets	2,296,792	985,400

Property and equipment, net of accumulated depreciation of $609,753 and $306,155	4,342,037	1,998,009
Other assets	20,386	27,631
Right of use assets - operating lease	311,473	-
Intangible assets, net of accumulated amortization $32,092 and $10,344	307,908	329,656
Goodwill	185,751	185,751

Total assets	$7,464,347	$3,526,447

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,908,564	$968,507
Accounts payable - related party	-	21,000
Accrued expenses and other liabilities	401,317	207,911
Right of use liabilities - operating leases short term	128,969	-
Right of use liabilities - finance leases short term	62,389	-
Deferred revenue	-	39,877
Secured line of credit	1,348,916	593,888
Current portion of note payable - related party	51,932	62,750
Current portion of unsecured notes payable	160,375	131,126
Current portion of secured notes payable, net	1,085,994	328,328
Current portion of capital lease liability	-	53,728

Total current liabilities	5,148,456	2,407,115

Long term liabilities:
Convertible note payable, net	248,306	161,970
Note payable - related party, net of current portion	12,003	46,913
Notes payable - secured, net of current portion	1,343,140	967,846
Right of use liabilities - operating leases, net of current portion	188,504	-
Right of use liabilities - finance leases, net of current portion	27,403	-
Capital lease liability, net of current portion	-	40,552

Total liabilities	6,967,812	3,624,396

Commitments and contingencies

Stockholders' deficit
Preferred stock - $0.001 par value; authorized 1,000,000 shares as of September 30, 2019 and December 31, 2018; issued and outstanding 2,000 and none at September 30, 2019 and December 31, 2018	2	-
Common stock - $0.001 par value; authorized 25,000,000 shares as of September 30, 2019 and December 31, 2018; issued and outstanding 14,451,372 and 11,910,690 at September 30, 2019 and December 31, 2018	14,451	11,911
Additional paid in capital	4,456,856	1,567,567
Accumulated deficit	(3,974,774)	(1,677,427)

Total stockholders' deficit	496,535	(97,949)

Total liabilities and stockholders' deficit	$7,464,347	$3,526,447

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES	$2,064,516	$1,026,949	$4,911,401	$3,192,432

COST OF REVENUES	1,621,841	582,922	3,999,156	1,742,431

GROSS PROFIT	442,675	444,027	912,245	1,450,001

OPERATING EXPENSES:
Selling, general and administrative	815,871	667,277	2,491,317	1,682,259

Total operating expenses	815,871	667,277	2,491,317	1,682,259

LOSS FROM OPERATIONS	(373,196)	(223,250)	(1,579,072)	(232,258)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of liabilities	31,494	(2,549)	(73,764)	9,291
Gain on sales of assets	-	14,000	-	14,000
Interest expense, net	(264,473)	(67,895)	(644,511)	(199,099)

NET LOSS	$(606,175)	$(279,694)	$(2,297,347)	$(408,066)

Net Loss Per Share
Basic	$(0.04)	$(0.03)	$(0.17)	$(0.04)
Diluted	$(0.04)	$(0.03)	$(0.17)	$(0.04)

Weighted average shares outstanding
Basic	14,332,823	10,336,470	13,493,944	9,986,415
Diluted	14,332,823	10,336,470	13,493,944	9,986,415

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the nine months ended September 30, 2019 and 2018

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2018	-	$-	11,910,690	$11,911	$1,567,567	$(1,677,427)	$(97,949)

Shares issued for cash	-	-	936,000	936	233,064	-	234,000
Shares issued to settle liabilities	-	-	27,046	27	12,552	-	12,579
Share based compensation	-	-	-	-	34,420	-	34,420
Net loss	-	-	-	-	-	(710,262)	(710,262)

Balances at March 31, 2019	-	-	12,873,736	12,874	1,847,603	(2,387,689)	(527,212)

Shares issued for cash	-	-	500,000	500	124,500	-	125,000
Shares issued to settle liabilities	-	-	511,370	511	203,014	-	203,525
Share based compensation	-	-	200,000	200	38,249	-	38,449
Shares issued for acquisition of Trinity	2,000	2	-	-	1,799,998	-	1,800,000
Warrants issued with notes payable - debt discount	-	-	-	-	165,094	-	165,094
Net loss	-	-	-	-	-	(980,910)	(980,910)

Balances at June 30, 2019	2,000	2	14,085,106	14,085	4,178,458	(3,368,599)	823,946

Shares issued to settle liabilities	-	-	366,266	366	111,740	-	112,106
Share based compensation	-	-	-	-	166,658	-	166,658
Net loss	-	-	-	-	-	(606,175)	(606,175)

Balances at September 30, 2019	2,000	$2	14,451,372	$14,451	$4,456,856	$(3,974,774)	$496,535

Balances at December 31, 2017	-	$-	8,865,190	$8,865	$(56,940)	$(534,049)	$(582,124)

Shares issued for cash	-	-	1,140,000	1,140	224,904	-	226,044
Net income	-	-	-	-	-	19,743	19,743

Balances at March 31, 2018	-	-	10,005,190	10,005	167,964	(514,306)	(336,337)

Shares issued for cash	-	-	250,000	250	49,750	-	50,000
Shares issued to settle liabilities	-	-	4,000	4	2,596	-	2,600
Share based compensation	-	-	-	-	14,991	-	14,991
Net loss	-	-	-	-	-	(148,115)	(148,115)

Balances at June 30, 2018	-	-	10,259,190	10,259	235,301	(662,421)	(416,861)

Shares issued to settle liabilities	-	-	7,500	8	5,542	-	5,550
Shares issued for services	-	-	50,000	50	8,180	-	8,230
Shares issued for assets	-	-	1,000,000	1,000	699,000		700,000
Share based compensation	-	-	-	-	18,790	-	18,790
Beneficial conversion feature on convertible notes	-	-	-	-	100,000	-	100,000
Warrants issued with note payable	-	-	-	-	17,476	-	17,476
Net loss	-	-	-	-	-	(279,694)	(279,694)

Balances at September 30, 2018	-	$-	11,316,690	11,317	$1,084,289	$(942,115)	$153,491

The accompanying notes are an integral part of these consolidated unaudited financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2019 and 2018

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,297,347)	$(408,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	239,527	42,012
Depreciation and amortization	338,784	66,933
Amortization of deferred financing costs	204,960	117,972
Amortization of right of use assets - operating leases	129,212	-
Impairment expense	12,300	-
Gain (loss) on settlement of liabilities	87,923	(9,291)
Bad debt expense (recovery)	10,087	10,407
Gain (loss) on disposal of assets	(1,758)	(13,386)
Changes in:
Accounts receivable	68,410	(214,588)
Inventory	(8,751)	(6,442)
Prepaid expenses and other current assets	14,306	26,504
Other assets	-	(32,541)
Accounts payable	586,825	207,911
Accounts payable related party	-	(45,585)
Accrued expenses and other liabilities	193,406	78,694
Right of use operating lease liabilities	(123,212)	-
Deferred revenue	(39,877)	-
Net cash used in operating activities	(585,205)	(179,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Trinity Services LLC	(449,051)	-
Proceeds from the sale of property and equipment	-	14,000
Cash paid for purchase of property and equipment	(163,768)	(95,869)
Net cash used in investing activities	(612,819)	(81,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	711,809	134,937
Proceeds from notes payable	-	211,243
Payments on notes payable	-	(367,572)
Payments on ROU liabilities - finance leases	(48,376)	-
Proceeds from sales of common stock	359,000	-
Proceeds from notes payable, related party	125,239	43,100
Payments on notes payable, related party	(170,967)	(67,504)
Payments on capital lease liability	-	(24,275)
Payments on MG Cleaners acquisition - related party	(21,000)	(29,000)
Proceeds from notes payable	480,000	-
Payments on notes payable	(275,936)	-
Proceeds from convertible notes payable	50,000	250,000
Proceeds from sales of common stock, net	-	276,044
Net cash provided by financing activities	1,209,769	426,973

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,745	165,638

CASH AND CASH EQUIVALENTS, beginning of period	1,608	85,570

CASH AND CASH EQUIVALENTS, end of period	$13,353	$251,208

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$221,140	$79,146

Noncash investing and financing activities
Shares issued for equipment purchase	$-	$700,000
Capitalization of ROU assets and liabilities - finance	$43,888	$-
Capitalization of ROU assets and liabilities - operating	$352,785	$-
Shares issued for acquisition of Trinity	$1,800,000	$-
Intangible assets acquired from issuance of note payable, related party	$-	$150,000
Purchase of fixed assets with note payable	$-	$41,481
Property and equipment purchased with capital lease	$-	$131,718
Settlement of accounts payable with note payable	$259,193	$-
Warrants issued with notes payable - debt discount	$165,094	$17,476
Expenses paid by related party	$-	$8,034
Shares issued to settle liabilities	$138,016	$5,000
Beneficial conversion feature on convertible notes payable		$100,000
Settlement of notes payable with common stock issuance	$102,274	$-
Prepaid expenses financed with note payable	$-	$75,931

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

On September 19, 2017, the Company entered the domestic oilfield services market and executed an Agreement and Plan of Share Exchange with MG Cleaners LLC, a Texas based company focused on selling products and services to drilling rig contractors and oilfield customers.

On September 19, 2017, SMG acquired one hundred percent of the issued and outstanding membership interests of MG Cleaners LLC pursuant to which MG Cleaners LLC became our wholly-owned subsidiary. In connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to its Managing MG Member, payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. The $50,000 liability was recorded as an Accounts Payable – Related Party on the balance sheet. On January 30, 2018 the Company changed its name from SMG Indium Resources Ltd. to its present name SMG Industries Inc.

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

The accompanying unaudited interim financial statements of SMG Industries Inc. (“we”, “our”, “SMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2018 and 2017 which are included on our Form 10-K filed on April 1, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2018 and 2017 have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the nine months ended September 30, 2019, 820,000 of stock options, 895,001 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 600,000 shares issuable from convertible notes were considered for their dilutive effects. For the nine months ended September 30, 2018, 1,165,000 of convertible notes, stock options and warrants were considered for their dilutive effects.

	September 30, 2019	September 30, 2018
Basic and Diluted Loss
Net Loss	$(2,297,347)	$(408,066)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	13,493,944	9,986,415
Net dilutive stock options	-	-
Dilutive shares	13,493,944	9,986,415

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

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its negative working capital and negative cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such substantial concern as follows. The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly related to the Company’s acquisition of an additional operating company in 2019 and partly related to the Company cross-selling additional sales initiatives already implemented with the acquisition’s additional customer base. In addition, costs at the Company’s frac water division were reduced in 2019 bringing them more in line with current revenues in that area. As a result, following this plan substantial doubt about the Company’s ability to continue as a going concern is alleviated.

NOTE 4 – REVENUE

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service revenue	$1,446,111	$438,207	$2,855,066	$1,501,789
Product revenue	618,405	588,742	2,056,335	1,690,643
Total revenue	$2,064,516	$1,026,949	$4,911,401	$3,192,432

Customer Concentration and Credit Risk

During the nine months ended September 30, 2019, three of our customers accounted for approximately 38% of our total gross revenues, with customers each accounting for 16%, 12% and 10% respectively. No other customers exceeded 10% of revenues during the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, two of our customers accounted for approximately 52% of our total gross revenues, with individual customers accounting for 21% and 31%.  No other customers exceeded 10% of revenues during the 2018 period.

Three customers accounted for approximately 48% of accounts receivable at September 30, 2019, and three customers accounted for approximately 51% of accounts receivable at December 31, 2018. No other customers exceeded 10% of accounts receivable as of September 30, 2019 and December 31, 2018. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and by increasing activity with existing, less active customers and relatively smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

NOTE 5 - INVENTORY

Inventory consisted of the following components:

	September 30, 2019	December 31, 2018
Raw materials and supplies	$35,215	$8,690
Work in progress	-	-
Finished and purchased products	114,198	131,972

Total inventory	$149,413	$140,662

NOTE 6 – LONG-LIVED ASSETS

Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Equipment	$4,018,194	$1,409,237
Downhole oil tools	700,000	700,000
Vehicles	161,667	151,497
Furniture, fixtures and other	71,929	43,430

	4,951,790	2,304,164

Less: accumulated depreciation	(609,753)	(306,155)

	$4,342,037	$1,998,009

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $317,036 and $60,658 respectively.

Intangible assets

Intangible assets as of September 30, 2019 are related to the acquisition of the RigHands™ assets and the acquisition of tradenames of Momentum Water Transfer Services LLC.

Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	Useful Life (yr)	September 30, 2019	December 31, 2018
RigHands (Trademark & Formula)	15	$150,000	$150,000
MWST Tradename	10	190,000	190,000

		340,000	340,000

Less: accumulated amortization		(32,092)	(10,344)

		$307,908	$329,656

Amortization expense for the nine months ended September 30, 2019 and 2018 was $21,748 and $6,275, respectively. Future amortization of the intangible assets for the years ended December 31, 2019, 2020, 2021, 2022, 2023 and beyond are $29,000, $29,000, $29,000, $29,000, $29,000 and $184,894, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of September 30, 2019 and December 31, 2018 included the following:

	September 30, 2019	December 31, 2018
Payroll and payroll taxes payable	$203,505	$84,916
Sales tax payable	75,661	67,124
Interest payable	69,541	12,325
Credit cards payable	5,226	-
Other	47,384	43,546

Total Accrued Expenses	$401,317	$207,911

NOTE 8 – NOTES PAYABLE

Notes payable included the following:

	September 30,	December 31,
	2019	2018
Notes payable:

Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022.	$147,608	$180,552

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021.	-	49,885

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020.	13,434	25,960

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023.	29,635	35,562

Secured funding advance agreement issued June 27, 2018, bearing effective interest of 20%, due in daily installments ending April 2019, principal balance $143,965, net of deferred financing costs of $43,412.	-	143,965

Secured note payable issued to a shareholder who controls approximately 8.8% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $19,924.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 7.5% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $19,924.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $19,923.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,469	800,000

Secured note payable issued to a shareholder who controls approximately 8.8% of votes May 1, 2019, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to September 30, 2019.	100,000	-

Secured note payable issued to a shareholder who controls approximately 8.8% of votes May 1, 2019, bearing interest of 10% per year, due September 30, 2019.	80,000	-

Various notes payable secured by equipment of Big Vehicle & Equipment Company, LLC, bearing interest ranging from 2.72% to 8% maturing through August 2023.	701,941	-

Secured note payable issued September 20, 2019, bearing interest of 12% per year, due in monthly installments ending December 2019.	200,000	-

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020	123,818	-

	2,488,905	1,535,924
Less discounts	(59,771)	(239,750)
Less current maturities	(1,085,994)	(328,328)

Long term debt, net of current maturities	$1,343,140	$967,846

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

On January 11, 2019 the Company issued a $100,000 10% note to a shareholder who controls approximately 8.8%. The note matures on December 7, 2019 and is secured by a junior lien against the Company assets. In April 2019, the Company issued 511,370 shares of its restricted common stock with a fair value of $203,525 to settle this $100,000 note payable and $2,274 accrued interest in full. The transaction resulted in a loss on settlement of $101,251.

In May 2019, the Company issued a promissory note in the amount of $100,000 with a maturity date of July 1, 2019 to an individual accredited investor. The Company issued a five-year warrant to purchase 100,000 shares of the Company’s common stock at a fixed price of $0.30. The warrants were valued $44,091 and recorded as a debt discount that was fully amortized as of September 30, 2019. On June 18, 2019, the Company issued 150,000 warrants with an exercise price of $0.30 and a term of ten years in exchange for an extension of the maturity date of the note through September 30, 2019. The warrants were valued at $67,223 and will be amortized over the extension period of the note. The promissory note is currently past due. The Company is negotiating an extension with the note holder.

In June 2019, the Company issued a promissory note in the amount of $80,000 to an individual accredited investor. The Company issued a ten-year warrant to purchase 120,000 shares of the Company’s common stock at a fixed price of $0.30 per share. The warrants were valued at $53,780 and recorded as a debt discount. As of September 30, 2019, $53,780 was amortized leaving a discount balance of $0. The promissory note is currently past due. The Company is negotiating an extension with the note holder.

On July 26, 2019, the Company paid a vendor payable that totaled $247,637, by issuing a promissory note in the name of its frac water company Jake Oilfield Solutions LLC for $123,819. The interest rate was 7% with principal and interest due at maturity July 25, 2020. The remaining balance of $123,818 was converted into 353,766 shares of SMG’s restricted common stock.

On September 20, 2019, the Company issued a $200,000 12% promissory note. The note is due and payable in three monthly installments, the first two installments are interest only and the third and final installment for the balance of the principal and accrued interest is due at maturity December 20, 2019.

Funding Advance Agreements – included with secured notes

On June 27, 2018, the Company re-financed and paid off a prior liability due to Libertas Funding LLC. The new facility had an original principal balance of $347,500. Payments of principal and interest are paid daily. This note matured in May 2019 and was paid in full. During the nine months ended September 30, 2019, $43,411 of debt discount was amortized to interest expense.

Future maturities of secured notes payable as of September 30, 2019 are as follows:

2019	$863,204
2020	399,461
2021	334,940
2022	262,843
2023	628,457
Total	$2,488,905

Notes Payable – Unsecured

	September 30,	December 31,
	2019	2018
Financed insurance premium, Note Payable issued on June 8, 2018, bearing interest of 6.5% per year and due in monthly installments ending April 1, 2019	$-	$31,126

Unsecured note payable with a shareholder who controls approximately 7.5% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 (extended to June 30, 2019) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand	40,000	65,000

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

Unsecured note with vendor, issued a $135,375 10% promissory note due at October 30, 2019. The note was issued in exchange for of settlement of accounts payable.	85,375	-

	160,375	131,126

Less current maturities	(160,375)	(131,126)

Long term debt, net of current maturities	$-	$-

Notes Payable (Related Party)

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. The note bears interest at the rate of 5% per year and is payable in 36 equal monthly installments of $4,496. As of September 30, 2019 and December 31, 2018, $63,935 and $101,220 remains outstanding with $51,932 and $54,307, respectively included as a current liability.

During the nine months ended September 30, 2019, Stephen Christian advanced $201,661 to the Company and was repaid $210,103 by the Company. As of September 30, 2019 and December 31, 2018, $0 and $8,443 remained outstanding, respectively, with no specific repayment terms or stated interest rate.

Accounts Receivable Financing Facility (Secured Line of Credit)

On May 11, 2017, SMG Industries, Inc., formerly SMG Indium Resources Ltd., (the “Borrower”) entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Crestmark Bank and is secured by the Borrower’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. There were no loan origination or closing fees and we paid $1,330 to Crestmark to reimburse them for documentation, legal and audit fees. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Crestmark Bank a fee of $20,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $5,000. After the second anniversary of the financing facility, no exit fee is due. Crestmark has a senior security interest in the Borrower’s assets. The balance of this line of credit was $1,348,916 and $593,888 as of September 30, 2019 and December 31, 2018, respectively.

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box. Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables. During the nine months ended September 30, 2019, the Company received total cash proceeds of $1,851,690 and repaid $1,830,831 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $74,352 to pay for interest and fees.  Net proceeds received during the nine months ended September 30, 2019 on this facility were $95,211.

During the nine months ended September 30, 2018, the Company received total cash proceeds of $2,919,038 and repaid $2,837,610 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $53,509 to pay for interest and fees. Net proceeds received during the nine months ending September 30, 2018 on this facility were $134,937.

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

On June 27, 2019, an accounts receivable financing company funding a total of $1,317,304 pursuant to the AR facility. Of the amounts funded $500,000 was paid directly to the seller of Trinity, $43,219 was used to pay off notes payable of MG Cleaners, $714,239 was used to pay off the Crestmark liability and the remaining $59,846 was deposited to the Company’s bank account.

The balances under the above lines of credit was $1,348,916 and $593,888 as of September 30, 2019 and December 31, 2018, respectively.

Convertible Notes Payable

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual accredited investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the nine months ended September 30, 2019, $36,295 of the discount was amortized.

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual accredited investor. The note bears an interest rate of 8 ½ %, payable in cash quarterly, matures in two years and is convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share.

NOTE 9 – COMMON AND PREFERRED STOCK

During the year ended December 31, 2018, the Company issued a total of 80,000 common shares to three consultants for services. During the nine months ended September 30, 2019, the Company recognized expense of $31,896 related to these services. In May 2019, the Company issued a total of 200,000 common shares to consultants for services. During the nine months ended September 30, 2019, the Company recognized expense of $38,449 related to these services.

During the nine months ended September 30, 2019, the Company issued 393,312 shares of its restricted common stock in settlement of $138,012 of liabilities. The fair value of the common stock issued was $124,685 resulting in a gain on settlement of $13,328.

During the nine months ended September 30, 2019, the Company issued 1,436,000 shares of its restricted common stock for proceeds of $359,000 from accredited investors.

In April 2019, the Company issued 511,370 shares of its restricted common stock to settle a $100,000 note payable and accrued interest of $2,474 in full that was originally issued in January 2019.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2018	640,000	$320,350	$0.24 - $2.18	$0.50
Granted	300,000	135,000	0.45	$0.45
Exercised	-	-	-	-
Cancelled, forfeited or expired	(120,000)	(77,850)	0.37 - 2.18	0.65
Outstanding, September 30, 2019	820,000	$377,500	$0.24 - $2.00	$0.46
Exercisable, September 30, 2019	786,667	$351,167	$0.24 - $2.00	$0.45

During the nine months ended September 30, 2019 the Company issued 100,000 common stock options to each of the three independent directors. The options vest immediately, have an exercise price of $0.45 and a five-year term.

The weighted average remaining contractual life is approximately 3.23 years for stock options outstanding on September 30, 2019. At September 30, 2019 there was $66,300 in intrinsic value of outstanding stock options. During the nine months ended September 30, 2019 and 2018 share based compensation expense of $147,431 and $42,012 was recognized, respectively.

Summary Stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2018	525,001	$218,750	$0.40 - $0.75	$0.42
Granted	370,000	111,000	0.30	0.30
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, September 30, 2019	895,001	$329,750	$0.30 - 0.75	$0.37
Exercisable, September 30, 2019	895,001	$329,750	$0.30 - 0.75	$0.37

The weighted average remaining contractual life is approximately 5.73 years for stock warrants outstanding on September 30, 2019. At September 30, 2019 there was $78,760 in intrinsic value of outstanding stock warrants.

NOTE 11 – ACQUISITION

Trinity Services LLC

On June 3, 2019 we entered into an Agreement and Plan of Share Exchange dated as of such date (the “Trinity Exchange Agreement”) with Trinity Services LLC, a Louisiana limited liability company (“Trinity”) and the sole member of Trinity (the “Trinity Member”). We completed the closing of the acquisition of Trinity on June 26, 2019 (“Closing Date”). On the Closing Date, pursuant to the Exchange Agreement, we acquired one hundred percent (100%) of the issued and outstanding membership interests of Trinity (“Trinity Membership Interests”) from the Trinity Member pursuant to which Trinity became our wholly owned subsidiary (“Trinity Acquisition”). In accordance with the terms of the Trinity Exchange Agreement, and in connection with the completion of the Acquisition, on the Closing Date we: (i) issued 2,000 shares of our 3% Series A Secured Convertible Preferred Stock (“Preferred Stock”), stated value $1,000 per share, (ii) paid $500,000 in cash to the Trinity Member, and (iii) assumed approximately $850,000 in notes related to equipment owned by Trinity (“Purchase Price”).

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

Preliminary Purchase Price:
Cash, net	$500,000
Common Stock issued	1,800,000
Total purchase consideration	$2,300,000

Preliminary Purchase Price Allocation
Cash	$50,949
Accounts receivable	1,255,613
Prepaid expenses	47,141
Property and equipment	2,537,650
Right of use assets – operating leases	87,900
Accounts payable and accrued expenses	(750,438)
Right of use assets – operating leases	(87,900)
Notes payable	(840,915)
$2,300,000

The Company’s consolidated revenue and net loss for the three and nine months ended September 30, 2019 include revenue of $1,098,191 and $1,148,63, respectively and net income of $100,374 and $65,855, respectively related to the operations of Trinity since the acquisition date.

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

Unaudited Pro Forma Financial Information

The following schedule contains pro-forma consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 as if the Trinity acquisition occurred on January 1, 2018 and as if the MWTS Acquisition had occurred on January 1, 2017. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018, or of results that may occur in the future.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenue	$2,064,516	$2,245,281	$7,841,062	$7,191,759
Operating loss	$(385,204)	$(269,927)	$(1,467,172)	$(239,005)
Net loss	$(552,175)	$(361,939)	$(2,223,316)	$(458,010)
Loss per common share – basic and diluted	$(0.04)	$(0.03)	$(0.16)	$(0.05)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On October 31, 2017, and made effective as of September 20, 2017, the Company entered into an employment agreement with Stephen Christian, the former Managing Member, and current President, of our subsidiary MG Cleaners LLC and EVP of SMG. The term is for three years with a monthly salary of $8,333 for the first six months of the effective date and $10,000 a month thereafter. Other terms include payment of Mr. Christian’s health care insurance, use of a company truck and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Christian six months’ severance pay. In May 2019, the Company adjusted the pay to $14,167 per month.

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

SMG Industries has litigated this matter for several months and considered a range of outcomes for this matter and determined that management’s best estimated amount to settle this matter is for $40,000, expected to be settled during the fiscal year 2019. As such, management believes it is appropriate to accrue for this in our 2019 financial statements.

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

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost
Operating lease cost	$109,529	$212,439
Finance lease cost
Amortization of right-of-use assets	10,476	28,216
Interest on lease liabilities	4,969	17,207
Total finance lease cost	$15,445	$45,423
Short-term lease cost	$134,082	$474,726
Variable lease cost	-	-
Sublease income	-	-
Total lease cost	$259,056	$732,588

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$123,212
Operating cash flows from finance leases	$17,207
Financing cash flows from finance leases	$48,376

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2019:

September 30, 2019
Lease Position
Operating Leases
Operating lease right-of-use assets	$311,473
Right of use liability operating lease short term	$128,969
Right of use liability operating lease long term	188,504
Total operating lease liabilities	$317,473

Finance Leases
Equipment	$166,255
Accumulated depreciation	(41,792)
Net Property	$124,463
Long-term debt due within one year	62,389
Long-Term Debt	27,403
Total finance lease liabilities	$89,792

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

September 30, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	3.6
Finance leases	1.9
Weighted-average discount rate
Operating leases	13.0%
Finance leases	11.6%

The following table provides the maturities of lease liabilities at September 30, 2019:

At September 30, 2019, the Company had no additional leases which had not yet commenced.

	Operating	Finance
	Leases	Leases
Maturity of Lease Liabilities at September 30, 2019
2019	$62,454	$58,923
2020	132,317	15,769
2021	106,861	15,769
2022	47,673	10,404
2023	24,000	1,287
2024 and thereafter	10,000	-
Total future undiscounted lease payments	$383,305	$102,152
Less: Interest	(65,832)	(12,360)
Present value of lease liabilities	$317,473	$89,792

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$145,940
2020	39,940
2021	18,340
2022	-
2023	-
Total	$204,220

During the nine months ended September 30, 2019, the Company entered into two new leases for forklifts that were determined to be finance leases under ASC 842. One lease is for a period of three years, with monthly payments of $671 and the second lease is for a period of 48 months with monthly payments of $644. The Company capitalized an asset and right of use finance lease liability of $43,888 related to these finance leases.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

On September 19, 2017, in connection with the acquisition of MG Cleaners, we issued 4,578,276 shares and agreed to pay $300,000 in cash to its Managing MG Member payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. As of September 30, 2019 and December 31, 2018 amounts due under this arrangement are $0 and $21,000, respectively.

The Company engaged the services of a Director, Mr. John Boylan, effective February 11, 2019, whereby Mr. Boylan was paid as a consultant to the Company in connection with its mergers and acquisition work, whereby Mr. Boylan provided us with mergers and acquisition support including economic analysis, financial modeling and due diligence. Mr. Boylan was paid $13,000 per month for his services. In June 2019 Mr. Flemming, Mr. Boylan and Mr. Christian were each awarded a bonus of $12,500 related to their efforts in closing the Trinity acquisition.

On July 30, 2019 the Company appointed R. Michael Villarreal to the Board of Directors filling the position left by the passing in early July 2019 of Director John Boylan. The Company appointed Mr. Boylan Board member Emeritus status in honor of his service to the Company.

NOTE 15 – SUBSEQUENT EVENTS

On October 1, 2019, we entered into a second amendment to a secured promissory note to extend the maturity of the secured note held by a stockholder to June 30, 2020 and capitalizing the accrued interest of $4,559 where the total principal of the promissory note is now $44,559. All other terms of the note remained. In connection with this amendment, we issued a new common stock purchase warrant for 40,000 shares, with a ten-year term and a fixed exercise price of $0.15 per share and customary other provisions.(Note to Document: This is also discussed in the second item of Notes Payable – Unsecured)

On October 4, 2019, we sold for $30,000 property categorized on our balance sheet as an asset held for sale. This vacant property acquired by MG Cleaners years earlier is located in Carthage, Texas and not a part of our current operations. The original MG Cleaners seller note was secured by this property and received the proceeds of this sale of approximately $30,000. The seller note had a balance of $147,608 at the time of the sale of property. The remainder of the note was retired and paid in full by issuing 400,000 restricted shares of our common stock.

Subsequent to September 30, 2019, we issued 30,000 shares of our restricted common stock and 25,000 fully vested common stock options with a five-year term and exercisable at $0.25 for accounting consulting services.

On October 2, 2019 we entered into a premium finance note on behalf of Trinity’s insurance renewal for its $125,377 annual premium. At execution, $21,009 was paid down with ten equal payments for the remainder and a 5.5% per annum interest rate.

On October 28, 2019 we entered into a premium finance note on behalf of the Company for its insurance renewal for its $114,993 annual premium. At execution, $21,073 was paid down with ten equal payments for the remainder and a 6.5% per annum interest rate.

In November 2019, we received a total of $630,080, net of closing costs, in return for an assignment and transfer to a specialty finance company of a specified percentage of the proceeds of each collection of future receipts received by us, collectively "Future Receipts" until the finance company has received the purchased amount of $910,000. This transaction is accounted for as a short term secured loan, with deferred financing costs of $279,920 recognized on the date of incurrence as a discount. Pursuant to the agreement we have discounted early payoff options.

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

For the Drilling Market Segment:

lease road build drilling pad site development and reserve pit construction;

rig wash of drilling rigs;

product sales including degreasers, surfactants and detergents, that remove oil based mud from drilling rigs;

rig cleaning equipment sales including industrial pressure washers;

parts sales for our installed base on equipment;

Mechanic and service repair crews for cleaning equipment on location for drilling rig operators;

rentals of equipment on day rates or other terms for drilling rig contractors to clean rigs; and

Down hole bottom hole assembly (BHA) tools such as stabilizers, drill collars and cross over subs to directional driller and operators.

For the Completions Market Segment:

Frac water transfer services that provide for sending high volumes of water from a source such as a pond, river, lake or frac pit to a frac location using miles of lay flat frac hose, pumps and equipment; and

Frac pit construction.

 For the Production Market Segment:

Well site services including work over rigs and swab rigs that perform jobs to keep oil and gas operators wells running.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Our sales for the three months ended September 30, 2019 were $2,064,516, an increase of approximately 101%, from $1,026,949 for the three months ended September 30, 2018. The increase in revenues for the three months ended September 30, 2019 was primarily attributable to the additional revenues of the Trinity Services LLC acquisition concluded on June 27, 2019 not present in the year ago comparable period.

During the three months ended September 30, 2019, cost of sales increased as a percentage of sales to 78.5% of revenues, or $1,621,841, compared to 56.8% of revenues or $582,922, for the comparable 2018 period. The increase in cost of sales as a percentage of revenues is primarily the result of the net margin mix impacted by the Trinity Services acquisition not present in the year ago period, and higher parts costs associated with our MG Cleaners business.

For the three months ended September 30, 2019, selling, general and administrative expenses increased to $815,871, or 39.5% of sales, representing an increase of $148,594, from $667,277 or 64.9% of sales for the three months ended September 30, 2018. This decrease in selling, general and administrative expenses as a percentage of sales in the third quarter of 2019 over the third quarter of 2018 was primarily due to higher sales covering more fixed costs within SG&A partially offset by higher sales costs and wages.

Other expense, net was $232,979, an increase of $176,535 for the three months ended September 30, 2019 compared to the third quarter in 2018. The increase in other expense during the three months ended September 30, 2019 resulted from higher interest expense with our revolving line of credit, funding agreements and notes payable, partially offset by a gain on settlement of liabilities compared to the three months ended September 30, 2018.

During the three months ended September 30, 2019 we incurred a net loss of $606,175, or $0.04 per basic and diluted earnings per share. For the three months ended September 30, 2018 we incurred a net loss of $279,694 or $0.03 per basic and diluted earnings per share. The net loss in the quarter ended September 30, 2019 resulted primarily from higher cost of revenues and selling, general and administrative expenses resulting in a loss from operations as well as higher interest expenses, compared to the third quarter 2018. The basic weighted average number of shares of common stock outstanding was 14,332,823 and 10,336,470 for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Our sales for the nine months ended September 30, 2019 were $4,911,401, an increase of 53.8%, from $3,192,432 for the nine months ended September 30, 2018. The increase in revenue for the nine months ended September 30, 2019 is primarily attributable to the additional revenues from the Trinity Services acquisition on June 27, 2019, not present in the year ago period. Additionally, the frac water operations acquired in December 2018, contributed revenues in 2019, not included in the comparable nine month period ended September 30, 2018.

During the nine months ended September 30, 2019, cost of sales increased as a percentage of sales to 81.4% of revenues, or $3,999,156, compared to 54.6% of revenues or $1,742,431, for the comparable 2018 period. The increase in cost of sales as a percentage of revenues is primarily the result of the addition of Trinity Services lower net gross margins, as well as one-time cost overruns and related third party equipment repairs in our s frac water services division in the first half of 2019, expenses associated with discontinuing the lower margin rig supply business, higher vendor rental expense, higher contract labor in connection with the impact of transitional costs related to the frac water operations, higher parts costs imposed by federal tariffs, wage inflation with direct personnel, increased freight, shipping and fuel expenses along with increased depreciation expense from added equipment with our rental fleet.

For the nine months ended September 30, 2019, selling, general and administrative expenses increased to $2,491,317, or 50.7% of sales, an increase of $809,058, from $1,682,589, or 52.7% of sales for the nine months ended September 30, 2018. This increase in selling, general and administrative expenses in the nine month period ended September 30, 2019 over the nine month period ended September 30, 2018 was primarily due to higher professional fees, one-time acquisition costs, operating lease expense from new accounting treatment, increased wage expense from an M&A advisor, added insurance expense. The remaining increase was attributable to non-cash stock-based compensation, and deferred financing costs during the third quarter 2019, partially offset by lower travel and entertainment expenses, and truck and auto expense.

 Other expense, net was $718,275, an increase of $542,467 for the nine months ended September 30, 2019 compared to the comparable period in 2018. The increase in other expense during the nine months ended September 30, 2019 resulted from higher interest expense with our revolving line of credit, funding agreements and notes payable, and loss on settlement of liabilities, compared to the nine months ended September 30, 2018.

During the nine months ended September 30, 2019 we incurred a net loss of $2,297,347, or $0.17 per basic and diluted earnings per share. For the nine months ended September 30, 2018 we incurred a net loss of $408,066 or $0.04 per basic and diluted earnings per share. The net loss in the nine month period ended September 30, 2019 resulted primarily from lower gross margins from higher cost of sales expenses, increased sales, general and administrative expense, and increased interest expense, compared to the comparable period in 2018. The basic weighted average number of shares of common stock outstanding was 13,493,944 and 9,986,415 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, our total assets were $7,464,347, comprised of $13,353 in cash, $1,967,075 in accounts receivable, $149,413 in inventory, $30,000 in assets held for sale, other current assets of $136,951, $4,342,037 in net property and equipment, and $307,908 in net intangible assets. This is an increase in total assets of $3,937,900 over the total assets at December 31, 2018 of $3,526,447. As of September 30, 2019, we have a working capital deficit of $2,851,664, compared to a working capital deficit of $1,421,715 at December 31, 2018.

During the nine months ended September 30, 2019, we had cash used in operating activities of $585,205, compared to $179,466 of cash used in operating activities for the nine months ended September 30, 2018. The net cash used in operating activities for the nine months ended September 30, 2019 consists primarily of our net loss, right of use operating lease liabilities, deferred revenue and inventory changes, partially offset by increases to accounts payable, depreciation and amortization, stock based compensation, as well as amortization of right of use assets operating leases accrued expenses and other liabilities. During the nine months ended September 30, 2018, we had cash used in operating activities of $179,466, The net cash used in operating activities for the nine months ended September 30, 2018 consisted primarily of our net loss and changes in accounts receivable, account payable, related party and other current assets, partially offset by increases to amortization of deferred financing costs, accounts payable, depreciation and share based payments.

During the nine months ended September 30, 2019, we had net cash used in investing activities of $612,819 from cash paid for the acquisition of Trinity Services and cash paid for the purchase of equipment during the period. During the nine months ended September 30, 2018, we had net cash used in investing activities of $81,869 from cash paid for the purchase of equipment during the period offset by proceeds from the sale of equipment.

Net cash provided by financing activities was $1,209,769 for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $426,973 for the nine months ended September 30, 2018. Our net cash provided by financing activities for the nine months ended September 30, 2019 resulted primarily from the net proceeds from our secured line of credit of $711,809, proceeds from sales of our common stock of $359,000, the proceeds from the issuance of notes payable of $480,000, which was partially offset by payments on notes payable of $275,936 and payments on note payable related party of $170,967, and payments on right of use liabilities – finance leases of $48,376.

Our net increase in cash for the nine months ended September 30, 2019 was $11,745, as compared to a net cash increase of $165,638 in the nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $13,353 and $1,608, respectively. Based on the company’s acquisition of Trinity Services at the end of the second quarter 2018, current revenue, and anticipated gross margin improvement from cost cutting measures implemented, along with anticipated new growth from cross selling our customers, we believe cash flow will improve during the remainder of 2019.

Our cash flows from operations and our available capital, including the accounts receivable line of credit with an accounts receivable lender established in June 26, 2019 are presently sufficient to sustain our current level of operations for the next twelve months. At September 30, 2019 this line of credit had drawn approximately $1,348,916. Although our line of credit has no specific cap of an amount it functions as a percentage of eligible accounts receivables. Additionally, we believe we will need to raise additional funds in order to meet the growth, capital expenditures and acquisitions planned for our business through the next twelve months. Currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at September 30, 2019, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMG Industries Inc.
(Registrant)

November 14, 2019	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

