Form 10-K
period 2019-12-31
SMG Industries Inc.
filed 2020-05-29
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-54391

SMG INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N. Post Oak Road, Suite 315
Houston, Texas 77024	(713) 821-3153
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit such files). Yes   ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  Yes ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2019 was $5,550,957.

The number of shares of the registrant’s common stock outstanding as of May 29, 2020 was 17,380,108.

Documents Incorporated by Reference

None

SMG Industries Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2019

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

We are a growth-oriented company focused on logistics, midstream and oilfield services market segments in the Southwest United States.  Our primary business objective is to grow our operations and create value for our stockholder’s through organic growth and strategic acquisitions. We have implemented a ‘buy & build’ growth strategy of consolidating middle market companies and generating organic growth post-acquisition when possible by removing business constraints with strategic cross-selling of products and services across market segments benefiting us with higher utilization and customers with more efficient costs.

Our wholly-owned operating subsidiaries are:

•	5J Trucking LLC
•	5J Oilfield Services LLC
•	Trinity Services LLC
•	MG Cleaners LLC, and,
•	Momentum Water Transfer Services.
•

Our operating subsidiaries provide a range of logistics, midstream and oilfield services such as:

•	Logistics and heavy haul of production equipment and infrastructure components such as bridge beams, cement and heavy equipment,
•	Transportation of midstream compressors,
•	Cranes used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components,
•	Drilling rig move and relocation for drilling contractors and oil and gas operators,
•	Construction equipment including excavators, tractors and back hoes used to build large cement reinforced dirt locations of oil and gas drilling pads (multi-well pads), creating and covering reserve pits and lease roads for operators and service companies,
•	Product sales of degreasers, surfactants and detergents used in industrial and oilfield applications.
•	Services crews that perform mechanic repair and maintenance,
•	Product sales of cleaning equipment used by industrial and oilfield customers, and
•	Frac water management services and oil tool rentals to directional drilling customers.

We are headquartered in Houston, Texas with facilities in Odessa, Floresville, Alice, Palestine, Carthage, and Waskom, Texas. Our web sites are www.SMGIndustries.com, www.5Joilfield.net, www.5JTrucking.net, www.ts-oilfield.com, www.MGCleanersllc.com and www.MomentumWTS.com.

Our Corporate History and Background

We were incorporated under the laws of the State of Delaware on January 7, 2008. From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all of the indium from our stockpile. As a result, at such time we were no longer in the business of purchasing and selling indium. In 2015, our Board of Directors approved a cash distribution to our stockholders and a share repurchase program. After completion of the cash distribution and the share repurchase program the Company sought a new growth platform and focused on its current strategy of acquiring and growing operating businesses.

Acquire, grow, buy & build history and focus

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

On June 27, 2019, we acquired one hundred percent of the issued and outstanding membership interests (“Trinity Membership Interests”) of Trinity Services LLC, a Louisiana limited liability company (“Trinity”) pursuant to which Trinity became our wholly-owned subsidiary (the “Trinity Acquisition”). In connection with the Trinity Acquisition, we issued 2,000 shares of our Series A Convertible Preferred Stock, with a stated value of $1,000 per share, to the sole member of Trinity. The Series A Convertible Preferred Stock is convertible at a fixed price of $0.50 per share and is convertible into an aggregate of 4,000,000 shares of the Company’s common stock.

On February 27, 2020, we acquired one hundred percent of the membership interests of each of 5J Oilfield Services LLC (“5J Oilfield”) and 5J Trucking LLC (“5J Trucking”), each a Texas limited liability company. The aggregate purchase price of 5J was $27.3 million, consisting of a combination of cash, notes, Series B Convertible Preferred Stock and the assumption and refinance of debt. In connection with the 5J Acquisition, we issued 6,000 shares of our Series B Convertible Preferred Stock, with a stated value of $1,000 per share, to the sole member of 5J. The Series B Convertible Preferred Stock is convertible at a fixed price of $1.25 per share and is convertible into an aggregate of 4,800,000 shares of the Company’s common stock.

Domestic United States Industry Overview by Segment

Heavy Haul and Over size loan Transportation Segment

A heavy haul or oversize load is a load that exceeds the standard or ordinary legal size and/or weight limits for a truck to convey on a specified portion of road, highway or other transport infrastructure. Also, a load that exceeds the per-axle limits, but not the overall weight limits, is considered overweight. Examples of oversize/overweight loads include construction machines (cranes, front loaders, backhoes, etc.), wind energy components, production equipment used in energy, midstream compressors, pre-built homes, power generation components, containers, and construction elements (bridge beams, industrial equipment).

The legal dimensions and weights vary between countries and regions. A vehicle which exceeds the legal dimensions usually requires a special permit which requires extra fees to be paid in order for the oversize/overweight vehicle to legally travel on the roadways. The permit usually specifies a route the load must follow as well as the dates and times during which the load may travel.

Midstream Services Segment

According to Mordor Intelligence Research report titled Pipeline Services Market - Growth, Trends, and Forecast (2020 - 2025) The market for pipeline services is expected to grow at a CAGR of more than 3.9% during the forecast period of 2020 – 2025. As of 2019, there were approximately 145,353 miles of pipelines planned and under-construction, of which 94,773 miles are in the engineering and design phase, while 50,580 are in various stages of construction. The natural gas pipeline network is expected to grow in parallel to the increase in natural gas demand, which in turn is expected to positively impact the global pipeline services market in the coming years. Therefore, increasing natural gas pipeline infrastructure is expected to drive the market over the forecast period.

As the demand for energy produced in North America continues to grow, the exploration and production would continue to move further towards harsh environments. In particular, the recent discovery of certain new extraction techniques has opened multiple oil & gas shale regions in extremely remote areas. In the United States, approximately 70% of crude oil and petroleum products are shipped through pipelines. In 2018, the United States crude oil production was 10.9 mb/d, an increase by 1.6 mb/d from 2017. Furthermore, it is expected to reach 12.1 mb/d in 2019 and 12.9 mb/d in 2020. Most of the increased production is expected to be generated from Texas and New Mexico.

Oilfield Services Segment

Rig Count

In March 2020, the Domestic United States Rig Count, as measured by Baker Hughes, stood at 772 active rigs, down 24.5% from the highs of 1023 a year ago.  Rig Counts are a measurement of oilfield activity particularly relevant to the drilling market segment, as we provide services and sell products to drilling rig operator customers. As a result of relatively favorable operating economics for oil and gas companies, there is a high concentration of rigs and oilfield activity in Texas compared to other areas in the domestic United States. In March 2020 Texas and adjacent New Mexico (Permian and Delaware basins) had approximately 405 rigs operating, representing about 48% of the entire domestic United States rigs concentrated in these West Texas/New Mexico basins.

5J Trucking and 5J Oilfield Services business description

Our logistics and rig move company has been a leader in the field of logistics, production heavy haul and drilling rig mobilization for more than twenty years. 5J has over 100 trucks, 250 trailers, 18 cranes and 25 fork lifts. 5J generates roughly half of its revenues from logistics and heavy haul including transporting pipeline compressors, production equipment and industrial items such as bridge beam and cement loads. 5J’s remaining revenue is generated from moving oil and gas drilling rigs in the domestic United States.

Trinity Services business description

Operating in East Texas and Northern Louisiana for more than ten years, Trinity builds drilling pad locations, reserve and water pits and lease roads for oil and gas operators. Trinity owns in excess of 25 motor graders, tractors, excavators, bulldozers and backhoes. Trinity’s well site services group operates a work-over rig that performs services and repairs to existing producing gas and oil wells in the same geographic area.

MG Cleaners Products and Services

Proprietary Products

Our branded products have proprietary formulations that perform in specific applications. These products include surfactants and degreasers which are environmentally friendly and sold primarily to drilling rig operators, exploration and production companies, and distribution and supply companies serving this market segment.

Our branded products have proprietary formulations that have been sold direct via our sales force and through distribution supply companies for over ten years. Miracle Blue®, a powerful degreaser, Luma Brite™, an aluminum brightener and descaler, and Wicked Green®, an enviro-friendly emulsifier used in oil remediation jobs that is bio-degradable, are some of the Company’s top selling products. In total, we currently offer 14 branded and proprietary products used by industry leading drilling contractors in the domestic United States including Nabors, Patterson-UTI, Helmrich & Payne and Cactus Drilling among others. MG’s products are sold throughout Texas using direct sales employees with distributors/suppliers handling other areas.

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

SMG Oil Tools – Rentals

SMG Oil Tools has an inventory of more than 800 downhole oil tools which include stabilizers, crossovers, drilling jars, roller reamers and bit subs both non-mag and steel units. These tools are available, on a rental basis to drilling contractors and operators who do not own these tools but outsource to service companies. These tools can be rented on a day rate basis or per job basis.

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

Our Strategies

Buy and Build. Our strategy involves growth resulting from making acquisitions of private owner/operated lower or middle-market size logistics, mid-stream and oilfield services companies operating in the Southwest United States with a plan to grow them post-acquisition. Our management team seeks to identify companies that have good reputations, customers and complementary service lines. We plan for additional growth post-acquisition of these targets by identifying business constraints which can be removed once acquired by us. These business constraints typically can be a lack of equipment, working capital, systems, sales force or MSAs and customer agreements. Our strategy is to seek target companies that, once acquired, can grow organically from removing those constraints, as well as leveraging the cross-selling opportunities between and among our operating subsidiaries. We believe growth can be obtained by both the acquisition of revenue generating companies and the subsequent growth post-acquisition. This strategy differs in management’s view from a “roll up” as we do not look to make acquisitions just for cost saving synergies from elimination of duplicate personnel etc., but rather by adding personnel, capital and customers for growth. Our first acquisition, MG Cleaners illustrates this strategy as its revenues approximately doubled for the year ended December 31, 2019 from its September 2017 acquisition date by cross-selling MG’s products and services to our other subsidiary company clients, adding equipment, systems, and working capital.

Cross-sell Customer Bases of Acquired Service Companies. We currently have over 200 customers, many of which are leading companies in their respective fields. Our strategy of cross-selling customer bases of acquired companies allows us to enhance our service offerings and our relationships with our customers by bringing other products and services to them that we develop or acquire when there is a demand. As an example, in June 2019, we acquired a construction and well site services business that brought customers that were active in the Cotton Valley play and Haynesville Shale area of East Texas allowing us to introduce other complementary products and services to those customers without the challenge of procuring new Master Service Agreements (MSAs), and without incurring undue sales and marketing expenses associated with soliciting and securing new customers.

Broaden Service Offerings to Diversify. We currently believe that our strategy of developing, adding or acquiring lines of service for other market segments such as heavy haul of infrastructure items, transportation of drilling rigs and crane services for midstream compressor infrastructure will assist us in diversifying our business and provide a more enhanced services offering for customers seeking to reduce vendor lists. Our June 2019 acquisition of Trinity Services, which is focused on East Texas gas customers with well pad construction and work over services, benefitted when we recently acquired a drilling rig mobilization company broadening the scope of services Trinity Services can provide to its customers. . Currently, our strategy is to further diversify in logistics and midstream to increase utilization of our assets.

Geographic Resource Focus. Currently, more than half of the rigs in the domestic United States are located in Texas and adjacent counties within New Mexico and Louisiana. Due to relatively favorable economics in these resource plays, our strategy of geographic focus allows us to address this significant portion of the domestic United States market with offices strategically located in Houston, Texas and facilities in Odessa, Floresville, Alice, Palestine, Carthage, and Waskom, Texas. This strategy permits us to avoid the additional expense of managing operations in other areas of the US such as North Dakota or New England. Our strategy of focusing on resource plays in this geographic area generates service activities such as the Haynesville shale, Eagle Ford shale, Permian and Delaware Basins.

Sales. The Company’s sales plan includes utilizing employed sales personnel based in our various locations that are engaged to generate new sales for the company’s operations. Our sales personnel are typically compensated on a fixed base salary plus performance incentives.

Manufacturing. We manufacturer our MG products in our facility in Carthage, Texas. Raw materials are procured by MG and the proprietary formulas for our brands are utilized throughout the process. Mixing tanks and other process equipment are used to make the products. The final product is then stored in large gravity-fed containers onsite or in transportation quantities such as totes or gallons. Third party shipping and distribution companies are currently utilized for certain shipments of product to West Texas.

Marketing Plan. The Company’s marketing plan focuses around cross-selling the respective customer bases at each operating subsidiary. As MSAs, or master service agreements, are typically difficult to obtain from customers, utilizing MSAs of our operating companies allows us to offer more services to our customers.

 Management. The Company’s Chief Executive Officer, Matthew Flemming, is located in Houston, Texas. Mr. Flemming has experience in acquisitions, management, capital raises and serving as an officer of public companies. He was previously the CEO of HII Technologies (“HII”), whose relative size and business plan started out similar to ours, as HII was a small public company with approximately $300,000 in cash, no debt and plans to enter the oilfield services business through an initial platform acquisition. HII had no revenues prior to its first acquisition in September 2012, when it acquired an owner operated frac water management company for approximately $2.3 million in cash, a seller note and stock. Following this initial acquisition, HII completed two more acquisitions as well as starting up two additional subsidiaries in the power and safety markets of the oilfield service business. By December 2014, HII’s consolidated revenues had grown to $4.2 million for that month (or an annual run rate of revenues of approximately $50 million). Falling rig counts, industry activity and oil & gas prices created an industry down-turn by 2015. In July 2015, HII’s senior lender declared HII in default of its senior credit facility, and as a result the lender did not continue to release funds to HII pursuant to the terms of the credit facility. As a result, HII was unable to continue to fund its operations or satisfy its reporting obligations with the SEC subsequent to its March 31, 2015 Form 10-Q filing. Led by a Chief Restructuring Officer, HII filed a voluntary Chapter 11 petition with the US Bankruptcy court in Houston, Texas in September 2015. On April 15, 2016, Mr. Flemming resigned as an officer and director of HII as it emerged from bankruptcy protection. On July 13, 2016, HII’s registration was revoked by the Securities and Exchange Commission (“SEC”) pursuant to Section 12(j) of the Securities Exchange Act of 1934. The revocation of HII’s registration was the result of proceedings instituted by the SEC, which HII accepted and consented to without admitting or denying the findings of the SEC. The SEC’s findings included that HII filed a Chapter 11 petition with the Bankruptcy court and that HII failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13.

Mr. Flemming has been a CEO and CFO for more than twenty years in high growth, capital intensive businesses, with more than twelve years’ experience as an officer in a public company environment. He has significant experience with our “Buy and Build” strategy, identifying target oilfield companies and relationships in the oilfield market place that help provide access to products and company acquisition targets.

Stephen Christian has been our EVP and head of operations since April 2018. Mr. Christian has served as President of MG Cleaners, LLC since October 2010, when he acquired MG Cleaners’ membership interests and continues to have operational responsibility for MG, our wholly-owned subsidiary. Prior to MG, Stephen was employed by one of the largest drilling rig operators in the United States, Nabors Drilling, a subsidiary of Nabors Industries (NYSE:NBR), as a Rig Manager from 2004 to 2010. Over the six years he was employed by Nabors, Mr. Christian developed a strong reputation with drilling contractor managers and industry partners. Mr. Christian has been the President of MG Cleaners since 2010. The Company believes Mr. Christian’s operations experience, industry relationships and reputation will continue to assist us in our growth.

Geographic Operations

Our headquarters are in Houston, Texas and our facilities are strategically located including Odessa, Texas for the Permian Basin (which includes the Midland and Delaware sub-Basins), Palestine, Carthage, and Waskom, Texas for the Haynesville shale and Cotton Valley plays, Floresville and Alice, Texas addressing the Eagle Ford Shale and Austin Chalk activity. All of our products are made in Texas. Any product sold outside of our current geographic focus are handled by distribution partners and currently represents an immaterial percentage of our sales.

Competition

The markets in which we operate are highly competitive. We provide services and sell our products primarily in the southwest United States. Our competitors include many large and small transportation, logistics, and midstream /oilfield service companies. In addition, the business segments in which we compete are highly fragmented. We believe that the principal competitive factors in the markets we serve are: reputation for service and technical expertise, equipment and personnel capacity, work force competency, efficiency, safety record and price. Our branded products compete against other cleaning products, surfactants and degreasers, some of which are branded retail and some industrial. Because of our dealer status with certain equipment, we do not frequently compete for equipment sales on selected items in our geographic areas. With our service crews, we compete with the human resources that drilling rig operators and oil companies employ. These firms may have their own service personnel, in which case we may not get awarded that service job. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on safety, performance and quality of our crews, equipment and services. We seek to differentiate ourselves from our competitors by delivering the highest quality service, experienced personnel and equipment possible, coupled with execution and operating efficiency in a safe working environment. Many of our competitors have greater financial and personnel resources than we do.

Cyclical Nature of Industry

We operate in a highly cyclical industry. The key factor driving demand for our services is the level of drilling activity by E&P companies, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. Producers tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies and reduced prices, which in turn tend to reduce activity levels for oilfield services. Midstream or pipeline operating companies typically utilize service companies in their construction, build out or maintenance of their infrastructure they operate and manage. Midstream operators also have cyclical capital spending where area activity and hydrocarbon prices may have an effect on new project economics that may result in delays or elimination of project expenditures. Heavy haul logistics and transportation typically includes a material amount of oilfield production equipment as such is cyclical in nature.

For these reasons, the results of our operations may fluctuate from quarter to quarter and year to year. These fluctuations may distort comparisons of results across periods.

Dependence on One or a Few Major Customers

The Company serves several major drilling companies and independent oil & gas companies that are active in our core areas of operations.

As of December 31, 2019, three customers comprised more than 10% of our accounts receivable balance at approximately 25%, 12%, and 11%, respectively. During the twelve-month period ended December 31, 2019, 3 customers represented more than 10% of our revenues at 15%,13% and 12%, respectively, and no other customer represented more than 10% of our revenues during this period.

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

Intellectual Property

We do not have any patents on our current products and do not intend to file any patents on such products. We protect our trademarks and may from time to time file for registration of those trademarks. We have four registered trademarks granted to date, and may file for additional marks in the future.

We currently protect our trade secrets and in-house intellectual property through contractual arrangements, including confidentiality, non-competition and non-disclosure agreements with employees and third parties and will continue to use such contractual arrangements in the future to help protect our proprietary intellectual property.

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

The Company’s operations are regulated and licensed by various federal, provincial, state, local and foreign government agencies in the United States and Canada. In the United States, the Company and its drivers must comply with the safety and fitness regulations of the DOT and the agencies within the states that regulate transportation, including those regulations relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. The Company also may become subject to new or more restrictive regulations relating to fuel emissions, environmental protection, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, collective bargaining, ergonomics and other matters affecting safety, insurance and operating methods. Other agencies, such as the U.S. Environmental Protection Agency (EPA), and the U.S. Department of Homeland Security (DHS), the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE) also regulate the Company’s equipment, operations, drivers and the environment. The Company conducts operations outside of the United States, and is subject to analogous governmental safety, fitness, weight and equipment regulations and environmental protection and operating standards, as well as the Foreign Corrupt Practices Act (FCPA), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. Any investigation of any actual or alleged violations of such laws could also harm the Company’s reputation or have a material adverse impact on its business, financial condition, results of operations, cash flows and prospects.

The DOT, through the Federal Motor Carrier Safety Administration (FMCSA), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the 2011 Rule), requiring drivers to take 30-minute breaks after eight hours of consecutive driving and reducing the total number of hours a driver is permitted to work during each week from 82 to 70 hours. The 2011 Rule provided that a driver may restart calculation of the weekly time limits after taking 34 or more consecutive hours off duty, including two rest periods between 1:00 a.m. and 5:00 a.m.; these restrictions are referred to as the 2011 Restart Restrictions. These 2011 rule changes, including the 2011 Restart Restrictions, became effective on July 1, 2013. However, in December 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law on December 16, 2014. Among other things, the legislation provided relief from the 2011 Restart Restrictions, reverting requirements back to those in effect before the 2011 Rule became effective, including the more straight forward 34-hour restart period, without need for two rest periods between 1:00 a.m. and 5:00 a.m.. In December 2014, the FMCSA published a Notice of Suspension summarizing this suspension of enforcement of the 2011 Restart Restrictions.

The FMCSA has adopted a data-driven Compliance, Safety and Accountability (the CSA) program as its safety enforcement and compliance model. The CSA program holds motor carries and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. The CSA program affects drivers because their safety performance and compliance impact their safety records and, while working for a carrier, will impact their carrier’s safety record. The methodology for determining a carrier’s DOT safety rating relies upon implementation of Behavioral Analysis and Safety Improvement Categories (BASIC) applicable to the on-road safety performance of the carrier’s drivers and certain of those rating results are provided on the FMCSA’s Carrier Safety Measurement System website. As a result, certain current and potential drivers may no longer be eligible to drive for the Company, the Company’s fleet could be ranked poorly as compared to its peer firms, and the Company’s safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruiting and retention by causing high-quality drivers to seek employment (in the case of company drivers) or contracts (in the case of owner-operator drivers) with other carriers, or could cause the Company’s customers to direct their business away from the Company and to carriers with better fleet safety rankings, either of which would adversely affect the Company’s results of operations and productivity. Additionally, the Company may incur greater than expected expenses in its attempts to improve its scores as a result of such poor rankings. Those carriers and drivers identified under the CSA program as exhibiting poor BASIC scores are prioritized for interventions, such as warning letters and roadside investigations, either of which may adversely affect the Company’s results of operations. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company continually reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish positive improvement. However, the Company cannot assure you these measures will be effective.

The methodology used to determine a carrier’s safety rating could be changed by the FMCSA and, as a result, the Company’s acceptable safety rating could be impaired. In particular, the FMCSA continues to utilize the three safety fitness rating scale—“satisfactory,” “conditional,” and “unsatisfactory”—to assess the safety fitness of motor carriers and the Company currently has a “satisfactory” FMCSA rating on 100% of its fleet. However, pursuant to a 2015 federal statutory mandate, the FMCSA commissioned the National Academy of Sciences (NAS) to conduct a study and report upon the CSA program and its underlying Safety Measurement System (SMS), which is the FMCSA’s process for identifying patterns of non-compliance and issuing safety-fitness determinations for motor carriers. In June 2017, the NAS published a report on the subject providing specific recommendations and concluding, among other things, that the FMCSA should explore a more formal statistical model to replace the current SMS process. In June 2018, the FMCSA posted its response to the NAS study in a report to Congress, concluding, among other things, that it would develop and test a new model, the Item Response Theory (IRT), which would replace the SMS process currently used. The FMCSA was expected to commence small scale testing of the IRT model as early as September 2018, with full scale testing expected to occur in April 2019 and possible program roll-out expected to occur in late 2019 but the testing schedule has been delayed. The FMCSA’s June 2018 response is under audit by the DOT Inspector General to assess consistency with the NAS recommendations, and the audit findings will guide the agency’s actions and timing with respect to testing of the IRT model as a potential replacement for the SMS, in the event and to the extent that the FMCSA adopts the IRT model in replacement of the SMS or otherwise pursues rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that the Company and other motor carriers could be adversely affected, as compared to consideration of the current standards. If the Company were to receive an unsatisfactory CSA score, whether under the current SMS process, the IRT model, should it be finalized, and adopted, or as a result of some other safety-fitness determination, it could adversely affect the Company’s business as some of its existing customer contracts require a satisfactory DOT safety rating, and an unsatisfactory rating could negatively impact or restrict the Company’s operations.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. This could reduce the pool of qualified drivers, which could require the Company to increase driver compensation or owner-operator contracted rates, limit fleet growth or allow trucks to be non-productive. Consequently, it is possible that the Company may fail to meet the needs of customers or may incur increased expenses.

The FMCSA published a final rule in December 2015 mandating the use of Electronic Logging Devices (ELDs) for commercial motor vehicle drivers to measure their compliance with hours-of-service requirements by December 18, 2017. The 2015 ELD final rule generally applies to most motor carriers and drivers who are required to keep records of duty status, unless they qualify for an exception to the rule, and the rule also applies to drivers domiciled in Canada and Mexico. Under the 2015 final rule, motor carriers and drivers subject to the rule were required to use either an ELD or an automatic onboard recording device (AOBRD) compliant with existing regulations by December 18, 2017. However, the AOBRDs may only be used until December 16, 2019, provided those devices were put into use before December 18, 2017. Starting December 16, 2019, all carriers and drivers subject to the 2015 final rule must use ELDs. Commencing with the December 18, 2017 effective date, the Company and other motor carriers subject to the 2015 rule are required to use ELDs or AOBRDs in their operations.

The Company is subject to various environmental laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, and adverse impacts to the environment, including to the soil, groundwater and surface water. The Company has implemented programs designed to monitor and address identified environmental risks. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and operating results. Additionally, certain of the Company’s operating companies are Charter Partners in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. If the Company fails to comply with applicable environmental laws or regulations, the Company could be subject to costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects and the issuance of orders enjoining performance of some or all of its operations in a particular area. The occurrence of any one or more of such developments could have a material adverse effect on the Company’s business and operating results.

The Company also has vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, discharge of contaminants, environmental and natural resource damage, and unauthorized hazardous material spills, releases or disposal actions, among others. Some of the Company’s operations are at facilities where soil and groundwater contamination have occurred, and the Company or its predecessors have been responsible for remediating environmental contamination at some locations. In the past, the Company has also been responsible for the costs of cleanup of cargo and diesel fuel spills caused during its transportation operations, including as a result of traffic accidents or other events. If the Company is found to be responsible for such contamination or spills, the Company could be subject to costs and liabilities, including costs for remediation, environmental natural resource damages and penalties.

The EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, a presidential executive memorandum was signed directing the National Highway Traffic Safety Administration (NHTSA) and the EPA to develop new, stricter fuel efficiency standards for, among other vehicles, heavy-duty trucks. In 2011, the NHTSA and the EPA adopted final Phase 1 rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles. These standards apply to certain combination tractors’ model years 2014 to 2018 and require them to achieve an approximate 20 percent reduction in fuel consumption by model year 2018, which equates to approximately four gallons of fuel for every 100 miles traveled. Additionally, in October 2016, the EPA and NHTSA jointly published final Phase 2 standards for improving fuel efficiency and reducing greenhouse gas emissions from new on-road medium- and heavy-duty vehicles beginning for model year 2019 and extending through model year 2027. The Phase 2 standards build upon the Phase 1 standards, encouraging wider application of currently available technologies and the development of new and advanced cost-effective technologies through model year 2027. In addition, greenhouse gas emissions limits and fuel efficiency standards will be imposed on new trailers. The Company expects that these Phase 2 standards, if unchanged to make less stringent, will result in its incurrence of increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. Additionally, in November 2018, the EPA announced the Cleaner Trucks Initiative (CTI), pursuant to which it plans to issue a rule updating standards for nitrogen oxide emissions from highway heavy-duty trucks and engines. On January 6, 2020, the EPA issued an Advanced Notice of when the EPA may finalize the proposed rule and Proposed Rulemaking to implement the CTI program.  The Company cannot predict, however, when the EPA may finalize the proposed rule and the extent to which its operations and productivity will be adversely impacted, by these or any other new fuel or emission restrictions.

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

Property

Our principal executive office is located at 710 N. Post Oak Road, Suite 315, Houston, Texas, where we lease approximately 1,429 square feet of office space on a three-year term starting August 1, 2018, at a rate of $2,620 per month. We also have operations facilities throughout Texas.

Our Carthage facility is comprised of approximately 2,500 square feet and one acre of property that is leased for $2,500 per month on a month-to-month basis.

Our Odessa facility is comprised of approximately 6,500 square feet and 1.5 acres of property that is leased for $8,500 per month and expires on Jan 22, 2022. We may cancel the lease with 30 days’ notice to our landlord.

Our Alice facility is comprised of includes an office and warehouse of approximately 1,200 square feet and a two acre yard which is leased at $2,000 per month. The lease commenced on June 1, 2018 and automatically renews for six month terms unless cancelled by written notice.

Our Palestine facility is leased by both 5J Oilfield Services and 5J Trucking subsidiaries have each entered into leases for our Palestine, Texas location which is comprised of a ten acre yard, 3,000 square feet of offices and shop facilities at a combined cost of $6,750 per month. The five-year term lease expires on February 1, 2025 and has an option to extend the lease for an additional five years.

Our Floresville facility is comprised of we lease a ten-acre yard with an office and shop facility located in Floresville, Texas. The Floresville lease is for a term of three-years expiring on April 30, 2023 at a cost of $3,500 per month with an option to renew for an additional five years.

Our West Odessa facility is comprised of a nineteen acre yard with office and shop facilities. The West Odessa lease is for a term of five years expiring on February 1, 2025, with a five year renewal option, at a cost of $4,000 per month.

The Palestine, Floresville and West Odessa Texas leases are all leased from 5J Properties LLC, controlled by Mr. Frye, the previous owner and current President of 5J, and an affiliate of our Company.

Our North Houston logistics terminal lease in Houston, Texas comprises 3.4 acres, which includes office space at a monthly rent of $6,000 and is a month to month lease.

We lease a 3,000 square foot residential house in Odessa, Texas for employees that work shifts transferring from other geographic areas at a monthly cost of $3,200. The lease expires in February of 2021.

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

SMG Industries has litigated this matter for several months and considered a range of outcomes for this matter and determined that the Company’s best interest was to settle the matter in full for $60,000, the amount reserved by the Company as its estimated liability. The matter was settled in full in January 2020 for this reserved amount. As of December 31, 2019, the Company accrued $60,000 related to this litigation.

From time to time, we may be subject to routine litigation, claims, or disputes in the ordinary course of business. Other than the above listed matter, in the opinion of management; no other pending or known threatened claims, actions or proceedings against us, or its wholly-owned subsidiaries are expected to have a material adverse effect on our financial position, results of operations or cash flows. We cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits or investigations.

Other than as disclosed above, there are no material legal proceedings currently pending or, to our knowledge, threatened against us.

Employees

As of December 31, 2019, we had 52 employees of whom 9 were administrative, 2 were in sales and marketing and 41 were in service or operations. In addition, we may employ independent contractors from time to time. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid day rates or hourly commensurate with the job. Employees and independent contractors are required to execute agreements with us that set forth terms of engagement and contain customary confidentiality and non-competition provisions.

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

Risks Related to Our Business

The COVID-19 pandemic has significantly reduced demand for our services, and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 (coronavirus) pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, as well as for our services and products. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for our services and products. The decline in our customers’ demand for our services and products has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. These effects have included, and may continue to include, adverse revenue and cash flow effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.

The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors set forth below. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

Inadequate liquidity could materially and adversely affect our business operations.

We have significant outstanding indebtedness under our credit facilities. As of December 31, 2019, we had fully drawn the availability under our credit facility. In addition, we experienced declines in revenues in the fourth quarter of 2019 and the first quarter of 2020 compared to the prior year’s comparable quarters and have very limited cash flow. Due to this limited liquidity and decreased cash flow, we may not be able to provide our services, which could lead to continued deterioration in our financial condition. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by customer's capital expenditure and activity.  We cannot assure that our business will generate sufficient cash flows from operations, or that future capital will be available to us in an amount sufficient to fund our liquidity needs. We cannot assure you that we will be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.  Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

The Master Lease Agreement between Utica Leaseco, 5J and SMG contains certain restrictive covenants which could limit management’s ability to operate the business of 5J and is secured by all of the equipment of 5J, and is guaranteed by SMG.

In connection with SMG’s acquisition of 5J, 5J entered into a master lease agreement with Utica Leaseco, which is guaranteed by SMG. The agreement places many restrictions on 5J, among other things, its ability to incur additional indebtedness, to create liens or other encumbrances and to sell or otherwise dispose of its equipment without their prior approval. Any failure to comply with the covenants in the Utica Leaseco master lease agreement could result in an event of default, which could trigger an acceleration of the related debt. If 5J were unable to repay the debt upon any such acceleration, Utica Leaseco could seek to foreclose on the 5J assets in an effort to seek repayment under the master lease agreement. If Utica Leaseco were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected. Additionally, we have guaranteed payments under the Utica Leaseco master lease agreement.  On May 18, 2020, being effective April 27, 2020, the Company entered into its first amendment with Utica Leaseco whereby Utica agreed to lower the monthly payment made by 5J from $331,000 to $150,000 for a six month period starting April 27, 2020.  If any such guaranteed payments are not made we will be in default of the master lease agreement which could cause Utica Leasco to foreclose on the 5J equipment, which could materially adversely affect our ability to operate our business.

The line of credit facility for 5J Oilfield Services and 5J Trucking pledges all of the 5J Entities accounts receivable to Amerisource Funding Inc.

In connection with SMG’s acquisition of 5J, each of 5J Oilfield Services and 5J Trucking entered into a revolving accounts receivable assignment and term loan financing and security agreement with Amerisource Funding Inc. Pursuant to the terms of the agreement, Amerisource has been granted a first lien on all of the accounts receivable and other personal property of the 5J Entities, as well as a second lien on all other property of the 5J Entities. In the event that the 5J Entities were unable to comply with the payment terms of the Amerisource accounts receivable agreement, Amerisource could foreclose on the 5J Entities assets in an effort to seek repayment under the terms of the agreement. If Amerisource were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected. Additionally, we have guaranteed the Amerisource financing facility on behalf of our subsidiaries who are the borrowers.

The line of credit facility for MG Cleaners, Trinity and MWTS/Jake Oilfield contains restrictive covenants which limit management’s discretion to operate the businesses of certain of our wholly-owned subsidiaries and is secured by all of MG’s assets and substantially all of the assets of, Trinity, MWTS and Jake Oilfield Solutions, which is wholly-owned by MWTS.

In order to obtain the line of credit from Catalyst Financial for accounts receivable financing, certain of our wholly-owned subsidiaries agreed to certain covenants that place certain restrictions in the subsidiaries, among other things, their ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of assets.  Any failure to comply with the covenants included in the Catalyst Financial loan agreements could result in an event of default, which could trigger an acceleration of the related debt.  If our subsidiaries were unable to repay the debt upon any such acceleration, Catalyst Financial could seek to foreclose on those assets in an effort to seek repayment under the loans.  If Catalyst Financial were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected. Additionally, we have guaranteed the Catalyst Financial financing facility on behalf of our subsidiaries’ who are the borrowers.

The interest rate on a significant portion of our indebtedness varies with the market rate of interest.  An increase in the prime interest rate could have a material adverse effect on our interest expense and our results of operations.

The interest our lines of credit and term loans are payable monthly and are at rates per annum equal to the prime rate plus a range of 6% or more. The interest under our credit facilities will fluctuate over time, and if the prime rate significantly increases, our interest expense will increase.  This could have a material adverse effect on our results of operations.

We may need additional financing to further our business plans.

We may require additional funds to finance our business development projects.  We may not be successful in raising additional financing as and when needed. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected. Our ability to raise new debt or equity capital or to refinance or restructure our debt at any given time depends, among other things, on the condition of the capital markets and our financial condition at such time. Also, the terms of existing or future debt or equity instruments could further restrict our business operations. The inability to finance future growth could materially and adversely affect our business, financial condition and results of operations.

We are currently in a very difficult operating environment.

We face a very difficult operating environment in 2020 with logistics, midstream services and oilfield services as exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. We cannot assure that we will raise any such capital on terms acceptable to us, if at all. Due to our lack of capital we may be forced to curtail operations in some or all of our locations which would materially and adversely affect our revenues and operations.

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which suffered significant price volatility in 2019 and 2020, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Major declines in oil and natural gas prices in 2019 and 2020 have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of the declines in oil and natural gas prices, many exploration and production companies have and are expected to substantially reduce drilling and completions programs at times and have required service providers to make pricing concessions.

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

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for drilling services. Oil and gas prices, as well as demand for the Company’s services, also depend upon other factors that are beyond the Company’s control, including the following:

•	Supply and demand for crude oil and natural gas,
•	political pressures against crude oil and natural gas exploration and production, OPEC and Russia oil production decisions,
•	cost of exploring for, producing, and delivering oil and natural gas,
•	expectations regarding future energy prices,
•	advancements in exploration and development technology,
•	adoption or repeal of laws regulating oil and gas production in the U.S.,
•	imposition or lifting of economic sanctions against foreign companies,
•	weather conditions,
•	rate of discovery of new oil and natural gas reserves,
•	tax policy regarding the oil and gas industry,
•	development and use of alternative energy sources, and,
•	the ability of oil and gas companies to generate funds or otherwise obtain external capital for projects and production operations.

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

Our customers consist primarily of domestic United States oil and gas operators and drilling rig contractors. During fiscal year 2019, three of our customers accounted for approximately 40% of our total gross revenues, with one customer accounting for 15%, one for 13% and another accounting for 12%. No other customers exceeded 10% of revenues during 2019. During fiscal year 2018, two of our customers accounted for approximately 50% of our total gross revenues, with one customer accounting for 31% and another accounting for 19%. No other customers exceeded 10% of revenues during 2018. These customers do not have any ongoing commitment to purchase our services.  While additional customers have been sourced since December 31, 2019, significant customer concentration still exists.  The loss of or a sustained decrease in demand by these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.  In addition, should these large customers default in their obligations to pay, our results of operations and cash flows could be adversely affected.

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

Our success is largely dependent on the skills, experience and efforts of our people.  We currently depend on the continued services and performance of the key members of our management team, including Matthew Flemming, our Chief Executive Officer, and Stephen Christian, our EVP and President of MG Cleaners, Trinity Services and Momentum Water Transfer, our operating subsidiaries. In connection with our acquisition of 5J, 5J’s senior management entered into three year employment agreements with 5J, however, the loss of any such key personnel could result in a disruption to the operations of 5J. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

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

While our growth strategy includes seeking acquisitions of other service and logistics companies, we may not be successful in identifying or making any acquisitions in the future. We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

Our business strategy includes growth through the acquisitions of other businesses in the areas of logistics and transportation, midstream and pipeline services, as well as oilfield drilling, completions or production business segments.  We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified.  There is always the possibility that even if there is success in integrating our current or future acquisitions into the existing operations, we may not derive the benefits, such as administrative or operational synergy or earnings obtained, that were expected from such acquisitions, which may result in the commitment of capital resources without the expected returns on the capital.  The competition for acquisition opportunities may increase which in turn would increase our cost of making further acquisitions or causing us to curb our activities of making additional acquisitions.

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

Indemnification of officers and directors may result in unanticipated expenses.

The Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation and bylaws, and indemnification agreements between the Company and certain individuals provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with us or activities on our behalf. We also will bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay them if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup and could direct funds away from our business and products (if any).

Our operations are subject to cyber-attacks that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Risks Related to Our Securities

There is a limited trading market for our shares.  You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC QB Venture Market (herein “OTC Market”), an inter-dealer automated quotation system for equity securities.  During the thirty days preceding filing of this report, the average daily trading volume of our common stock was approximately 1,000 shares traded per day, on average, and currently is thinly traded.  As of May 29, 2020, we had 86 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Our Officers, Directors and ten percent or greater shareholders collectively own a substantial portion of our outstanding common stock and preferred stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our Officers, Directors and ten percent or greater shareholders are collectively the beneficial owners of approximately 64.6% of the  outstanding shares of our common stock as of the date of this report.  As long as our Officers, Directors and ten percent or greater shareholders collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our Officers, Directors and ten percent or greater shareholders.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our Officers, Directors and ten percent or greater shareholders have significant influence over our company, the price of our common stock could be materially depressed.  The Officers, Directors and ten percent or greater shareholders will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of Directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 25,000,000 shares of common stock and up to 1,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Currently, the Company has issued 2,000 shares of Series A convertible preferred stock in connection with the Trinity Services acquisition in June 2019 and 6,000 shares of Series B convertible preferred stock in connection the acquisition of 5J Trucking and 5J Oilfield Services. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 1,000,000 shares of preferred stock, 8,000 of which have been issued to date as Series A and Series B Preferred Stock.  Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Our stock price is volatile.

The trading price of our common stock has been and continues to be subject to fluctuations.  The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors.  Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business,
•	relatively low price per share,
•	relatively low public float,
•	variations in quarterly operating results, changes in our cash flow from operations or earnings estimates,
•	general market trends and economic conditions in the industries in which we do business,
•	Domestic and international economic, legal and regulatory factors unrelated to our performance, the number of holders of our common stock, and,
•	the interest of securities dealers in maintaining a market for our common stock.

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

OTC Marketplace securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC Market reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed.  Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Markets.

Orders for OTC Market securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets.  Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not be able to sell its shares of our common stock at the optimum trading prices.

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

Our principal executive office is located at 710 N. Post Oak Road, Suite 315, Houston, Texas, where we lease approximately 1,429 square feet of office space on a three year term starting August 1, 2018, at a rate of $2,620 per month. We also have facilities throughout Texas. Our Carthage facility is comprised of approximately 2,500 square feet and one acre of property that is leased for $2,500 per month. The Carthage facility is on a month to month basis and is used for our operations throughout East Texas. On January 22, 2018, we entered into a two year lease for a 6,500 square foot building on approximately 1.5 acres in Odessa, Texas providing for three lease term extensions totaling six additional years. The initial rent is $6,500 per month and increased to $8,500 per month at the seventh month of the lease. After the first year anniversary, we may cancel the lease with 30 days’ notice to our landlord. Lease extensions are at our discretion and require rent increases. Our Alice facility includes an office and warehouse of approximately 1,200 square feet and a one acre yard which is leased at $2,000 per month. The lease is for six months, commencing on June 1, 2018 and automatically renews for six month terms unless cancelled by written notice. Our 5J Oilfield Services and 5J Trucking subsidiaries both have each entered into leases for our Palestine, Texas location. The term of the lease is for five years, expiring on February 1, 2025. The aggregate lease amount is for $6,750 per month, with an option to extend the lease for an additional five years. We lease a ten-acre facility located in Floresville, Texas. The Floresville lease is for a term of three-years expiring on April 30, 2023 at a cost of $3,500 per month. We lease a nineteen acre facility in West Odessa, Texas. The West Odessa lease is for a term of five years expiring on February 1, 2025 at a cost of $4,000 per month. The Palestine, Floresville and West Odessa leases are all leased from 5J Properties LLC, controlled by Mr. Frye the previous owner of 5J and an affiliate of our company. Our logistics terminal lease in Houston, Texas comprises 3.4 acres at a monthly rent of $6,000 and is a month to month lease.

Currently, we believe that our facilities are adequate for our present and future needs.

Item 3.	Legal Proceedings

In May 2018, MG Cleaners LLC, a wholly owned subsidiary of SMG Industries, Inc. was sued in the US District Court for the Western District of Texas, Houston Division, Civil action no. 4:18-cv-00016; Christopher Hunsley et. al. vs MG Cleaners LLC. Six former employees of MG Cleaners, the Plaintiffs, filed claims under the Fair Labor Standards Act (FLSA) asserting amongst other things unpaid overtime wages. The Company adamantly denies these claims. We have litigated this matter for several months and considered a range of outcomes for this matter and determined that management’s best estimated amount to settle this matter is for the $60,000 accrued on our liabilities in the fiscal year 2019. On January 30, 2020, this matter was settled.

Litigation

From time to time, we may be subject to routine litigation, claims, or disputes in the ordinary course of business. Other than the above listed matter, in the opinion of management; no other pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. We cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits or investigations.

Other than as disclosed above, there are no material legal proceedings currently pending or, to our knowledge, threatened against us.

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

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
March 31, 2019	$0.64	$0.30
June 30, 2019	$0.45	$0.30
September 30, 2019	$0.45	$0.13
December 31, 2019	$0.25	$0.12

March 31, 2018	$0.90	$0.43
June 30, 2018	$0.90	$0.35
September 30, 2018	$0.80	$0.36
December 31, 2018	$0.70	$0.20

As of May 28, 2020, the closing sales price of our common stock on the OTCQB was $0.11. As of May 28, 2020, there were approximately 86 stockholders of record of our common stock.

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

Overview

We are a growth-oriented company focused in logistics, midstream & oilfield services market segments in the Southwest United States.  Our primary business objective is to grow our operations and create value for our stockholder’s through organic growth and strategic acquisitions. We have a ‘buy & build’ growth strategy of consolidating middle market companies and generating organic growth post-acquisition when possible from removing business constraints with strategic cross-selling of products and services across market segments benefiting us with higher utilization and customers with more efficient costs.

Our wholly-owned operating subsidiaries that offer this range of products and services are:

•	5J Trucking LLC
•	5J Oilfield Services LLC
•	Trinity Services LLC
•	MG Cleaners LLC, and,
•	Momentum Water Transfer Services LLC.

These operating subsidiaries provide a range of logistics, midstream and oilfield services such as:

•	Logistics and heavy haul of production equipment and infrastructure components such as bridge beams, cement and heavy equipment,
•	Transportation of midstream compressors,
•	Cranes used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components,
•	Drilling rig move and relocation for drilling contractors and oil and gas operators,
•	Construction equipment including excavators, tractors and back hoes used to build large cement reinforced dirt locations of oil and gas drilling pads (multi-well pads), creating and covering reserve pits and lease roads for operators and service companies,
•	Products sales of degreasers, surfactants and detergents used in industrial and oilfield applications.
•	Services crews that perform mechanic repair and maintenance,
•	Product sales of cleaning equipment used in industrial and oilfield customers, and
•	Frac water management services and oil tool rentals to directional drilling customers.

We are headquartered in Houston, Texas with facilities in Odessa, Floresville, Alice, Palestine, Carthage, and Waskom, Texas. Our web sites are www.SMGIndustries.com,  www.5Joilfield.net, www.5JTrucking.net, www.ts-oilfield.com, www.MGCleanersllc.com and www.MomentumWTS.com.

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

On June 27, 2019, we acquired one hundred percent of the issued and outstanding membership interests (“Trinity Membership Interests”) of Trinity Services LLC, a Louisiana limited liability company (“Trinity”) pursuant to which Trinity became our wholly-owned subsidiary (the “Trinity Acquisition”). In connection with the Trinity Acquisition, we issued 2,000 shares of our Series A Convertible Preferred Stock, with a stated value of $1,000 per share, to the sole member of Trinity. The Series A Convertible Preferred Stock is convertible at a price of $0.50 per share and is convertible into an aggregate of 4,000,000 shares of the Company’s common stock.

On February 27, 2020, we acquired one hundred percent of the membership interests of each of 5J Oilfield Services LLC (“5J Oilfield”) and 5J Trucking LLC (“5J Trucking”), each a Texas limited liability company. The aggregate purchase price of 5J was $27.3 million, consisting of a combination of cash, notes, Series B Convertible Preferred Stock and the assumption and refinance of debt.

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

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Sales for the year ended December 31, 2019 increased to $6,474,268, or approximately 46.4%, from $4,422,346 for the year ended December 31, 2018. The increase in revenue during the year ended 2019 is primarily attributable to increased customer activity provided by increased capital budgets of our oil and gas customers as well as increasing domestic drilling rig count early in 2019 compared to 2018. Additionally, in June 2019, we acquired Trinity Services which is an operating company with ongoing revenues contributing to the second half of 2019 results not present in the 2018 period.

During the year ended December 31, 2019, cost of sales increased to $5,531,699, or approximately 85.4% of sales, an increase of $2,762,324, compared to $2,769,375, or 62.6% of sales, for the comparable 2018 period. The increase in cost of sales as a percentage of sales in 2019 was primarily attributable to increases in materials and supplies costs associated in part with Trinity Services’ well pad construction business acquired in June 2019, higher depreciation expense, increased equipment rental expense, higher direct labor costs from our Momentum frac water and Trinity operations , which were not present in the 2018 period. Repairs and maintenance costs also increased in 2019 compared to the 2018 period.

Selling, general and administrative expenses for the year ended December 31, 2019 increased to $3,210,475, or approximately 49.6% of revenues, an increase of $775,656 from $2,434,819 or 55% of revenues for the year ended December 31, 2018. This increase in selling, general and administrative expenses in 2019 over the prior year was due to increased lease operating expense, not present in the 2018 period, higher wages and $121,000 of bad debt expense. Several one-time expenses also occurred in 2019 in connection with the legal and professional fees associated with the Trinity Services acquisition in June 2019 and professional fees working on other potential acquisition targets, A reserve of $60,000 was accrued in 2019 in connection with a wage claim settlement not present in 2018 period that was settled in January 2020. Non cash stock option and stock award expense was $246,100.

Stock based compensation expense was $246,099 in 2019 compared to $81,657 for the same period in 2018. The increase was attributable to an increase in payment for services with our common stock.

The impairment expense in 2019 was $577,766 compared to $0 in 2018. The increase in 2019 was related to the impairment of goodwill to zero and partial impairment of Crown tools.

The bad debt expense in 2019 was $121,081, as compared to a bad debt expense of $22,907 in 2018 resulting from uncollectable accounts receivables from certain customers.

The acquisition costs in 2019 were $70,945 compared to $58,905 in 2018. The increase in 2019 resulted from the Company’s acquisition of Trinity Services in June 2019.

The loss on settlement of liabilities in 2019 of $82,843 resulted from the settlement of two notes payable during the year ended December 31, 2019, compared to a gain on settlement of accrued liability in 2018 of $9,151 resulted from the settlement of a liability from a vendor during the year ended December 31, 2018.

Interest expense, net, increased to $485,690 during the year ended December 31, 2019 from $310,030 during the year ended December 31, 2018.

The net loss for the year ended December 31, 2019 was $3,984,356 as compared to a net loss of $1,143,378 for the year ended December 31, 2018. Our increase in net loss in 2019 was primarily attributable to higher cost of sales and general and administrative expenses, transaction costs of the Trinity Services acquisition, increased public company expenses, higher professional fees, higher wages from an increase in employees, and higher interest expense. We plan to address our net loss and future operating results with a goal to achieve positive cash flow from operations by increasing sales organically or through acquisitions, covering more fixed costs within cost of sales, improving gross margins with better sales mix adding more higher margin service revenues, and reducing general and administrative costs including professional fees.

Liquidity and Capital Resources

As of December 31, 2019, our total assets were $6,431,384 comprised of $30,354 in cash, $1,172,697 in trade receivables, $71,185 in cost in excess of billings, $129,959 in inventory, $300,067 in prepaid expenses and $4,309,913 in net, property and equipment. This is an increase in total assets of $2,904,937 over December 31, 2018. Our working capital as of December 31, 2019 was a negative $4,062,760, compared to a negative working capital of $1,421,715 as of December 31, 2018.

During the year ended December 31, 2019, we had cash used in operating activities of $281,097 compared to $384,377 of cash used in operating activities for the year ended December 31, 2018. Our net cash used in operating activities for the year ended December 31, 2019 resulted primarily from our net loss, our reduction in accounts receivable of $565,833, impairment expense of $577,766, depreciation and amortization of $485,224, stock based compensation of $246,099 and $516,956 of amortization of deferred financing costs, which amounts were partially offset by changes in right of use operating lease liabilities of $162,527 and deferred revenue of $3,498.

During the year ended December 31, 2019, we used $548,399 of cash in investing activities of which $500,000 was used for the cash paid for the acquisition of Trinity Services and cash paid for the purchase of property and equipment of $48,399. By comparison, we used $402,564 of cash in investing activities of which $300,000 was used for the acquisition of Momentum Water Transfer and cash used for the purchase of property and equipment of $116,564, offset partially by cash received from the sale of assets of $14,000 in the year ended December 31, 2018.

We had net cash provided in financing activities of $858,242 in the year ended December 31, 2019 as compared to $702,979 of net cash provided by financing activities for year ended December 31, 2018. Our net cash provided by financing activities for the year ended December 31, 2019, resulted primarily from proceeds from notes payable of $1,180,000, proceeds from sale of common stock of $359,000, proceeds from a secured line of credit of $207,929 and proceeds from notes payable related party of $97,016. This net cash provided by financing activities was partially offset by payments on notes payable of $760,159, payments on notes payable related party of $188,036 and payments on MG Cleaners acquisition note related party of $21,000.

Our net cash and cash equivalents increased for the year ended December 31, 2019 by $28,746 as compared to a net decrease of $83,962 in the year ended December 31, 2018.

Our cash flows from operations are primarily funded through our accounts receivable line of credit facility, notes and loans, stock sales, issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize lines of credit, borrowings and stock sales to sufficiently sustain our current level of operations for the next 12 months. At present, we believe the industry is or will enter a down-cycle given current commodity prices and the global COVID 19 pandemic that is prevalent in the markets we operate. We likely will require additional capital to maintain or expand operations. Additionally, we believe any material acquisition of another operating company would require additional outside capital consisting of debt or equity. Failure to secure additional funds could significantly hamper our ongoing operations particularly if a down cycle in our industry continues further. As the business cycle improves, and the pandemic dissipates in the markets we serve, we plan to improve our cash flows provided in operating activities by focusing on increasing sales by increasing utilization of the assets we have acquired and offering higher value services that receive higher gross margins. However, there can be no assurances given of industry improvement, pandemic relief or improved cash flows of our business.

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

Pursuant to the terms of the financing facility, MG is not allowed to incur additional indebtedness, to create liens or other encumbrances, or to sell or otherwise dispose of MG’s assets, without the prior written consent of Crestmark. The Crestmark facility does not restrict the Company’s ability to finance its operations through the sale of its equity securities. In June 2019, the Crestmark facility was replaced by a credit facility with a new lender.

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

On October 15, 2010, the former managing member of MG Cleaners, Stephen Christian, purchased MG Cleaners from the previous membership interest owners (“Original MG Sellers”). In connection with that transaction, a $450,000 seller note was issued to the sellers. The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by MG, which property is no longer occupied. The balance of this note at December 31, 2018 was $180,552. On September 19, 2017, Stephen Christian and the Original MG Sellers amended the note, whereby the membership interests of MG Cleaners LLC were removed as security for the loan. Additionally, on September 19, 2017, the Company entered into a guaranty agreement with the Original MG Sellers with respect to the repayment of the note. This note does not restrict the Company’s ability to incur any additional indebtedness, or the sale of its equity securities, in connection with financing its operations. On October 11, 2019, the Original MG Sellers agreed to retire the note for a lump sum payment of $30,000 and the issuance of 400,000 shares of the Company’s restricted common stock.

On December 18, 2017 MG received $195,000 in return for an assignment and transfer to finance company of a specified percentage of the proceeds of each future sale made by MG, collectively “Future Receipts” until MG has received the purchased amount of $278,000. Pursuant to the terms of the finance agreement, MG cannot sell any portion of its future sales that have previously been sold to the finance company, however, it does not restrict the Company’s ability to incur any additional debt, or sell its equity securities, in connection with financing its operations. The final payment to the finance company was made in October 2018, at which point the finance agreement terminated by its terms.

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

During the year ended December 31, 2019, we sold an aggregate of 1,436,000 shares of restricted common stock to accredited investors for aggregate cash proceeds of $359,000.

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

Contract Liabilities

The Company may at times receive payment at the time a customer places an order. Amounts received for undelivered product or services not yet provided are considered a contract liability and are recorded as deferred revenue. As of December 31, 2019 and 2018, the Company had deferred revenue of $36,379 and $39,877, respectively, related to unsatisfied performance obligations.

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	December 31, 2019	December 31, 2018
Service revenue	$3,947,518	$1,794,151
Product revenue	2,526,750	2,628,285
Total revenue	$6,474,268	$4,422,436

Concentrations

The Company sells direct to drilling rig operators, oilfield service companies, Oil and Gas operating companies, distributors and suppliers and performs ongoing credit evaluations of trade receivables due from customers. Generally, the Company does not require collateral for terms. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 45-60 days after an invoice date, unless special payment terms are provided. Based on this analysis, the Company recorded an allowance for doubtful accounts of $254,483 and $25,000 at December 31, 2019 and 2018, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. During fiscal year 2019, three of our customers accounted for approximately 40% of our total gross revenues, with three customer accounting for 15%, another for 13% and another accounting for 12%. No other customers exceeded 10% of revenues during 2019. During fiscal year 2018, two of our customers accounted for approximately 50% of our total gross revenues, with one customer accounting for 31% and another accounting for 19%. No other customers exceeded 10% of revenues during 2018. Three customers accounted for approximately 48% of accounts receivable at December 31, 2019, and three customers accounted for 51% of accounts receivable at December 31, 2018. No other customers exceeded 10% of accounts receivable as of December 31, 2019 and 2018. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

No vendors accounted for more than 10% of accounts payable at December 31, 2019, and no vendors accounted for more than 10% of accounts payable at December 31, 2018. No other vendors exceeded 10% of accounts payable at December 31, 2019 and 2018.

The Company maintains demand deposits with commercial banks. At times, certain balances held within these accounts may not be fully guaranteed or insured by the U.S. federal government. The uninsured portion of cash are backed solely by the assets of the underlying institution. As such, the failure of an underlying institution could result in financial loss to the Company.

Inventories

Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or market, using the first in, first out method to determine the cost. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower, which resulted in no impairment recognized in 2019 and 2018.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $12,437 and $9,278 for the years ended December 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

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

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at December 31, 2019, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. The lack of separation of duties between the Chief Executive Officer and the Interim Chief Financial Officer, being the same person, along with the lack of personnel between processes provided two material weaknesses in the effectiveness of our controls.

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

Name	Age	Position
Matthew C. Flemming	51	Chief Executive Officer, Interim Chief Financial Officer and Chairman
Stephen Christian	38	Executive Vice President and Secretary
Steven E. Paulson	55	Director
Michael A. Gilbert II	45	Director
R. Michael Villarreal	49	Director

Mr. Flemming has served as our Chief Executive Officer and Chairman of the Board of Directors since the completion of our acquisition of MG on September 19, 2017, and since March 19, 2018 has served as our interim Chief Financial Officer. Prior thereto, Mr. Flemming was the Chief Executive Officer of MG Cleaners since June 2017. Previous to that, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. HII Technologies was a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. During his tenure at HII, the Company acquired three frac water management companies and started up two other operating subsidiaries driving monthly revenues from nil in August 2012 building to $4.2 million per month by December 2014. In 2015, HII experienced significantly reduced customer activity and oil & gas pricing levels creating an industry down-turn pressuring its covenants with its debt with its senior lenders. In July 2015, HII’s senior lender declared HII in default of its senior credit facility and as a result the lender did not continue to release funds pursuant to the terms of the credit facility. As a result, HII was unable to continue to fund its operations or satisfy its reporting obligations with the SEC subsequent to its March 31, 2015 Form 10-Q filing. On September 18, 2015, HII Technologies filed voluntary petitions for reorganization under Chapter 11 of Title 111 of the U.S. Code in the United States Bankruptcy Court for the Southern District of Texas Victorian Division. On April 15, 2016, Mr. Flemming resigned as an officer and director of HII and the bankruptcy court entered an order confirming HII Technologies’ Plan of Reorganization. This plan became effective on May 20, 2016. On July 13, 2016, HII’s registration was revoked by the Securities and Exchange Commission (“SEC”) pursuant to Section 12(j) of the Securities Exchange Act of 1934. The revocation of HII’s registration was the result of proceedings instituted by the SEC, which HII accepted and consented to without admitting or denying the findings of the SEC. The SEC’s findings included that HII filed a Chapter 11 petition with the Bankruptcy court and that HII failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13.

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

Mr. Christian has served as Executive Vice President and Secretary of the Company since April 27, 2018. Mr. Christian has served as President of MG Cleaners, LLC, our wholly-owned subsidiary, since October 2010. Prior to MG, Mr. Christian was employed by the largest drilling rig operator in the United States, known as Nabors Drilling, a subsidiary of Nabors Industries (NYSE:NBR), from 2004 to 2010, in various positions rising to Rig Manager. Mr. Christian has significant operational experience and customer relationships in the drilling market segment and oilfield industry. Mr. Christian was educated at Oklahoma Christian University.

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

Mr. Gilbert has served as a Director of the Company since the completion of our acquisition of MG. Mr. Gilbert is the co-founder and has been the Managing Partner of Sable Power and Gas LLC (“Sable”), an energy management services and advisory company since 2008. Prior to co-founding Sable, Mr. Gilbert was Senior Director of Gexa Energy, a retail electricity provider for residential and commercial customers from 2006 to 2008. From 2001 to 2006, Mr. Gilbert served several roles in energy trading and asset management at Citibank, Citigroup Energy and Reliant Energy. Mr. Gilbert’s experience includes energy management strategy, energy trading, risk management, data management, wholesale origination and structuring power and gas contracts for firm clients. Mr.Gilbert holds a Bachelor of Science degree from Texas A&M University.

Mr. Villarreal has served as a Director of the Company since July 2019. Mr. Villarreal is the Founder and President of Flite Banking Centers, LLC since its inception in 2009. Flite is a leading provider of specialty real estate for the deployment of off-premise ATMs for financial institutions. Flite is an authorized NCR Solutions provider for intelligent ATM equipment and software. Mr. Villarreal is responsible for the implementation and execution of Flite’s business strategies, strategic partnerships, capital fund raising and oversees Flite’s growth initiatives. Mr. Villarreal has negotiated long-term strategic real estate contracts with Walmart Inc, Albertsons Companies, Starbucks, Inc., Brixmor Properties Group, Weingarten Realty and many other commercial retail landowners. As president of Flite, Mr. Villarreal has established strategic relationships and long-term contracts with several U.S. and International Financial Institutions, including JPMorgan Chase, Wells Fargo, Bank of America, BBVA, M&T Bank, PNC Bank, Regions Bank, and USAA Federal Savings Bank. Prior to establishing Flite, from March 2008 to March 2009, Mr. Villarreal was the Co-founder and Managing Partner of V.V. Swartz and Co., where he was responsible for the origination and execution of strategic advisory services, including mergers and acquisitions and private capital placements for micro-cap and small-cap energy companies. From May 2006 to February 2008, Mr. Villarreal was a Senior Vice President with Morgan Keegan’s energy investment banking group, where his duties involved origination and execution of public market capital transactions, M&A advisory, private capital placements, and strategic advisory services. From June 2005 to June 2006, Mr. Villarreal was a Managing Director with DRG&L where he co-led the firm’s Energy Capital Markets Advisory practices. Mr. Villarreal has over 14 years’ experience as a senior equity research analyst covering oilfield service companies and independent producers. He has held senior level positions with Morgan Keegan, CIBC World Markets, Dillon Read & Company and Jefferies & Co. Mr. Villarreal received his B.B.A. in Finance from the University of Houston.

Director Independence and Qualifications

The Board of Directors has determined that each of Messrs. Paulson, Gilbert and Villarreal qualifies as an “independent director.” Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship with the Company that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be independent if:

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

On September 18, 2015, HII Technologies, Inc., and each of its wholly-owned subsidiaries, Apache Energy Services, LLC, Aqua Handling of Texas, LLC, Hamilton Investment Group, Inc. and Sage Power Solutions, Inc. (collectively, the “Debtors’) filed voluntary petitions for reorganization under Chapter 11 of Title 111 of the U.S. Code in the United States Bankruptcy Court for the Southern District of Texas Victoria Division. On April 15, 2016, the bankruptcy court entered an order confirming the Debtors’ Plan of Reorganization and the plan became effective on May 20, 2016. Mr. Flemming, who is currently an officer and member of our Board of Directors, was an officer and director of each of the Debtors during that period.

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

Director Independence

Our Board has reviewed the materiality of any relationship that each of our Directors has with us, either directly or indirectly. Based on this review, the Board has determined that Messrs. Gilbert, Paulson and Villarreal are “independent directors” under the NASDAQ independence standards.

Board Committees

Our Board currently has three standing committees: Audit Committee, Nominating and Governance Committee, and a Compensation Committee, each of which is described below. All standing committees operate under charters that have been approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee can be found on our Internet site www.SMGIndustries.com

Audit Committee.  Our Audit Committee is composed of Mr. Villarreal, Mr. Gilbert and Mr. Paulson. All members of our Audit Committee are independent as defined in the NASDAQ rules. In addition, the Board of Directors has determined that Mr. Villarreal satisfies the SEC’s criteria for an “audit committee financial expert. Our Audit Committee oversees our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed periodically) and performs several functions.

The Audit Committee’s primary functions are:

•	assist the monitoring the integrity of our financial statements,
•	appoint and retain the independent registered public accounting firm to conduct the annual audit and quarterly reviews of our financial statements and review the firm’s independence,
•	review the proposed scope and results of the audit and discuss required communications in connection with the audit,
•	review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered,
•	review accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff,
•	meet regularly with the independent registered public accounting firm without management present,
•	recognize and prevent prohibited non-audit services,
•	establish procedures for complaints received by us regarding accounting matters,
•	review, pass on the fairness of, and approve “related-party transactions” as required by and in conformance with the rules and regulations of the SEC,
•	establish procedures for the identification of management of potential conflicts of interest, and review and approve any transactions where such potential conflicts have been identified, and,
•	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee.  Our Compensation Committee is composed of Mr. Gilbert, Mr. Villarreal and Mr. Paulson as Chairman of the committee. The Compensation Committee reviews its charter periodically. Our Compensation Committee’s primary functions are:

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

Decisions regarding executive compensation are ultimately determined by the Board upon recommendations of the Compensation Committee, which reviews a number of factors in its decisions, including market information about the compensation of executive officers at similar-sized companies within our industry and geographic region, and recommendations from our Chief Executive Officer. The Compensation Committee may consult external compensation consultants to assist with the recommendation of executive compensation. The Compensation Committee did not utilize the services of an external compensation consultant in 2019.

Non-executive director compensation is determined by the entire Board after review and approval by the Compensation Committee.

Nominating and Governance Committee.  Our Nominating and Governance Committee is composed of Mr. Villarreal, Mr. Paulson and Mr. Gilbert as Chairman of the committee. The Nominating and Governance Committee has a charter, which is reviewed periodically.

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

The Nominating and Governance Committee recommends to the Board candidates for nomination to the Board. When considering individuals to recommend for nomination as Directors, our Nominating and Governance Committee seeks persons who possess the following characteristics: integrity, education, commitment to the Board, business judgment, relevant business experience, diversity, reputation, and high-performance standards. While the Board values a diversity of viewpoints and backgrounds, it does not have a formal policy regarding the consideration of diversity in identifying director nominees. The Nominating and Governance Committee may engage the services of third-party search firms to assist in identifying and assessing the qualifications of Director candidates.

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

On September 20, 2017, MG Cleaners, our wholly-owned subsidiary, entered into an employment agreement with Stephen Christian, our Executive Vice President and Secretary and the President of MG Cleaners. Pursuant to the terms of the agreement, Mr. Christian is currently paid an annual salary of $170,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years. In addition to Mr. Christian’s base salary, Mr. Christian is entitled to bonuses at the discretion of our Compensation Committee of the Board of Directors.

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2019, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On January 11, 2019, the Company borrowed $100,000 from Aeneas, LC, of which Mr. George Gilman is the sole Trustee, pursuant to a 10% Secured Promissory Note.

On April 8, 2019, the $100,000 Secured Promissory Note from Aeneas, LC was converted into 511,370 shares of our common stock which included $2,274 of accrued interest in the conversion amount.

On May 1, 2019, the Company borrowed $100,000 from Mary Payne Family Trust, Mr. George Gilman Trustee, pursuant to a 12% interest rate Promissory Note that matured July 1, 2019. In connection with this note, we issued a warrant for the purchase of up to 100,000 shares, having a $0.30 exercise price and a five year term.

On June 17, 2019, the Company entered into a First Amendment to Mary Payne Family Trust 12% Promissory Note extending the maturity to September 30, 2019 and issued a warrant for the purchase of up to 150,000 shares, having a ten year term and a $0.30 fixed exercise price.

On June 17, 2019 the Company borrowed $80,000 from George Gilman pursuant to a Promissory Note with a 12% interest rate that matures on September 30, 2019. In connection with this note, we issued a warrant for the purchase of up to 120,000 shares, having a ten year term and a fixed exercise price of $0.30 per share.

On October 1, 2019, the Company entered into a First Amendment for the George Gilman $80,000 Promissory Note extending the maturity to March 30, 2020. In connection with this note, we issued a warrant for the purchase of up to 100,000 shares, having a ten year term and a fixed exercise price of $0.15 per share.

On October 1, 2019, the Company entered into a Second Amendment to the $100,000 Promissory Note for Mary Payne Family Trust, George Gilman, Trustee that extended the maturity to March 30, 2020. In connection with this note, we issued a warrant for the purchase of up to 120,000 shares, having a ten year term and a fixed exercise price of $0.15 per share.

On December 12, 2019, the Company borrowed $50,000 from Mary Payne Trust, George Gilman Trustee, pursuant to a 12% Promissory Note that has a term payment schedule. In connection with this note, the Company issued a warrant for the purchase of up to 75,000 shares, with a $0.15 fixed exercise price and a ten year term.

On October 1, 2019, the Company entered into a Second Amendment with the Leo B. Womack Family Trust, Leo Womack Trustee, pursuant to a 10% interest rate Promissory Note to capitalize all accrued interest of $5,590 to be included as a new principle balance of $45,590 with a new maturity date of June 30, 2020. In connection with this amendment, we issued a warrant for the purchase of up to 40,000 shares, having an exercise price of $0.15 and a 10 year term.

On March 6, 2020, the Company entered into a First Amendment with Leo Womack, pursuant to a 10% Promissory Note in the principal amount of $100,000 to extend the maturity date to June 30, 2020. In connection with this amendment, we issued a warrant for the purchase of up to 166,667 shares, having an exercise price of $0.20 and a 10 year term.

On February 27, 2020, Apex Steven. Madden invested $500,000 into the Company’s convertible note “Stretch Note” offering that closed in connection with the February 27, 2020 acquisition of 5J Trucking LLC and 5J Oilfield Services LLC (together “5J”). His investment was funded with $250,000 in cash and the conversion of a previous note held by Mr. Madden originally issued September 2018 of $250,000. The new convertible Stretch Note pays 10% interest quarterly and principal and any interest is due at maturity in February 2023. The Stretch Note is convertible into our common stock at a fixed exercise price of $0.25 per share anytime while the note is outstanding at the description of the note holder.

James Frye, who currently serves as President of our 5J subsidiary, and owns our $6 million Series B Convertible Preferred Stock, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the 5J Entities. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250.

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

Director Independence

Our Board of Directors has determined that Messrs. Paulson, Gilbert and Villarreal are “independent” as defined under the standards set forth in Rule 5605 of the NASDAQ Stock Market Rules.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions.”

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

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2019 and 2018 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2019 and 2018 (collectively, the “named executive officers”):

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Matthew Flemming	2019	180,000	12,500	-	-	-	-	-	180,000
Chief Executive Officer	2018	180,000	15,000	-	-	-	-	-	180,000

Stephen Christian	2019	155 ,000	12 ,500	-	-	-	-	-	120,000
Executive Vice President and Secretary and President of MG Cleaners	2018	120,000	15,000	-	-	-	-	-	120,000

Vanessa Pittman Controller	2019	80,000							80,000

(1)	Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. All options vest at the date of grant and are exercisable at the market value at the date of grant. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included herein.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board.

Director Compensation

Director Compensation Table

During the year ended December 31, 2019, each of our non-executive independent directors received 100,000 options to purchase shares of our common stock for their Board service.

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

Outstanding Equity Awards at 2019 Year End

There are no outstanding unexercised options, unvested stock and equity incentive plan awards held by any of our executive officers as of December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 20, 2020, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially five percent (5%) or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of May 29, 2020, there were 17,380,108 shares of our common stock issued and outstanding. Except as otherwise listed below, the address of each person is 710 N. Post Oak Road, Suite 315, Houston Texas 77024.

Name	Amount of Beneficial Ownership of Common Stock (1)	Percent of Common Stock
Leo Womack (5)	1,173,334	6.6%
George Gilman (6)	2,559,704	13.9%
Newton Dorsett (7)	4,000,000	18.7%
James E. Frye, Jr. (8)	4,800,000	21.6%
Amerisource Leasing Corporation (9)	1,375,000	7.5%
Apex Heritage Investments, LLC (10)	2,750,000	14.2%
Chiron Financial LLC (11)	1,925,000	10.3%
Exit Partners LLC (12)	1,100,000	6.1%
Grey Fox Investments LP (13)	1,375,000	7.5%

Directors and Executive Officers:
Matthew Flemming (2)	1,600,000	8.7%
Stephen Christian (3)	2,158,276	11.9%
Steven Paulson (4)	200,000	1.1%
Michael A. Gilbert II (4)	200,000	1.1%
R. Michael Villarreal (4)	100,000	*
All Directors and Executive Officers as a group (5 persons) (1)-(4)	4,258,276	21.9%

  *less than one percent

(1)	Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.
(2)	Flemming Family Trust, an irrevocable trust, is the owner of the shares. Rolf O. Flemming, Father to Matthew Flemming, is the Grantor of the trust and Matthew Flemming is the Trustee. His immediate relatives are the beneficiaries. Includes 1,000,000 shares of common stock issuable upon the exercise of options held by Mr. Flemming.
(3)	Includes 750,000 shares of common stock issuable upon exercise of options held by Mr. Christian.
(4)	Includes 100,000 shares of common stock issuable upon exercise of options.
(5)	Includes: (i) 760,000 shares of common stock held by Ramsey Financial Fund One, LLC, of which Leo Womack is the managing member; (ii) 15,000 shares of common stock held by the Leo B. Womack Family Trust, of which Mr. Womack is the Trustee and has sole voting and investment control over the shares, and (iii) 398,334 shares of common stock issuable upon the exercise of options held by Mr. Womack.
(6)	Includes: (i) 550,000 shares of common stock held by Aeneas, LC, of which Mr. Gilman is the manager and has sole voting and investment control over the shares, (ii) 500,000 shares of common stock held by The Mary Payne Family Trust, of which Mr. Gilman is the Trustee and has sole voting and investment control over the shares, (iii) 195,000 shares of common stock issuable upon the exercise of options held by The Mary Payne Trust, and (iv) 803,334 shares of common stock issuable upon the exercise of options held by Mr. Gilman.
(7)	Includes 4,000,000 shares of common stock issuable upon the conversion of 2,000 shares of Series A Convertible Preferred Stock held by Mr. Dorsett.

(8)	Includes 4,800,000 shares of common stock issuable upon the conversion of 6,000 shares of Series B Convertible Preferred Stock held by Mr. Frye.
(9)	Includes 1,000,000 shares of common stock issuable upon the conversion of a promissory note held by Amerisource Leasing Corporation, of which Mr. D. Michael Monk has sole or shared voting and investment control over the shares. The business address of Amerisource Leasing Corporation is 7225 Langtry Street, Houston, Texas 77040.
(10)	Includes 2,000,000 shares of common stock issuable upon the conversion of a promissory note held by Apex Heritage Investments, LLC, of which Mr. Steven H. Madden has sole voting and investment control over the shares. The business address of Apex Heritage Investments, LLC is 9821 Katy Freeway #880, Houston, Texas 77024.
(11)	Includes 1,400,000 shares of common stock issuable upon the conversion of a promissory note held by Chiron Financial LLC, of which Mr. Scott Johnson has sole or shared voting and investment control over the shares. The business address of Chiron Financial LLC is 1305 McKinney, Suite 2800, Houston, Texas 77010.
(12)	Includes 800,000 shares of common stock issuable upon the conversion of a promissory note held by Exit Partners LLC, of which Mr. Mike Stengle has sole voting and investment control over the shares. The business address of Exit Partners LLC is 5600 Tennyson Pkwy #150, Plano, Texas 75024.
(13)	Includes 1,000,000 shares issuable upon the conversion of a promissory note held by Grey Fox Investments LLC, of which Mr. Brady Crosswell has sole voting and investment control over the shares. The business address of Grey Fox Investments LLC is 902 Wild Valley Road, Houston, Texas 77057.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than ten percent of our common stock file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2019, all of these filing requirements were satisfied.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2008 Long-Term Incentive Compensation Plan	590,000	$0.47	-0-
2018 Stock Option Plan*	50,000	0.79	1,950,000
Total	640,000	$0.50	1,950,000

*In February 2020, the Company’s board of directors adopted a board resolution increasing the number of shares available for issuance under the 2018 Stock Option Plan from 2,000,000 to 4,000,000.

2008 Long-Term Incentive Compensation Plan

In 2008, our Board adopted, and our stockholders approved the 2008 Long-Term Incentive Compensation Plan (“the Plan”). Under this plan, we may grant incentive stock options, non-qualified stock options restricted and unrestricted stock awards and other stock-based awards. The purpose of the Plan is to provide an incentive to attract directors, officers, consultants, advisors and employees whose services are considered valuable to encourage a sense of proprietorship and to stimulate an active interest of such person in our development and financial achievements. As amended in July 2010, a maximum of 1,000,000 shares of our common stock are authorized under the Plan. The Plan expired on January 31, 2018. Our Board has authorized our Compensation Committee to administer the Plan. In connection with the administration of the Plan, the Compensation Committee, with respect to awards to be made to any person who is not one of our directors, will:

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

2018 Stock Option Plan

In January 2018, our board of directors and a majority of our stockholders approved and adopted the 2018 Stock Option Plan (“2018 Plan”). Under this plan, we may grant incentive stock options and non-qualified stock options. In February 2020, our board of directors approved an amendment to the 2018 Plan to increase the number of shares of common stock that may be issued under the 2018 Plan from 2,000,000 shares to 4,000,000 shares.

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

Shares of Stock Subject to the Plan. Subject to the conditions outlined below, the total number of shares of stock which may be issued under options granted pursuant to the Plan shall not exceed 4,000,000 shares of Common Stock, $.001 par value per share.

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

The following is a description of the transactions we have engaged in since January 1, 2019, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On January 11, 2019, the Company borrowed $100,000 from Aeneas, LC, of which Mr. George Gilman is the Trustee, pursuant to a 10% Secured Promissory Note.

On April 8, 2019, the $100,000 Secured Promissory Note from Aeneas, LC was converted into 511,370 shares of our common stock which included $2,274 of accrued interest in the conversion amount.

On May 1, 2019, the Company borrowed $100,000 from Mary Payne Family Trust, Mr. George Gilman Trustee, pursuant to a 12% interest rate Promissory Note that matured July 1, 2019. In connection with this note, we issued a warrant for the purchase of up to 100,000 shares, having a $0.30 exercise price and a five year term.

On June 17, 2019, the Company entered into a First Amendment to Mary Payne Family Trust 12% Promissory Note extending the maturity to September 30, 2019 and issued a warrant for the purchase of up to 150,000 shares, having a ten year term and a $0.30 fixed exercise price.

On June 17, 2019 the Company borrowed $80,000 from George Gilman pursuant to a Promissory Note with a 12% interest rate that matures on September 30, 2019. In connection with this note, we issued a warrant for the purchase of up to 120,000 shares, having a ten year term and a fixed exercise price of $0.30 per share.

On October 1, 2019, the Company entered into a First Amendment for the George Gilman $80,000 Promissory Note extending the maturity to March 30, 2020. In connection with this note, we issued a warrant for the purchase of up to 100,000 shares, having a ten year term and a fixed exercise price of $0.15 per share.

On October 1, 2019, the Company entered into a Second Amendment to the $100,000 Promissory Note for Mary Payne Family Trust, George Gilman Trustee that extended the maturity to March 30, 2020. In connection with this note, we issued a warrant for the purchase of up to 120,000 shares, having a ten year term and a fixed exercise price of $0.15 per share.

On December 12, 2019, the Company borrowed $50,000 from Mary Payne Trust, George Gilman Trustee, pursuant to a 12% Promissory Note that has a term payment schedule. In connection with this note, the Company issued a warrant for the purchase of up to 75,000 shares, with a $0.15 fixed exercise price and a ten year term.

On October 1, 2019, the Company entered into a Second Amendment with the Leo B. Womack Family Trust, Leo Womack Trustee, pursuant to a 10% interest rate Promissory Note to capitalize all accrued interest of $5,590 to be included as a new principle balance of $45,590 with a new maturity date of June 30, 2020. In connection with this amendment, we issued a warrant for the purchase of up to 40,000 shares, having an exercise price of $0.15 and a 10 year term.

On March 6, 2020, the Company entered into a First Amendment with Leo Womack, pursuant to a 10% Promissory Note in the principal amount of $100,000 to extend the maturity date to June 30, 2020. In connection with this amendment, we issued a warrant for the purchase of up to 166,667 shares, having an exercise price of $0.20 and a 10 year term.

Subsequent to our 2019 Annual Report on Form 10-K, Steven. Madden invested $500,000 into the Company’s convertible note “Stretch Note” offering that closed in connection with the February 27, 2020 acquisition of 5J Trucking LLC and 5J Oilfield Services LLC (together “5J”). His investment was funded with $250,000 in cash and the conversion of a previous note held by Mr. Madden originally issued September 2018 of $250,000. The new convertible Stretch Note pays 10% interest quarterly and principal and any interest is due at maturity in February 2023. The Stretch Note is convertible into our common stock at a fixed exercise price of $0.25 per share anytime while the note is outstanding at the description of the note holder.

James Frye, who currently serves as President of our 5J subsidiary, and owns our $6 million Series B Convertible Preferred Stock, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases used by the 5J Entities. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250.

Item 14.	Principal Accounting Fees and Services

In September 2017, the Audit Committee of the Board approved the appointment of the firm of MaloneBailey LLP (“Malone”) to serve as our independent registered public accountant. The Audit Committee may consider whether it is appropriate, either for this fiscal year or in the future, to consider the selection of other independent registered public accounting firms.

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2019	2018
Audit Fees (1):	$91,000	$72,500
Tax Fees (2):	-
All Other Fees:	-	-

Total	$91,000	$72,500

(1)	Audit fees include fees for professional services by Malone in 2019 and 2018 rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(2)	Tax fees include fees for tax services, including tax compliance.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to Amendment No. 4 to the Company’s Form S-1 filed on December 15, 2010).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 28, 2014).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

3.4	Amendment to Certificate of Incorporation dated January 30, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

3.5	Certificate of Designation of Preferences, Rights and Limitations of 3% Series A Secured Convertible Preferred Stock dated June 4, 2019 (incorporated by reference to Exhibit 3.5 to the Company’s 8-K filed on June 7, 2019)

3.6	Certificate of Designation of Preferences, Rights and Limitations of 5% Series B Convertible Preferred Stock dated February 18, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s 8-K filed on March 3, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.2	Specimen Common Stock Certificate Incorporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

10.1	Form of Unit Option Purchase Agreement (incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

10.2	2008 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 filed on April 7, 2010).

10.3***	Consulting Services Agreement between the Company and Nano-Cap Advisor, LLC as amended on March 28, 2017.

10.4***	Consulting Services Agreement between the Company and Brack Advisors LLC as amended on March 28, 2017.

10.5	2018 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.6	Loan and Security Agreement entered into by and between Trinity Services LLC and Newton Dorsett dated June 3, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s 8-K filed on June 7, 2019)

10.7	Line of Credit – Promissory Note in the amount of up to $1,000,000 issued by Trinity Services to Newton Dorsett dated June 3, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s 8-K filed on June 7, 2019)

10.8	Purchase and Sale Agreement entered into by and between Catalyst Finance LP and MG Cleaners LLC dated June 27, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s 8-K filed on July 9, 2019)

10.9	Purchase and Sale Agreement entered into by and between Catalyst Finance LP and Trinity Services LLC dated June 27, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s 8-K filed on July 9, 2019)

10.10	Purchase and Sale Agreement entered into by and between Catalyst Finance LP and Jake Oilfield Solutions LLC dated June 27, 2019

10.11	Membership Interest Purchase Agreement dated February 27, 2020 by and between SMG Industries Inc. and James E. Frye Jr. for the purchase of 100% of the membership interests of 5J Oilfield Services LLC (incorporated by reference to Exhibit 10.11 to the Company’s 8-K filed on March 3, 2020)

10.12	Membership Interest Purchase Agreement dated February 27, 2020 by and between SMG Industries Inc. and each of THE JUDY FRYE TRUST and THE JAMES FRYE, JR. TRUST for the purchase of 100% of the membership interests of 5J Trucking LLC (incorporated by reference to Exhibit 10.12 to the Company’s 8-K filed on March 3, 2020)

10.13	Master Lease Agreement entered into by and between Utica Leaseco LLC and 5J Oilfield Services LLC, 5J Trucking LLC and SMG Industries Inc. dated February 27, 2020 (incorporated by reference to Exhibit 10.13 to the Company’s 8-K filed on March 3, 2020)

10.14	Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement entered into by and between Amerisource Funding Inc. and 5J Oilfield Services LLC, 5J Trucking LLC and SMG Industries Inc. dated February 27, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s 8-K filed on March 3, 2020)

10.15	Commercial Promissory Note entered into by and between Amerisource Funding, 5J Oilfield Services, 5J Trucking LLC and SMG Industries Inc. dated February 27, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s 8-K filed on March 3, 2020)

10.16	Loan Agreement entered into by and between Amerisource Leasing Corporation and SMG Industries, Inc. dated February 27, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s 8-K filed on March 3, 2020)

10.17	Promissory note entered into by and between 5J Oilfield Services LLC and James E. Frye, Jr. dated February 27, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s 8-K filed on March 3, 2020)

10.18**	First Amendment to Lease Documents entered into by and between 5J Oilfield Services LLC, 5J Trucking LLC and UticaLeaseco, LLC dated May 19, 2020

31.1**	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1x*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.3	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

101.ins**	XBRL Instance Document

101.sch**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

x*	Filed herewith. A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Filed herewith.

***	Previously filed.

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

SMG INDUSTRIES INC.

Date: May 29, 2020	By:	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Matthew C. Flemming	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	May 29, 2020
Matthew C. Flemming	(Principal Executive Officer and Principal Financial Officer)

/s/ Steven E. Paulson	Director	May 29, 2020
Steven E. Paulson

/s/ Michael A. Gilbert III	Director	May 29, 2020
Michael A. Gilbert III

/s/ R. Michael Villarreal	Director	May 29, 2020
R. Michael Villarreal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SMG Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMG Industries, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

May 29, 2020

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$30,354	$1,608
Accounts receivable, net of allowance for doubtful accounts of $254,483 and $25,000 as of December 31, 2019 and 2018, respectively	1,172,697	703,959
Cost in excess of billings	71,185	-
Inventory	129,959	140,662
Assets held for sale	-	42,300
Prepaid expenses and other current assets	300,067	96,871

Total current assets	1,704,262	985,400

Property and equipment, net of accumulated depreciation of $957,703 and $306,155 as of December 31, 2019 and 2018, respectively	4,309,913	1,998,009
Other assets	19,809	27,631
Right of use assets - operating lease	266,158	-
Intangible assets, net of accumulated amortization $18,758 and $10,344 as of December 31, 2019 and 2018, respectively	131,242	329,656
Goodwill	-	185,751

Total assets	$6,431,384	$3,526,447

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,129,475	$968,507
Accounts payable - related party	-	21,000
Accrued expenses and other liabilities	591,619	207,911
Right of use liabilities - operating leases short term	113,479	-
Right of use liabilities - finance leases short term	47,382	-
Deferred revenue	36,379	39,877
Secured line of credit	845,036	593,888
Current portion of note payable - related party	98	62,750
Current portion of unsecured notes payable	310,879	131,126
Current portion of secured notes payable, net	1,692,775	328,328
Current portion of capital lease liability	-	53,728

Total current liabilities	5,767,122	2,407,115

Long term liabilities:
Convertible note payable, net	260,926	161,970
Note payable - related party, net of current portion	-	46,913
Notes payable - secured, net of current portion	1,135,790	967,846
Right of use liabilities - operating leases, net of current portion	164,679	-
Right of use liabilities - finance leases, net of current portion	24,315	-
Capital lease liability, net of current portion	-	40,552

Total liabilities	7,352,832	3,624,396

Commitments and contingencies

Stockholders' deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 2,000 and no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	-
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	-	-
Common stock - $0.001 par value; authorized 25,000,000 shares; 14,881,372 and 11,910,690 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	14,881	11,911
Additional paid in capital	4,756,194	1,567,567
Accumulated deficit	(5,692,525)	(1,677,427)

Total stockholders' deficit	(921,448)	(97,949)

Total liabilities and stockholders' deficit	$6,431,384	$3,526,447

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
REVENUES	$6,474,268	$4,422,436

COST OF REVENUES	5,531,699	2,769,375

GROSS PROFIT	942,569	1,653,061

OPERATING EXPENSES:
Selling, general and administrative	3,210,475	2,434,819
Impairment expense	577,766	-
Bad debt expense	121,081	22,907
Gain on asset disposal	(1,298)	(21,071)
Acquisition cost	70,945	58,905

Total operating expenses	3,978,969	2,495,560

LOSS FROM OPERATIONS	(3,036,400)	(842,499)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of notes payable	(82,843)	9,151
Other income	31,950	-
Interest expense, net	(897,065)	(310,030)

Total other income (expense)	(947,958)	(300,879)

NET LOSS	(3,984,358)	(1,143,378)

Series A preferred stock dividend	(30,740)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,015,098)	$(1,143,378)

Net loss per common share
Basic	$(0.29)	$(0.11)
Diluted	$(0.29)	$(0.11)

Weighted average common shares outstanding
Basic	13,824,474	10,364,775
Diluted	13,824,474	10,364,775

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the years ended December 31, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2017	-	$-	8,865,190	$8,865	$(56,940)	$(534,049)	$(582,124)

Shares issued for cash	-	-	1,390,000	1,390	274,653	-	276,043
Beneficial conversion feature on convertible notes	-	-	-	-	100,000	-	100,000
Shares issued for services	-	-	80,000	80	28,524	-	28,604
Shares issued to settle liabilities	-	-	25,500	26	15,264	-	15,290
Shares issued for assets	-	-	1,000,000	1,000	699,000	-	700,000
Shares issued to acquire Momentum Water Transfer Services LLC	-	-	550,000	550	233,200	-	233,750
Share based compensation	-	-	-	-	53,053	-	53,053
Warrants issued with note payable	-	-	-	-	220,813	-	220,813
Net loss	-	-	-	-	-	(1,143,378)	(1,143,378)

Balances at December 31, 2018	-	-	11,910,690	11,911	1,567,567	(1,677,427)	(97,949)

Shares issued for cash	-	-	1,436,000	1,436	357,564	-	359,000
Shares issued to settle liabilities	-	-	1,334,682	1,334	432,076	-	433,410
Share based compensation	-	-	200,000	200	245,899	-	246,099
Series A preferred shares issued for acquisition of Trinity Services LLC	2,000	2	-	-	1,938,998	-	1,939,000
Warrant issued for notes payable - debt discount	-	-	-	-	214,090	-	214,090
Series A preferred stock dividend	-	-	-	-	-	(30,740)	(30,740)
Net loss	-	-	-	-	-	(3,984,358)	(3,984,358)

Balances at December 31, 2019	2,000	$2	14,881,372	$14,881	$4,756,194	$(5,692,525)	$(921,448)

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,984,358)	$(1,143,378)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	246,099	81,657
Depreciation and amortization	485,224	105,287
Amortization of deferred financing costs	516,956	178,267
Amortization of right of use assets - operating leases	174,527	-
Impairment expense	577,766	-
Gain (loss) on settlement of liabilities	69,512	(9,151)
Bad debt expense (recovery)	121,081	22,907
Gain (loss) on disposal of assets	1,298	(13,386)
Changes in:
Accounts receivable	565,833	(240,822)
Inventory	10,703	1,391
Prepaid expenses and other current assets	35,973	(5,992)
Other assets	-	(35,631)
Accounts payable	765,706	551,849
Accounts payable related party	-	(45,585)
Accrued expenses and other liabilities	298,608	128,333
Right of use operating lease liabilities	(162,527)	-
Deferred revenue	(3,498)	39,877
Net cash used in operating activities	(281,097)	(384,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Trinity Services LLC	(500,000)	-
Cash paid for acquisition of Momentum Water Transfer Services LLC	-	(300,000)
Proceeds from the sale of property and equipment	-	14,000
Cash paid for purchase of property and equipment	(48,399)	(116,564)
Net cash used in investing activities	(548,399)	(402,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	207,929	239,913
Proceeds from notes payable	-	546,243
Payments on notes payable	-	(494,411)
Payments on secured borrowings	-	-
Payments on ROU liabilities - finance leases	(66,470)	-
Proceeds from sales of common stock, net	359,000	276,043
Proceeds from notes payable, related party	97,016	53,200
Payments on notes payable, related party	(188,036)	(101,571)
Payments on capital lease liability	-	(37,438)
Payments on MG Cleaners acquisition - related party	(21,000)	(29,000)
Proceeds from notes payable	1,180,000	-
Payments on notes payable	(760,197)	-
Proceeds from convertible notes payable	50,000	250,000
Net cash provided by financing activities	858,242	702,979

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,746	(83,962)

CASH AND CASH EQUIVALENTS, beginning of period	1,608	85,570

CASH AND CASH EQUIVALENTS, end of period	$30,354	$1,608

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$221,140	$119,438

Noncash investing and financing activities
Shares issued for equipment purchase	$-	$700,000
Capitalization of ROU assets and liabilities - finance	$43,887	$-
Capitalization of ROU assets and liabilities - operating	$352,785	$-
Non-cash consideration paid for business acquisition	$1,939,000	$1,095,460
Intangible assets acquired from issuance of note payable, related party	$-	$150,000
Purchase of fixed assets with note payable	$-	$41,481
Property and equipment purchased with capital lease	$-	$131,718
Settlement of accounts payable with note payable	$259,193	$-
Debt discount from issuance of common stock warrants	$214,090	$220,813
Expenses paid by related party	$-	$8,034
Advances to related party	$18,447	$-
Settlement of accounts payable with common stock issuance	$144,016	$12,000
Beneficial conversion feature on convertible notes payable	$-	$100,000
Settlement of notes payable with common stock issuance	$219,882	$-
Prepaid expenses financed with note payable	$234,914	$65,527
Series A preferred stock dividend	$30,740	$-
Capitalized accrued interest	$4,559	$-

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

The Company today is a growth-oriented midstream, logistics and oilfield services company that operates throughout the domestic Southwest United States. Through its wholly-owned operating subsidiaries, the Company offers an expanding suite of products and services across the oilfield market segments of drilling, completions and production.

On February 27, 2020, we entered into Membership Interest Purchase Agreements for the acquisition of all of the membership interests of each of 5J Oilfield Services LLC, a Texas limited liability company (“5J Oilfield”) and 5J Trucking LLC, a Texas limited liability company (“5J Trucking”) (5J Oilfield and 5J Trucking shall be collectively referred to herein as the “5J Entities”). 5J Oilfield and 5J Trucking services the drilling rig transportation and midstream heavy haul logistics market segments. 5J’s business includes transporting midstream compressors, production equipment and infrastructure components such as cement bridge beams with a fleet of more than 100 trucks, 200 trailers and 15 cranes. MG Cleaners LLC., serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services. SMG's oil tools rental division includes an inventory of more than 800 bottom hole assembly (BHA) oil tools such as stabilizers, drill collars, crossovers and bit subs rented to oil companies and their directional drillers. SMG's frac water management division, known as Momentum Water Transfer, focuses in the completion or fracing market segment providing high volume above ground equipment and temporary infrastructure to route water used on location for fracing.

On June 3, 2019, we entered into an Agreement and Plan of Share Exchange dated as of such date (with Trinity Services LLC, a Louisiana limited liability company (“Trinity”) and the sole member of Trinity (the “Trinity Member”). We completed the closing of the acquisition of Trinity on June 26, 2019. Trinity Services LLC provides lease roads, location and pad development using construction equipment to build drilling pad locations and well site services using a work over rig to perform services on existing wells. SMG Industries, Inc. headquartered in Houston, Texas has facilities in Palestine, Floresville, Waskom, Carthage, Odessa and Alice, Texas.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, MG Cleaners, LLC and Momentum Water Transfer Services, LLC Jake Oilfield Solutions LLC, Big Vehicle & Equipment Company, LLC and Trinity Services, LLC all of which have a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Customer Concentration and Credit Risk

During fiscal year 2019, three of our customers accounted for approximately 40% of our total gross revenues, with customers each accounting for 15%, 13% and 12% respectively. No other customers exceeded 10% of revenues during 2019. During fiscal year 2018, two of our customers accounted for approximately 50% of our total gross revenues, with one customer accounting for 31% and another accounting for 19%. No other customers exceeded 10% of revenues during 2018. Three customers accounted for more than 48% of accounts receivable at December 31, 2019, and three customers accounted for more than 51% of accounts receivable at December 31, 2018. No other customers exceeded 10% of accounts receivable as of December 31, 2019 and 2018. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

No vendors exceeded 10% of accounts payable at December 31, 2019 and 2018.

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2019 and 2018, the allowance for bad debts was $254,483 and $25,000, respectively.

Inventory

Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or market, using the first in, first out method to determine the cost. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to net realized value, if lower.

Property and Equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Estimated Useful Lives
Building and improvements	20 years
Vehicles and trailers	5 years
Equipment	5 -7 years
Furniture, Fixtures and Other	3 - 7 years

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2019 and determined that the goodwill should be fully impaired.

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the years ended December 31, 2019 and 2018, the Company evaluated long lived assets for impairment and recorded impairment losses of $577,766 and $0, respectively.

Revenue Recognition

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

Contract Liabilities

The Company may at times receive payment at the time customer places an order. Amounts received for undelivered product or services not yet provided are considered a contract liability and are recorded as deferred revenue. As of December 31, 2019 and 2018, the Company had deferred revenue of $36,379 and $39,877, respectively, related to unsatisfied performance obligations.

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	December 31, 2019	December 31, 2018
Service revenue	$3,947,518	$1,794,151
Product revenue	2,526,750	2,628,285
Total revenue	$6,474,268	$4,422,436

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

During the years ended December 31, 2019 and 2018, the Company recorded non-recurring fair value measurements related to the Trinity Services LLC and Momentum Water Transfer Services LLC acquisitions. These fair value measurements were classified as Level 3 within the fair value hierarchy. See Note 10.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the year ended December 31, 2019, 845,000 of stock options, 1,430,001 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 600,000 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2018, 640,000 of stock options, 525,001 of stock warrants and 500,000 shares issuable from convertible notes payable were considered for their dilutive effects.

Basic and Diluted Loss	December 31, 2019	December 31, 2018
Net loss	$(3,984,358)	$(1,143,378)

Basic and Dilutive Common Shares:
Weighted average basic common shares outstanding	13,824,474	10,364,775
Net dilutive stock options	-	-
Dilutive shares	13,824,474	10,364,775

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

The fair value of each option granted during the years ended December 31, 2019 and 2018 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	2019	2018
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	175%-215%	158%-159%
Risk-free interest rate	1.6%-2.3%	2.8%-2.9%

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

Recent Accounting Pronouncement

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, no adjustments to the financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its negative working capital and negative cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly related to the Company’s acquisition of an additional operating company in 2020  and partly related to the Company cross-selling additional sales initiatives already implemented with the acquisition’s additional customer base. In addition, costs at the Company’s frac water division were reduced in 2019 bringing them more in line with current revenues in that area. The Company believes that loans obtained under the Paycheck Protection Program in 2020 will be forgiven in accordance with the terms of the program.

NOTE 4 - INVENTORY

Inventory consisted of the following components as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Raw materials and supplies	$46,237	$8,690
Finished and purchased products	83,722	131,972

Total inventory	$129,959	$140,662

NOTE 5 – LONG-LIVED ASSETS

Property and equipment

Property and equipment at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Equipment	$4,368,196	$1,409,237
Downhole oil tools	671,888	700,000
Vehicles	179,867	151,497
Furniture, fixtures and other	47,665	43,430

	5,267,616	2,304,164

Less: accumulated depreciation	(957,703)	(306,155)

	$4,309,913	$1,998,009

Depreciation expense for the years ended December 31, 2019 and 2018 was $456,227 and $94,943, respectively.

During the year ended December 31, 2019, the Company recorded an impairment charge of $210,298 associated with the downhole oil tools.

During the year ended December 31, 2019, the Company recorded an impairment charge of $12,300 associated with the land and building in Carthage, Texas recorded in assets held for sale. In October 2019, the Company sold the $30,000 assets held for sale in Carthage, Texas in exchange for settlement of note payable. See Note 8 for details.

Intangible assets

Intangible assets as of December 31, 2019 are related to the acquisition of the RigHands™ assets and the acquisition of tradenames of Momentum Water Transfer Services LLC.

Intangible assets at December 31, 2019 and December 31, 2018 consisted of the following:

	Useful
	Life (yr)	December 31, 2019	December 31, 2018
RigHands (Trademark and Formula)	15	$150,000	$150,000
MWTS Tradename	10	190,000	190,000

		340,000	340,000

Less: impairment		(190,000)	-
Less: accumulated amortization		(18,758)	(10,344)

		$131,242	$329,656

Amortization expense for the year ended December 31, 2019 and 2018 was $28,997 and $10,344, respectively. Future amortization of the intangible assets for the years ended December 31, 2020, 2021, 2022, 2023, 2024 and beyond are $10,000, $10,000, $10,000, $10,000, $10,000 and $81,242, respectively.

During the year ended December 31, 2019, the Company fully impaired its MWTS Tradename intangible asset of $169,417 related to the acquisition of Momentum Water Transfer Services LLC on December 7, 2018.

Goodwill

During the year ended December 31, 2019, the Company fully impaired its goodwill of $185,751 related to the acquisition of Momentum Water Transfer Services LLC on December 7, 2018.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of December 31, 2019 and 2018 included the following:

	December 31, 2019	December 31, 2018
Payroll and payroll taxes payable	$276,841	$84,916
Sales tax payable	44,964	67,124
Interest payable	101,776	12,325
Credit cards payable	57,226	-
Settlement accrual	60,000	-
Other	50,812	43,546

Total Accrued Expenses	$591,619	$207,911

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Secured note payable issued on October 15, 2010 and refinanced in January 2015 for purchase of all membership interest, bearing interest of 6% per year and due in monthly installments ending September 25, 2022	$-	$180,552

Secured note payable issued August 14, 2017, bearing interest of 7.25% per year, due in monthly installments ending August 1, 2021	-	49,885

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020	10,573	25,960

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023	28,000	35,561

Secured funding advance agreement issued June 27, 2018, bearing effective interest of 20%, due in daily installments ending April 2019, principal balance $143,965, net of deferred financing costs of $43,412	-	143,965

Secured note payable issued to a shareholder who controls approximately 8.8% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 7.5% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000, net of deferred financing costs of $65,446	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023	792,470	800,000

Secured note payable issued to a shareholder who controls approximately 8.8% of votes May 1, 2019, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020.	100,000	-

Secured note payable issued to a shareholder who controls approximately 8.8% of votes May 1, 2019, bearing interest of 10% per year, due September 30, 2019.	80,000	-

Secured note payable issued to a shareholder who controls approximately 8.8% of votes December 12, 2019, bearing interest of 12% per year, due June 3, 2020.	50,000	-

Various notes payable secured by equipment of Big Vehicle & Equipment Company, LLC, bearing interest ranging from 2.72% to 8% maturing through August 2023.	638,859	-

Secured note payable issued September 20, 2019, bearing interest of 12% per year, due in monthly installments ending December 2019.	200,000	-

Secured note payable issued November 1, 2019, bearing interest of 18% per year, due in monthly installments ending April 2020.	747,500

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020	123,818	-

Notes payable - secured	3,071,220	1,535,924
Less discounts	(242,655)	(239,750)
Less current portion	(1,692,775)	(328,328)

Notes payable - secured, net of current portion	$1,135,790	$967,846

On October 15, 2010, the former managing member of MG Cleaners purchased MG Cleaners from the previous membership interest owners. In connection with that transaction, a $450,000 seller note was issued to the sellers. The note bears an interest rate of 8% and principal and interest payments are made monthly. The remaining principal balance of $307,391 was refinanced by the note holder in January 2015, bearing an interest rate of 6.00%, with principal and interest payments due monthly. The note is secured by the land and building originally occupied by SMG, and said property is no longer occupied. The balance of this note at December 31, 2019 and 2018 was $0 and $180,552, respectively.

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

In May 2019, the Company issued a promissory note in the amount of $100,000 with a maturity date of July 1, 2019 to an individual accredited investor. The Company issued a five-year warrant to purchase 100,000 shares of the Company’s common stock at a fixed price of $0.30. The warrants were valued $44,091 and recorded as a debt discount that was fully amortized as of December 31, 2019. On June 18, 2019, the Company issued 150,000 warrants with an exercise price of $0.30 and a term of ten years in exchange for an extension of the maturity date of the note through September 30, 2019. The warrants were valued at $67,223 and will be amortized over the extension period of the note. On October 1, 2019, the Company issued 120,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through March 30, 2020. The warrants were valued at $14,330 and will be amortized over the extension period of the note.

In June 2019, the Company issued a promissory note in the amount of $80,000 to an individual accredited investor. The Company issued a ten-year warrant to purchase 120,000 shares of the Company’s common stock at a fixed price of $0.30 per share. The warrants were valued at $53,780 and recorded as a debt discount. As of September 30, 2019, $53,780 was amortized leaving a discount balance of $0. On October 2, 2019, the Company issued 100,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through March 30, 2020. The warrants were valued at $11,942 and will be amortized over the extension period of the note.

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

On October 1, 2019, we entered into a second amendment to a unsecured promissory note to extend the maturity of the secured note held by a stockholder to June 30, 2020 and capitalizing the accrued interest of $4,559 where the total principal of the promissory note is now $44,559. All other terms of the note remained. In connection with this amendment, we issued a new common stock purchase warrant for 40,000 shares, with a ten-year term and a fixed exercise price of $0.15 per share and customary other provisions. The warrants were valued at $4,777 and will be amortized over the extension period of the note. See Notes Payable – Unsecured table below.

On October 4, 2019, we sold for $30,000 property categorized on our balance sheet as an asset held for sale. This vacant property acquired by MG Cleaners years earlier is located in Carthage, Texas and not a part of our current operations. The original MG Cleaners seller note was secured by this property and received the proceeds of this sale of approximately $30,000. The seller note had a balance of $147,608 at the time of the sale of property. The remainder of the note was retired and paid in full by issuing 400,000 restricted shares of our common stock. See Note 8 – Stockholders’ Deficit.

On December 12, 2019, the Company issued a $50,000 12% secured promissory note. The note is due and payable in monthly installments of the principal and accrued interest with the first payment of $25,000 due on or before December 19, 2019. The remaining balance shall be paid in $5,000 monthly installments until maturity on June 3, 2020. On December 12, 2019, the Company issued 75,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through June 3, 2020. The warrants were valued at $17,947 and will be amortized over the extension period of the note.

Funding Advance Agreements – included with secured notes

On June 27, 2018, the Company re-financed and paid off a prior liability due to a funding company. The new facility had an original principal balance of $347,500. Payments of principal and interest are paid daily. This note matured in May 2019 and was paid in full. During the year ended December 31, 2019, $43,411 of debt discount was amortized to interest expense.

Future maturities of debt as of December 31, 2019 are as follows:

2020	$1,935,430
2021	284,306
2022	222,613
2023	628,871
2024	-
Total	$3,071,220

Notes Payable – Unsecured

	December 31,	December 31,
	2019	2018
Financed insurance premium, Note Payable issued on June 8, 2018, bearing interest of 6.5% per year and due in monthly installments ending April 1, 2019	$-	$31,126

Financed insurance premium, Note Payable issued on October 2, 2019, bearing interest of 5.5% per year and due in monthly installments ending July 31, 2020	75,576	-

Unsecured note payable with a shareholder who controls approximately 7.5% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand	44,559	65,000

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

Unsecured note with vendor, issued a $135,375 10% promissory note due at October 30, 2019. The note was issued in exchange for of settlement of accounts payable.	85,375	-

Financed insurance premium, Note Payable issued on October 1, 2019, bearing interest of 6.5% per year and due in monthly installments ending July 28, 2020	73,554	-

Notes payable - unsecured	314,064	131,126
Less discount	(3,185)	-
	310,879	131,126

Less current portion	(310,879)	(131,126)

Notes payable - unsecured, net of current portion	$-	$-

Notes Payable (Related Party)

On February 12, 2018, the Company’s wholly-owned subsidiary, MG Cleaners LLC (“MG”) entered into an Intellectual Property Sale Agreement (“Agreement”) with Stephen Christian, MG’s President, for the purchase of RigHands™ an industrial strength hand cleaner product line. RigHands™ is a trademarked branded product which is focused on the oilfield and industrial markets. MG issued a promissory note to Mr. Christian for the purchase price in the amount of $150,000. The note bears interest at the rate of 5% per year and is payable in 36 equal monthly installments of $4,496. As of December 31, 2019 and December 31, 2018, $98 and $101,220 remains outstanding with $0 and $54,307, respectively included as a current liability.

During the year ended December 31, 2019, Stephen Christian advanced $97,016 to the Company and was repaid $188,036 by the Company, and received $18,545 of noncash advances from the Company. As of December 31, 2019 and December 31, 2018, $98 and $8,443 remained outstanding, respectively, with no specific repayment terms or stated interest rate.

Capital Lease Liability

During the year ended December 31, 2018 the Company entered into a capital lease arrangement to purchase various equipment to be used in operations. Title to the equipment will be transferred to the Company at the completion of the lease payments. The Company purchased $146,354 of equipment payable through May 2020. A down payment of $20,607 was due at inception followed by 23 monthly payments of $5,972 and a final payment of $13,172. As of December 31, 2018, $94,280 remained outstanding with $53,728 included as a current liability. See Note 12 for more information on finance leases following the adoption of ASC 2016-02.

Accounts Receivable Financing Facility (Secured Line of Credit)

On May 11, 2017, SMG Industries, Inc., formerly SMG Indium Resources Ltd., (the “Borrower”) entered into a $1 million revolving accounts receivable financing facility with Crestmark Bank. The financing facility provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Crestmark Bank and is secured by the Borrower’s assets. The financing facility has an interest rate of 7.25% in excess of the prime rate reported by the Wall Street Journal per annum, with a floor minimum rate of 11.5%. There were no loan origination or closing fees and we paid $1,330 to Crestmark to reimburse them for documentation, legal and audit fees. Interest and maintenance fees will be calculated on the higher of the average monthly loan balance from the prior month or a minimum average loan balance of $200,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Crestmark Bank a fee of $20,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $5,000. After the second anniversary of the financing facility, no exit fee is due. Crestmark has a senior security interest in the Borrower’s assets. The balance of the Crestmark Bank line of credit was $0 and $593,888 as of December 31, 2019 and December 31, 2018, respectively.

As part of our arrangement with Crestmark Bank our customers pay accounts receivable directly to a lock-box. Crestmark Bank is then paid back for prior advances on the Company’s Eligible Receivables. During the year ended December 31, 2019, the Company received total cash proceeds of $2,340,922 and repaid $3,023,808 of the Line of Credit via Crestmark Bank withholding amount collected in our lock-box. In addition, Crestmark withheld $88,998 to pay for interest and fees.  Net payments made during the year ended December 31, 2019 on this facility were $593,888.

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

The balances under the above lines of credit was $845,036 and $593,888 as of December 31, 2019 and December 31, 2018, respectively.

Convertible Notes Payable

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the years ended December 31, 2019 and 2018, $48,995 and $11,970 of the discount was amortized, respectively.

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8 ½ %, payable in cash quarterly, matures in two years and is convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share. The Company evaluated the Convertible Note and determined it is not a conventional convertible instrument.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

Year ended December 31, 2019

During the year ended December 31, 2018, the Company issued a total of 80,000 common shares to three consultants for services. During the year ended December 31, 2019, the Company recognized expense of $31,896 related to these   services. In May 2019, the Company issued a total of 200,000 common shares to consultants for services. During the year ended December 31, 2019, the Company recognized expense of $246,099 related to these services.

During the year ended December 31, 2019, the Company issued 393,312 shares of its restricted common stock in settlement of $138,012 of liabilities. The fair value of the common stock issued was $124,688 resulting in a gain on settlement of $13,328.

During the year ended December 31, 2019, the Company issued 1,436,000 shares of its restricted common stock for proceeds of $359,000 from accredited investors.

In April 2019, the Company issued 511,370 shares of its restricted common stock with a fair value of $203,525 to settle $100,000 note payable and $2,274 accrued interest in full. The transaction resulted in a loss on settlement of $101,251.

On October 1, 2019, we entered into a second amendment to a secured promissory note to extend the maturity of the secured note held by a stockholder to June 30, 2020 and capitalizing the accrued interest of $4,559 where the total principal of the promissory note is now $44,559. All other terms of the note remained. In connection with this amendment, we issued a new common stock purchase warrant for 40,000 shares, with a ten-year term and a fixed exercise price of $0.15 per share and customary other provisions.

On October 4, 2019, we sold property categorized on our balance sheet as an asset held for sale for $30,000 of cash proceeds. This vacant property acquired by MG Cleaners years earlier is located in Carthage, Texas and not a part of our current operations. The original MG Cleaners seller note was secured by this property and the sellers of MG Cleaners received the proceeds of this sale of approximately $30,000. The seller note had a balance of $147,608 at the time of the sale of property. The remainder of the note was retired and paid in full by issuing 400,000 restricted shares of our common stock with a fair value of $99,200. The Company recognized a $18,408 gain on the settlement of note payable.

On October 17, 2019, we issued 30,000 shares of our restricted common stock with a fair value of $6,000 in settlement of accounts payable. No gain or loss was recognized on the settlement of accounts payable.

Preferred Stock – Series A Convertible Preferred stock

On June 4, 2019 the company filed a Certificate of Designation of Preferences, Rights and Limitations of 3% Series “A” Convertible Preferred Stock to create a new class of stock in connection with its pending acquisition. This Series A Convertible Preferred stock has designated 2,000 shares, has a stated value of $1,000 per share and was delivered to the seller of Trinity Services LLC at closing. As of December 31, 2019, the Company has accrued $30,740 in dividends for the Series A preferred stock.

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

NOTE 9 – STOCK OPTIONS AND WARRANTS

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2017	510,000	$318,150	$0.24-3.29	$0.57
Granted	150,000	114,500	$0.75-0.79	$0.76
Exercised	-	-	-	-
Cancelled, forfeited or expired	(20,000)	(55,850)	$2.45-3.29	$2.79
Outstanding, December 31, 2018	640,000	$376,800	$0.24-2.18	$0.50
Granted	325,000	141,250	$0.25-0.79	$0.43
Exercised	-	-	-	-
Cancelled, forfeited or expired	(120,000)	(77,850)	$0.37-2.18	$1.54
Outstanding, December 31, 2019	845,000	$440,200	$0.24-2.00	$0.45
Exercisable, December 31, 2019	886,667	$376,167	$0.24-2.00	$0.42

Summary of stock option information is as follows:

On July 26, 2019 the Company issued 100,000 common stock options to each of the three independent directors with a total fair value of $87,825. The options vest immediately, have an exercise price of $0.45 and a five-year term. During the year ended December 31, 2019, the Company recognized option expense of $87,825.

On October 17, 2019, we issued 30,000 shares of our restricted common stock and 25,000 fully vested common stock options with a five-year term and exercisable at $0.25 for accounting consulting services with a fair value of $3,677. During the year ended December 31, 2019, the Company recognized option expense of $3,677.

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

The weighted average remaining contractual life is approximately 3.03 years for stock options outstanding on December 31, 2019. At December 31, 2019 and 2018 there was $0 and $84,000 in intrinsic value of outstanding stock options, respectively. During the year ended December 31, 2019 and 2018 share based compensation expense of $154,003 and $53,053 was recognized, respectively.

Summary Stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2017	-	$-	-	-
Granted	525,001	218,750	$0.40-$0.75	$0.42
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, December 31, 2018	525,001	218,750	$0.40-$0.75	$0.42
Granted	905,000	211,250	$0.15-$0.30	$0.30
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, December 31, 2019	1,430,001	$430,000	$0.15-$0.75	$0.30
Exercisable, December 31, 2019	1,430,001	$430,000	$0.15-$0.75	$0.30

In May 2019, the Company granted 100,000 stock warrants to a debt holder with five-year terms and an exercise price of $0.30. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.45, Exercise price, $0.30, Term 5 years, Volatility 199%, Discount rate, 2.3%. During the year ended December 31, 2019, the fair value of $44,091 was recoded as a note payable discount and was fully amortized over the life of the note payable.

In June 2019, the Company granted 270,000 stock warrants to a debt holder with ten-year terms and an exercise price of $0.30. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.45, Exercise price, $0.30, Term 10 years, Volatility 175% %, Discount rate, 2.1%. During the year ended December 31, 2019, the fair value of $121,004 was recoded as a note payable discount and was fully amortized over the life of the note payable.

In September 2019, the Company granted 200,000 stock warrants to a debt holder with five-year terms and an exercise price of $0.25. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.17, Exercise price, $0.25, Term 5 years, Volatility 206%, Discount rate, 1.7%. During the year ended December 31, 2019, the fair value of $33,155 was recoded as a note payable discount and was fully amortized over the life of the note payable.

In October 2019, the Company granted 260,000 stock warrants to three debt holders with ten-year terms and an exercise price of $0.15. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.12, Exercise price, $0.15, Term 10 years, Volatility 179%, Discount rate, 1.7%. During the year ended December 31, 2019, the fair value of $31,049 was recoded as a note payable discount and will be amortized over the life of the note payable.

In December 2019, the Company granted 75,000 stock warrants a debt holder with ten-year terms and an exercise price of $0.15. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.24, Exercise price, $0.15, Term 10 years, Volatility 182%, Discount rate, 1.9%. During the year ended December 31, 2019, the fair value of $17,947 was recoded as a note payable discount and will be amortized over the life of the note payable.

The weighted average remaining contractual life is approximately 6.38 years for stock warrants outstanding on December 31, 2019. At December 31, 2019 and 2018 there was $30,150 and $35,000 in intrinsic value of outstanding stock warrants, respectively.

NOTE 10 – ACQUISITION

Trinity Services LLC

On June 3, 2019 we entered into an Agreement and Plan of Share Exchange dated as of such date (the “Trinity Exchange Agreement”) with Trinity Services LLC, a Louisiana limited liability company (“Trinity”) and the sole member of Trinity (the “Trinity Member”). We completed the closing of the acquisition of Trinity on June 26, 2019 (“Closing Date”). On the Closing Date, pursuant to the Exchange Agreement, we acquired one hundred percent (100%) of the issued and outstanding membership interests of Trinity (“Trinity Membership Interests”) from the Trinity Member pursuant to which Trinity became our wholly owned subsidiary (“Trinity Acquisition”). In accordance with the terms of the Trinity Exchange Agreement, and in connection with the completion of the Acquisition, on the Closing Date we: (i) issued 2,000 shares of our 3% Series A Secured Convertible Preferred Stock (“Preferred Stock”), stated value $1,000 per share, (ii) paid $500,000 in cash to the Trinity Member, and (iii) assumed approximately $841,000 in notes related to equipment owned by Trinity (“Purchase Price”).

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

All of the shares of Preferred Stock, and the shares of the Company’s Common Stock underlying the Preferred Stock, issued in connection with the Acquisition are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder. The Preferred Stock issued has a stated value of $2,000,000. The fair value of the Preferred Stock was based on the Black-Scholes model with the following key assumptions ranging from: Stock price $0.50, Exercise price $0.42, Term 3 years, Volatility 36% and Discount rate of 1.7%.

The acquisition of Trinity is being accounted for as a business combination under ASC 805. The following information summarizes the purchase consideration and allocation of the fair values assigned to the assets at the purchase date:

Purchase Price:
Cash, net	$500,000
Preferred stock issued	1,939,000
Total purchase consideration	$2,439,000

Purchase Price Allocation
Accounts receivable	$1,195,534
Cost in excess of billings	31,303
Property and equipment	2,887,441
Right of use assets – operating leases	87,900
Accounts payable and accrued expenses	(834,363)
Right of use assets – operating leases	(87,900)
Notes payable	(840,915)
Total purchase consideration	$2,439,000

The Company’s consolidated revenue and net loss for the year ended December 31, 2019 include revenue of $1,878,369 and net loss of $244,762 related to the operations of Trinity since the acquisition date.

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

The Company’s consolidated revenue and net loss for the year ended December 31, 2018 includes $48,577 and $67,132 related to the operations of MWTS since the acquisition date.

Unaudited Pro Forma Financial Information

The following schedule contains pro-forma consolidated results of operations for the years ended December 31, 2019 and 2018 as if the Trinity acquisition occurred on January 1, 2018 and as if the MWTS Acquisition had occurred on January 1, 2017. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018, or of results that may occur in the future.

	2019	2018
	Pro Forma	Pro Forma
Revenue	$9,403,929	$4,580,791
Operating loss	(3,321,714)	(1,367,528)
Net loss	(3,910,325)	(1,668,407)
Loss per common share - basic and diluted	$(0.28)	$(0.13)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On January 2, 2020, the Company signed a settlement and release agreement with the Plaintiffs.    The Plaintiffs release MG Cleaners and its affiliates, agents, and employees from all claims or demands alleged by the Plaintiffs. Per the agreement, MG Cleaners agreed to pay the Plaintiffs $60,000 in two installments. As of December 31, 2019, the Company had $60,000 accrued for this settlement.

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

NOTE 12 – LEASES

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

The components of lease cost for operating and finance leases for the year ended December 31, 2019 were as follows:

Year Ended
December 31, 2019
Lease Cost
Operating lease cost	$256,415
Finance lease cost
Amortization of right-of-use assets	40,349
Interest on lease liabilities	16,572
Total finance lease cost	$56,921
Short-term lease cost	$633,601
Variable lease cost	-
Sublease income	-
Total lease cost	$946,937

Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160,634
Operating cash flows from finance leases	$16,351
Financing cash flows from finance leases	$66,470

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2019:

Lease Position	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$266,158
Right of use liability operating lease short term	$113,479
Right of use liability operating lease long term	164,679
Total operating lease liabilities	$278,158

Finance Leases
Equipment	$190,241
Accumulated depreciation	(38,691)
Net Property	$124,463
Long-term debt due within one year	47,382
Long-Term Debt	24,315
Total finance lease liabilities	$71,697

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.6
Finance leases	1.6
Weighted-average discount rate
Operating leases	13.0%
Finance leases	9.0%

The following table provides the maturities of lease liabilities at December 31, 2019:

	Operating	Finance
	Leases	Leases
Maturity of Lease Liabilities at December 31, 2019
2020	$146,937	$53,476
2021	106,861	15,769
2022	47,673	10,404
2023	26,000	1,287
2024	10,000	-
2025 and thereafter	-	-
Total future undiscounted lease payments	$337,471	$80,936
Less: Interest	(59,313)	(9,239)
Present value of lease liabilities	$278,158	$71,697

At December 31, 2019, the Company had no additional leases which had not yet commenced.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
2019	$145,940
2020	39,940
2021	18,340
2022	-
2023	-
Total	$204,220

During the year ended December 31, 2019, the Company entered into two new leases for forklifts that were determined to be finance leases under ASC 842. One lease is for a period of three years, with monthly payments of $671 and the second lease is for a period of 48 months with monthly payments of $644. The Company capitalized an asset and right of use finance lease liability of $43,888 related to these finance leases.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

On September 19, 2017, in connection with the acquisition of MG Cleaners, we issued 4,578,276 shares and agreed to pay $300,000 in cash to its Managing MG Member payable with $250,000 at closing and the remaining $50,000 paid upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors. As of December31, 2019 and December 31, 2018 amounts due under this arrangement are $0 and $21,000, respectively.

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

NOTE 14 – INCOME TAXES

The components of income taxes are as follows, in thousands:

	For the Year Ended
	December 31,	December 31,
	2019	2018
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	-	(245,000)
Valuation allowance	-	245,000
Income tax expense (benefit)	$-	$-

The components of deferred tax assets are as follows, in thousands:

	December 31,	December 31,
	2019	2018
Deferred tax asset:
Net operating loss carryforwards	$749,000	$414,000
Income not currently incurred	(77,000)	(13,000)
Total	672,000	401,000
Valuation allowance	(672,000)	(401,000)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that a portion or all of the deferred tax asset will not be realized. The differences between book income and tax income relate principally to revenue recognition and to differences between accelerated methods of depreciation allowed on income tax returns and straight-line methods of depreciation used for book purposes. At December 31, 2019, the Company has net operating losses available for the 20-year carryforward of approximately $749,000   (the use of $3,415,000 of prior year losses being mitigated due to the Section 382 limitation) and $4,716,000 available to be carried forward indefinitely.

The New Tax Act signed into law on December 22, 2017 made significant changes to the Internal Revenue Code. These changes include of corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. Additionally, the NOL carryforward period for new NOLs will change from 20 succeeding taxable years to an indefinite period. With the elimination of the alternative minimum tax, NOLs for taxable years beginning after December 31, 2017, can offset 80% of Federal taxable income. Due to CARES Act, for years prior to December 31, 2020, the 80% taxable income offset has been eliminated and the 5-year carryback of NOL’s generated in 2018 through 2020 has been reinstated. After January 1, 2021, NOL’s can only be carried forward and the 80% Federal taxable income limitation applies. Since the Company is using the asset and liability method of accounting for income taxes and because deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which temporary differences are expected to reverse, the Company is revaluing the net deferred assets, fully offset by a valuation allowance, to account for future changes in tax law.

NOTE 15 – SUBSEQUENT EVENTS

On January 23, 2020, Trinity Services issued a secured promissory note for $1,272,780, which includes precomputed interest of $210,018. The note is due and payable in thirty six monthly installments of $35,355 commencing on March 25, 2020 and the final installment is due on February 25, 2023. The note is secured by machinery and equipment owned by SMG.

On February 27, 2020 we entered into Membership Interest Purchase Agreements for the acquisition of all of the membership interests of each of 5J Oilfield Services LLC, a Texas limited liability company (“5J Oilfield”) and 5J Trucking LLC, a Texas limited liability company (“5J Trucking”) (5J Oilfield and 5J Trucking shall be collectively referred to herein as the “5J Entities”) (the “Transaction”). The total purchase price for the 5J Entities was $27.3 million. Due to the recent timing of the acquisition, the Company is currently in the process of determining the fair value of the net assets acquired and liabilities assumed.

Pursuant to the terms of the 5J Oilfield Membership Interest Purchase Agreement (“5J Oilfield Agreement”), we acquired 100% of the issued and outstanding membership interests from the sole member of 5J Oilfield (“5J Oilfield Member”), pursuant to which 5J Oilfield has become a wholly-owned subsidiary of SMG Industries Inc. Pursuant to the terms of the 5J Oilfield Agreement, we have: (i) paid the 5J Oilfield Member $6,840,000 in cash; (ii) issued 6,000 shares of our 5% Series B Convertible Preferred Stock (“Preferred Stock”), stated value $1,000 per share; (iii) assumed or refinanced the obligation for truck notes owed by 5J and its affiliates in the principal amount of $1,034,000 and paid off a community line of credit balance as of closing in the amount of $5.86 million; and (iv) caused 5J Oilfield to issue a note (“Seller Note”) to the 5J Oilfield Member in the principal amount of $2,000,000 (“5J Oilfield Purchase Price”).

The Series “B” Preferred Stock issued in connection with the acquisition of the 5J Entities is convertible at $1.25 per share at any time after its issuance and shall automatically convert into shares of the Company’s common stock, par value $.001 per share, three years from the date of issuance. The Company shall pay a quarterly dividend of 5% per annum to the holder of the Preferred Stock, subject to certain conditions related to the EBITDA of the 5J Entities. In the event that the consolidated quarterly EBITDA of the 5J Entities is not in excess of the aggregate fixed monthly payments made to Amerisource (defined below) and Utica (defined below), the 5J Oilfield Member will have the option of accruing the dividend, or converting such amount due into shares of the Company’s common stock at the market price at such time. The holder of the Preferred Stock shall vote on all matters presented to the Company’s common stockholders on an as converted basis. All of the shares of Preferred Stock, and the shares of the Company’s Common Stock underlying the Preferred Stock, issued in connection with the Transaction are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

The 10% Secured Promissory Note issued to the 5J Oilfield Member as part of the 5J Oilfield Purchase Price has a three-year term and all outstanding principal and accrued interest is due and payable on February 27, 2023. Interest shall be paid monthly commencing in March 2020 and principal payments shall be made on a quarterly basis, commencing at the end of the second quarter ending June 30, 2020. Principal payments shall be made subject to the 5J Entities availability under the Amerisource AR Facility (defined below). This note and the payment thereof shall be secured by all of 5J Oilfield’s accounts receivable, subject to a prior security interest in the Company’s accounts receivable by Amerisource Funding, Inc. Additionally, the Company has agreed to guaranty all of the obligations due under the note. Notwithstanding the foregoing, principal payments under the note will not be made by 5J Oilfield prior to the maturity date if the 5J Oilfield EBITDA for the trailing twelve (12) month period does not equal or exceed a 1-1 ratio to 5J Oilfield’s debt service payments to Amerisource (defined below) and Utica (defined below) pursuant to the terms of each of Amerisource Financing (defined below) and the Utica Financing (defined below).

Pursuant to the terms of the 5J Trucking Membership Interest Purchase Agreement (“5J Trucking Agreement”), we acquired 100% of the issued and outstanding membership interests from the members of 5J Trucking (“5J Trucking Members”), pursuant to which 5J Trucking has become a wholly-owned subsidiary of SMG Industries Inc. Pursuant to the terms of the 5J Trucking Agreement, in exchange for the membership interests, SMGI refinanced the obligation for notes owed by 5J and its affiliates in the principal amount of $5,564,000 (“5J Trucking Purchase Price”).

In connection with the acquisition of the 5J Entities, on February 27, 2020, the 5J Entities entered into a Master Lease Agreement with Utica Leaseco LLC (“Utica”) pursuant to which Utica refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 (“Utica Financing”) which amount was financed based on 75% of the net forced liquidation value of the equipment. The Company used a portion of the proceeds from the Utica Financing to pay the cash portion of the Purchase Price of the 5J Entities.

Pursuant to the terms of the Utica Financing, the 5J Entities will pay a monthly fee to Utica for a period of 51 months, with a cash payment due at the end of the lease term in the amount of $831,880. The 5J Entities own all of the assets financed pursuant to the Utica Financing, subject to Utica’s security interest in all of the equipment of the 5J Entities pursuant to the terms of the security agreement. Each of the Company and Matthew Flemming, its CEO, have entered into guaranty agreements with Utica, whereby they have guaranteed all of the obligations of the 5J Entities under the Utica Master Lease Agreement, pursuant to the guaranty agreements.

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”).

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 85% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Entities and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Entities with 60 days written notice. There is an early termination fee equal to two percent (2.0%) of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0%) of the then maximum account limit if there twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing.

The Amerisource Equipment Loan in the amount of $1,401,559 is secured by certain equipment pledged as collateral, has a term of thirty-six (36) months during which the 5J Entities shall make equal monthly payments of principal and interest, bears an interest rate of prime rate plus five and one-quarter percent (5.25%) and an origination fee equal to one and one-half percent (1.5%) of the loan amount.

The Bridge Facility has a term of six (6) months during which the 5J Entities shall make equal monthly payments of principal and interest. In connection with the Bridge Facility, the 5J Entities paid an upfront facility fee of five percent (5%) of the total Bridge Facility amount at closing.

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Note”) to Amerisource (“Amerisource Loan Agreement”). The Amerisource Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock were issued to the noteholder in connection with the sale of the Amerisource Note. The Amerisource Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.

On February 28, 2020, the Company issued 2,025,000 common stock options to 5J and SMG employees. The options vest equally over a three-year period starting on February 28, 2021.The stock options have an exercise price of $0.30 and a five-year term.

On March 6, 2020, we entered two separate amendments for $100,000 secured promissory notes to extend the maturity of the secured notes held by stockholders to June 30, 2020. All other terms of the note remained. In connection with the amendments, we issued two new common stock purchase warrants for 166,667 shares each, with a ten-year term and a fixed exercise price of $0.20 per share and customary other provisions.

On March 6, 2020, Trinity Services, LLC entered into a line of credit agreement with Red River Bank. The revolving line of credit provides for a maximum balance of $200,000, accrues interest at 5.750% annually, and matures on March 6, 2021.Trinity will pay this loan in full immediately upon Red River’s demand. If no demand is made, Trinity will pay this loan in one payment of all outstanding principal plus all unpaid interest at maturity.

In April 2020, 5J Oilfield Services LLC was informed by Hancock Whitney Bank, its lender, that they received approval from the U.S. Small Business Administration (“SBA”) to fund 5J’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, 5J has entered into a two-year promissory note. Per the terms of the PPP Loan, 5J will receive total proceeds of $3,148,100 from the Hancock Whitney Bank. In accordance with the requirements of the CARES Act, 5J intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 22, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

In April and May 2020, SMG Industries, Inc., Trinity Services, LLC, Jake Oilfield Solutions, LLC and MG Cleaner, LLC (the “Companies”) were informed by their lender, Prosperity Bank (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Companies’ request for loans under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loans, the Companies have entered into two-year promissory notes. Per the terms of the PPP Loans, SMG will receive total proceeds of $72,500, Trinity will receive total proceeds of $195,000, Jake will receive total proceeds of $21,200 and MG will receive total proceeds of $190,000 from the Bank. In accordance with the requirements of the CARES Act, the Companies intend to use the proceeds from the PPP Loans primarily for payroll costs. The PPP Loans are scheduled to mature on April 20, 2022 for SMG, April 28, 2020 for Trinity and May 1, 2022 for Jake and MG. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

Unaudited Pro Forma Financial Information

The following schedule contains pro-forma consolidated results of operations for the years ended December 31, 2019 and 2018 as if the 5J Acquisition and Trinity acquisition occurred on January 1, 2018 and as if the MWTS Acquisition had occurred on January 1, 2017. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	2019	2018
	Pro Forma	Pro Forma
Revenue	$64,073,002	$72,937,686
Operating income (loss)	(8,311,860)	1,513,018
Net income (loss) attributable to common shareholders	(9,977,719)	1,673,981
Loss per common share - basic and diluted	$(0.72)	$0.15

In early March 2020, crude oil prices declined significantly in response to the worldwide oil demand concerns due to the economic impacts of COVID-19 which also negatively impacted numerous other industries, domestic and international. These trends, including a potential economic downturn and any potential resulting direct and indirect negative impact to the Company, cannot be determined, but are expected to have a material prospective impact to the Company’s operations, cash flows and liquidity.

