Form 10-K/A
period 2019-12-31
SMG Industries Inc.
filed 2020-06-09
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-54391

SMG Industries Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

710 N. Post Oak Road, Suite 315
Houston, Texas	77024
(Address of principal executive offices)	(zip code)

(713) 821-3153

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $ 0.001 Par Value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2019 was $5,550,957.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 8, 2020, registrant had outstanding 17,380,108 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend the Annual Report on Form 10-K of SMG Industries Inc. (the “Company”) for the year ended December 31, 2019 (the “Original Report”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2020. The Amendment adds the following requisite disclosure under the heading “Note Regarding Reliance on SEC Order” pertaining to reliance by the Company on the SEC Order issued March 25, 2020 (the “SEC Order”), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465). In connection with the filing of this Amendment, the Company is also including certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Report is amended or changed by this Amendment.

Note Regarding Reliance on SEC Order

The Company filed its Annual Report on Form 10-K for the year ended December 31, 2019 after the March 30, 2020 deadline applicable to the Company for the filing of its Annual Report on Form 10-K in reliance on the SEC Order, permitting the delay in filing due to circumstances related to the COVID-19 outbreak.

On March 30, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K) to indicate its intention to rely on the SEC Order to delay the filing of its Annual Report on Form 10-K because the Company’s operations and business were experiencing disruption due to the unprecedented conditions surrounding the COVID-19 pandemic and thus the Company would be unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year. Consistent with the Company’s statements in the Form 8-K, the Company was unable to file its Annual Report on Form 10-K on or before March 30, 2020 because it was unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year as a result of the disruptions of the Company’s business operations caused by the COVID-19 pandemic. On May 15, 2020, the Company filed a “Notification of Late Filing” on Form 12b-25 pursuant to Rule 12b-25 of the Exchange Act to further delay the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Report, and the Company has not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Report and with our other filings made with the SEC subsequent to the filing of the Original Report.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) The following exhibits are filed with this Amendment:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302

31.2*	Certification of Principal Financial Officer pursuant to Section 302

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMG INDUSTRIES INC.

June 9, 2020
	By:	/s/ Matthew Flemming
Matthew Flemming President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Flemming	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	June 9, 2020
Matthew Flemming	(Principal Executive Officer and Principal Financial Officer)

/s/ Steven E. Paulson	Director	June 9, 2020
Steven E. Paulson

/s/ Michael A. Gilbert III	Director	June 9, 2020
Michael A. Gilbert

/s/ R. Michael Villarreal	Director	June 9, 2020
R. Michael Villarreal