Form 10-Q
period 2020-03-31
SMG Industries Inc.
filed 2020-06-30
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 26, 2020 was 17,380,108.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

 EXPLANATORY NOTE

As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020 by SMG Industries Inc. (the “Company”), on March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020 (as amended, the “Order”). The Company is relying on the Order and was unable to file this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) on a timely basis due to the outbreak of, and local, state and federal governmental responses to, the novel coronavirus pandemic (“COVID-19”). The Company’s operations have experienced disruptions due to the circumstances surrounding COVID-19 including, but not limited to, suggested and mandated social distancing and stay home orders. These mandates and the resulting office closure have severely limited access to the Company’s facilities by the Company’s financial reporting and accounting staff involved in the preparation of the Quarterly Report and impacted the Company’s ability to fulfill required preparation and review processes and procedures with respect to the Quarterly Report. In light of the impact of the factors described above, the Company was unable to compile and review certain information necessary to permit the Company to timely file the Quarterly Report by May 15, 2020, the original filing deadline, without unreasonable effort and expense. This Quarterly Report on Form 10-Q is being filed in reliance on the SEC Order.

SMG INDUSTRIES INC.

SMG INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$585,476	$30,354
Accounts receivable, net of allowance for doubtful accounts of $254,483 and $254,483 as of March 31, 2020 and December 31, 2019, respectively	9,689,360	1,172,697
Cost in excess of billings	18,410	71,185
Inventory	173,064	129,959
Prepaid expenses and other current assets	1,690,626	300,067

Total current assets	12,156,936	1,704,262

Property and equipment, net of accumulated depreciation of $1,580,875 and $957,703 as of March 31, 2020 and December 31, 2019, respectively	23,127,812	4,309,913
Other assets	750,966	19,809
Right of use assets - operating lease	1,721,453	266,158

Intangible assets, net of accumulated amortization $21,257 and $18,758 as of March 31, 2020 and December 31, 2019, respectively	128,743	131,242

Total assets	$37,885,910	$6,431,384

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,579,619	$2,129,475
Accrued expenses and other liabilities	3,155,197	591,619
Right of use liabilities - operating leases short term	439,794	113,479
Right of use liabilities - finance leases short term	36,858	47,382
Deferred revenue	30,000	36,379
Secured line of credit	6,274,222	845,036
Current portion of note payable - related party	-	98
Current portion of unsecured notes payable	404,114	310,879
Current portion of secured notes payable, net	4,966,638	1,692,775
Current portion of convertible note, net	521,065	-

Total current liabilities	20,407,507	5,767,122

Long term liabilities:
Convertible note payable, net	694,634	260,926
Notes payable - secured, net of current portion	14,538,006	1,135,790
Right of use liabilities - operating leases, net of current portion	1,307,314	164,679
Right of use liabilities - finance leases, net of current portion	21,129	24,315

Total liabilities	36,968,590	7,352,832

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 2,000 and no shares issued and outstanding at March 31, 2020 and December 31, 2019	2	2

Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; 6,000 and no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6	-

Common stock - $0.001 par value; authorized 25,000,000 shares as of March 31, 2020 and December 31, 2019; issued and outstanding 17,380,108 and 14,881,372 at March 31, 2020 and December 31, 2019, respectively	17,380	14,881
Additional paid in capital	9,613,811	4,756,194
Accumulated deficit	(8,713,879)	(5,692,525)

Total stockholders' equity (deficit)	917,320	(921,448)

Total liabilities and stockholders' equity (deficit)	$37,885,910	$6,431,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2020 and 2019

(Unaudited)

	March 31, 2020	March 31, 2019
REVENUES	$5,976,400	$1,752,704

COST OF REVENUES	6,010,636	1,480,715

GROSS PROFIT (LOSS)	(34,236)	271,989

OPERATING EXPENSES:
Selling, general and administrative	2,497,904	838,624

Total operating expenses	2,497,904	838,624

LOSS FROM OPERATIONS	(2,532,140)	(566,635)

OTHER INCOME (EXPENSE)
Interest expense, net	(447,091)	(143,627)

Total other income (expense)	(447,091)	(143,627)

NET LOSS	(2,979,231)	(710,262)

Preferred stock dividends	(42,123)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,021,354)	$(710,262)

Net loss per common share
Basic	$(0.19)	$(0.06)
Diluted	$(0.19)	$(0.06)

Weighted average common shares outstanding
Basic	15,686,520	12,460,520
Diluted	15,686,520	12,460,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUIY (DEFICIT)

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2019	2,000	$2	-	$-	14,881,372	$14,881	$4,756,194	$(5,692,525)	$(921,448)

Shares issued for business acquisition	-	-	6,000	6	-	-	4,377,994	-	4,378,000
Share issued for deferred financing cost	-	-	-	-	2,498,736	2,499	417,289	-	419,788
Share based compensation	-	-	-	-	-	-	2,895	-	2,895
Warrant issued for notes payable - debt discount	-	-	-	-	-	-	59,439	-	59,439
Preferred stock dividends	-	-	-	-	-	-	-	(42,123)	(42,123)
Net loss	-	-	-	-	-	-	-	(2,979,231)	(2,979,231)
									-
Balances at March 31, 2020	2,000	$2	6,000	$6	17,380,108	$17,380	$9,613,811	$(8,713,879)	$917,320

Balances at December 31, 2018	-	$-	-	$-	11,910,690	$11,911	$1,567,567	$(1,677,427)	$(97,949)

Shares issued for cash	-	-	-	-	936,000	936	233,064	-	234,000
Shares issued to settle accounts payable	-	-	-	-	27,046	27	12,552	-	12,579
Share based compensation	-	-	-	-	-	-	34,420	-	34,420
Net loss	-	-	-	-	-	-	-	(710,262)	(710,262)

Balances at March 31, 2019	-	$-	-	$-	12,873,736	$12,874	$1,847,603	$(2,387,689)	$(527,212)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2020 and 2019

(Unaudited)

	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,979,231)	$(710,262)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	2,895	34,420
Depreciation and amortization	625,663	80,636
Amortization of deferred financing costs	126,050	73,579
Amortization of right of use assets - operating leases	55,602	-
Gain (loss) on settlement of liabilities	-	4,007
Gain (loss) on disposal of assets	10,229	-
Changes in:
Accounts receivable	(286,175)	(223,837)
Inventory	(43,105)	12,237
Prepaid expenses and other current assets	73,073	24,511
Accounts payable	(2,478,620)	626,404
Accrued expenses and other liabilities	2,460,101	54,629
Right of use operating lease liabilities	(41,947)	-
Deferred revenue	(6,379)	(39,877)
Net cash used in operating activities	(2,481,844)	(63,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of 5J Entities, net	(6,320,168)	-
Cash paid for purchase of property and equipment	(84,878)	(65,471)
Net cash used in investing activities	(6,405,046)	(65,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(239,558)	-
Proceeds from secured line of credit, net	5,639,486	61,387
Proceeds from notes payable	3,215,010	100,000
Payments on notes payable	(483,839)	(141,991)
Payments on ROU liabilities - finance leases	(13,710)	(13,817)
Proceeds from notes payable, related party	10,400	21,800
Payments on notes payable, related party	(35,777)	(42,531)
Payments on MG Cleaners acquisition - related party	-	(21,000)
Proceeds from convertible notes payable	1,350,000	-
Proceeds from sales of common stock, net	-	234,000
Net cash provided by financing activities	9,442,012	197,848

NET CHANGE IN CASH AND CASH EQUIVALENTS	555,122	68,824

CASH AND CASH EQUIVALENTS, beginning of period	30,354	1,608

CASH AND CASH EQUIVALENTS, end of period	$585,476	$70,432

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$61,832

Noncash investing and financing activities
Capitalization of ROU assets and liabilities - finance	$-	$19,901
Capitalization of ROU assets and liabilities - operating	$-	$-
Expenses paid by related party	$25,279	$-
Debt discount from issuance of common stock warrants	$59,439	$-
Preferred stock dividend	$42,123	$-
Non-cash consideration paid for business acquisition	$4,378,000	$-
Non-cash consideration paid for increase in secured notes payable	$5,840,622	$-
Non-cash consideration for prepaids from debt financing	$331,065	$-
Settlement of accounts payable with common stock issuance	$-	$8,572
Shares issued for deferred financing costs	$419,788	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

On February 27, 2020, we entered into a Membership Interest Purchase Agreements for the acquisition of all of the membership interests of each of 5J Oilfield Services LLC, a Texas limited liability company (“5J Oilfield”) and 5J Trucking LLC, a Texas limited liability company (“5J Trucking”) (5J Oilfield and 5J Trucking shall be collectively referred to herein as the “5J Entities”). 5J Oilfield and 5J Trucking services the drilling rig transportation and midstream heavy haul logistics market segments. 5J’s business includes transporting midstream compressors, production equipment and infrastructure components such as cement bridge beams with a fleet of more than 100 trucks, 200 trailers and 15 cranes. MG Cleaners LLC., serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services. SMG's oil tools rental division includes an inventory of more than 800 bottom hole assembly (BHA) oil tools such as stabilizers, drill collars, crossovers and bit subs rented to oil companies and their directional drillers. SMG's frac water management division, known as Momentum Water Transfer, focuses in the completion or fracing market segment providing high volume above ground equipment and temporary infrastructure to route water used on location for fracing.

The accompanying unaudited interim consolidated financial statements of SMG Industries Inc. (“we”, “our”, “SMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2019 and 2018 with are included on a Form 10-K filed on May 29, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2019 and 2018 have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three months ended March 31, 2020 2,860,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock, 4,806,388 shares issuable from Series B Preferred Stock and 6,500,000 shares issuable from convertible notes were considered for their dilutive effects.  For the three months ended March 31, 2019, 630,000 of stock options, 525,001 of warrants and 500,000 shares issuable from convertible notes were considered for their dilutive effects.

Basic and Diluted Loss	March 31, 2020	March 31, 2019

Net Loss Attributable to Common Shareholders	$(3,021,354)	$(710,262)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	15,686,520	12,460,520
Net dilutive stock options	-	-
Dilutive shares	15,686,520	12,460,520

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 4 – REVENUE

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Service revenue	$5,478,856	$897,012
Product revenue	497,544	855,692
Total revenue	$5,976,400	$1,752,704

Customer Concentration and Credit Risk

During the three months ended March 31, 2020, one of our customers accounted for approximately 17% of our total gross revenues. No other customers exceeded 10% of revenues during the three months ended March 31, 2020.  During the three months ended March 31, 2019, three of our customers accounted for approximately 57% of our total gross revenues, with two customers each accounting for 21% and another accounting for 15%. No other customers exceeded 10% of revenues during 2019.

One customers accounted for approximately 13% of accounts receivable at March 31, 2020, and three customers accounted for approximately 48% of accounts receivable at December 31, 2019. No other customers exceeded 10% of accounts receivable as of March 31, 2020 and December 31, 2019. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and by increasing activity with existing, less active customers and relatively smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

NOTE 5 - INVENTORY

Inventory consisted of the following components:

	March 31, 2020	December 31, 2019
Raw materials and supplies	$47,874	$46,237
Work in progress	-	-
Finished and purchased products	125,190	83,722

Total inventory	$173,064	$129,959

NOTE 6 – LONG-LIVED ASSETS

Property and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Equipment	$23,107,346	$4,368,196
Downhole oil tools	657,888	671,888
Vehicles	179,867	179,867
Building	715,921	-
Furniture, fixtures and other	47,665	47,665

	24,708,687	5,267,616

Less: accumulated depreciation	(1,580,875)	(957,703)

	$23,127,812	$4,309,913

Depreciation expense for the three months ended March 31, 2020 and 2019 was $623,163 and $73,386 respectively.

Intangible assets

Intangible assets as of March 31, 2020 are related to the acquisition of the RigHands™ assets and the acquisition of tradenames of Momentum Water Transfer Services LLC.

Intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

	Useful Life (yr)	March 31, 2020	December 31, 2019
RigHands (Trademark & Formula)	15	$150,000	$150,000
MWTS Tradename	10	190,000	190,000

		340,000	340,000

Less: impairment		(190,000)	(190,000)
Less: accumulated amortization		(21,257)	(18,758)

		$128,743	$131,242

Amortization expense for the three months ended March 31, 2020 and 2019 was $2,500 and $7,250, respectively. Future amortization of the intangible assets for the years ended December 31, 2020, 2021, 2022, 2023, 2024 and beyond are $10,000, $10,000, $10,000, $10,000, $10,000 and $81,242, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of March 31, 2020 and December 31, 2019 included the following:

	March 31, 2020	December 31, 2019
Payroll and payroll taxes payable	$1,132,881	$276,841
Sales tax payable	47,502	44,964
State income tax payable	209,350	-
Property tax payable	49,500	-
Interest payable	152,043	101,776
Credit cards payable	57,593	57,226
Linehaul accrued expenses	936,185	-
Accrued service contracts	306,500	-
Settlement accrual	-	60,000
Other	263,643	50,812

Total Accrued Expenses & Other Liabilities	$3,155,197	$591,619

NOTE 8 – NOTES PAYABLE

Notes payable included the following:

	March 31,	December 31,
	2020	2019
Notes payable:

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020.	4,831	10,573

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023.	25,193	28,000

Secured note payable issued to a shareholder who controls approximately 8.8% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Principal balance $100,000, net of deferred financing costs of $23,315.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 7.5% of votes December 7, 2018, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Principal balance $100,000, net of deferred financing costs of $23,315.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,469	792,470

Secured note payable issued to a shareholder who controls approximately 8.8% of votes May 1, 2019, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000, net of deferred financing costs of $7,125. Note was extended to March 30, 2020.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 8.8% of votes May 1, 2019, bearing interest of 10% per year, due June 30, 2020.	80,000	80,000

Secured note payable issued to a shareholder who controls approximately 8.8% of votes December 12, 2019, bearing interest of 12% per year, due June 3, 2020.	25,000	50,000

Various notes payable secured by equipment of Big Vehicle & Equipment Company, LLC, bearing interest ranging from 2.72% to 8% maturing through August 2023.	572,235	638,859

Secured note payable issued September 20, 2019, bearing interest of 12% per year, due in monthly installments ending December 2019.	-	200,000

Secured note payable issued November 1, 2019, bearing interest of 18% per year, due in monthly installments ending April 2020.	619,584	747,500

Secured promissory note issued on January 23, 2020. The note is due and payable in thirty six monthly installments of $35,355 commencing on March 25, 2020 and the final installment is due on February 25, 2023.	1,237,425	-

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020	123,818	123,818

Secured note payable issued on February 27, 2020 to shareholder who owns 100% of Series B convertible preferred stock, bearing interest of 10% per year, due February 1, 2023.	2,000,000	-

Secured note payable issued on February 28, 2020, bearing interest of 10.0% per year, due August 28, 2020.	487,148	-

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing through December 2022.	758,861	-

Secured note payable issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023.	1,362,627	-

Master Lease Agreement refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment.	11,913,980	-

	20,403,171	3,071,220
Less discounts	(898,527)	(242,655)
Less current maturities	(4,966,638)	(1,692,775)

Long term debt, net of current maturities	$14,538,006	$1,135,790

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

On January 23, 2020, the Trinity Services issued a secured promissory note for $1,272,780, which includes precomputed interest of $210,018. The note is due and payable in thirty six monthly installments of $35,355 commencing on March 25, 2020 and the final installment is due on February 25, 2023. The note is secured by machinery and equipment owned by SMG.

On February 27, 2020, the 5J Entities entered into a Master Lease Agreement with Utica Leaseco LLC (“Utica”) pursuant to which Utica refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. Pursuant to the terms of the Utica Financing, the 5J Entities will pay a monthly fee to Utica for a period of 51 months, with a cash payment due at the end of the lease term in the amount of $831,880. The 5J Entities own all of the assets financed pursuant to the Utica Financing, subject to Utica’s security interest in all of the equipment of the 5J Entities pursuant to the terms of the security agreement. Each of the Company and Matthew Flemming, its CEO, have entered into guaranty agreements with Utica, whereby they have guaranteed all of the obligations of the 5J Entities under the Utica Master Lease Agreement, pursuant to the guaranty agreements. On May 19, 2020, the Company amended the Utica Master Lease agreement, whereby Utica agreed to accept a reduced monthly payment of $150,000 for six months starting in April 2020 and a monthly payment of $366,63.34 for 45 months, with a cash payment due at the end of the lease term in the amount of $831,880.

Future maturities of secured notes payable as of March 31, 2020 are as follows:

2020	$4,496,922
2021	4,591,371
2022	4,783,478
2023	3,702,468
2024	2,828,932
Total	$20,403,171

Notes Payable – Unsecured

	March 31,	December 31,
	2020	2019
Financed insurance premium, Note Payable issued on October 2, 2019, bearing interest of 5.5% per year and due in monthly installments ending July 31, 2020	$48,050	$75,576

Unsecured note payable with a shareholder who controls approximately 7.5% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 (extended to June 30, 2019) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand	44,559	44,559
Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

Unsecured note with vendor, issued a $135,375 10% promissory note due at October 30, 2019. The note was issued in exchange for of settlement of accounts payable.	35,375	85,375

Financed insurance premium, Note Payable issued on October 1, 2019, bearing interest of 6.5% per year and due in monthly installments ending July 28, 2020	42,723	73,554

Unsecured promissory note with bank, bearing interest 5.750% annually and matures on March 6, 2021.	200,000	-

Notes payable - unsecured	405,707	314,064
Less discount	(1,593)	(3,185)
	404,114	310,879
Less current portion	(404,114)	(310,879)

Notes payable - unsecured, net of current portion	$-	$-

Notes Payable (Related Party)

During the year ended December 31, 2019, Stephen Christian advanced $10,400 to the Company and was repaid $35,777 by the Company and received $25,279 of noncash advances from the Company. As of March 31, 2020 and December 31, 2019, $0 and $98 remained outstanding, respectively, with no specific repayment terms or stated interest rate.

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

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded $21,023 of deferred financing costs related to this note which will be amortized over the life of the loan. During the three months ended March 31, 2020, $1,752 of deferred financing cost related to this note have been amortized.

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

The balances under the above lines of credit was $6,274,222 and $845,036 as of March 31, 2020 and December 31, 2019, respectively.

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Note”) to Amerisource (“Amerisource Loan Agreement”). The Amerisource Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock were issued to the noteholder in connection with the sale of the Amerisource Note. The Amerisource Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty. The Company recorded $419,788 of deferred financing costs related to this note which will be amortized over the life of the loan. During the three months ended March 31, 2020, $11,661 of deferred financing cost related to this note have been amortized.

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the three months ended March 31, 2020, $12,900 of the discount was amortized. On February 27, 2020, the principal amount of $250,000 was converted into the Amerisource Note and is convertible into the Company’s common stock at a fixed exercise price of $0.25 per share anytime while the note is outstanding.

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8 ½ %, payable in cash quarterly, matures in two years and is convertible at anytime into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share.

As of March 31, 2020, the convertible notes, net balance was $1,215,699 which includes current portion of convertible notes of $521,065. As of December 31, 2020, the convertible notes balance was $260,926.

NOTE 9 – STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2020, the Company issued 2,498,736 shares of the common stock were to the noteholder in connection with the sale of the Amerisource Note.

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

At any time from issuance, the stated value of each outstanding share of Series A Preferred Stock, plus accrued dividends thereon, shall be convertible (in whole or in part), at the option of the Holder into shares of the Company’s Common Stock at a fixed conversion price of $0.50 per share on the date on which the Holder notices a conversion. As of March 31, 2020, the Company has accrued $45,740 for the Series A preferred stock dividend.

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

Preferred Stock – Series B Convertible Preferred stock

On February 20, 2020 the company filed a Certificate of Designation of Preferences, Rights and Limitations of 5% Series “B” Convertible Preferred Stock to create a new class of stock in connection with its pending acquisition. This Series B Convertible Preferred stock has designated 6,000 shares, has a stated value of $1,000 per share and was delivered to the seller of 5J Entities at closing.

The Series B Preferred Stock shall, with respect to dividend distributions and distributions upon liquidation, winding up or dissolution of the Corporation, rank senior to all classes of Common Stock and to each other class of Capital Stock of the Corporation or series of Preferred Stock of the Corporation existing or hereafter created. The Series B Preferred Stock shall pay a five percent (5%) annual dividend on the outstanding Series B Preferred Stock, all of which shall be accrued until the Series B Preferred Stock has been converted.

At any time from issuance, the stated value of each outstanding share of Series B Preferred Stock, plus accrued dividends thereon, shall be convertible (in whole or in part), at the option of the Holder into shares of the Company’s Common Stock at a fixed conversion price of $1.25 per share on the date on which the Holder notices a conversion. As of March 31, 2020, the Company has accrued $27,123 for the Series B preferred stock dividend.

All outstanding shares of Series B Preferred Stock, and accrued Dividends thereon, shall automatically convert into shares of the Corporation’s Common Stock on the date that is thirty-six (36) months after the date of the issuance

The Holders shall have the right to receive notice of any meeting of holders of Common Stock or Series B Preferred Stock and to vote upon any matter submitted to a vote of the holders of Common Stock or Series B Preferred Stock, on an as-converted basis. Except as otherwise expressly set forth in the Certificate of Incorporation (including this Certificate of Designation), the Holders shall vote on each matter submitted to them with the holders of Common Stock and all other classes and series of Capital Stock entitled to vote on such matter, taken together as a single class, if any.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2019	845,000	$383,750	$0.24 - $2.00	$0.45
Granted	2,025,000	607,500	0.30	$0.30
Exercised	-	-	-	-
Cancelled, forfeited or expired	(10,000)	(19,450)	0.37 - 2.18	1.95
Outstanding, March 31, 2020	2,860,000	$971,800	$0.24 - $2.00	$0.34
Exercisable, March 31, 2020	843,334	$344,384	$0.24 - $2.00	$0.41

On February 28, 2020, the Company issued 2,025,000 common stock options to 5J and SMG employees. The options vest equally over a three-year period starting on February 28, 2021.The stock options have an exercise price of $0.30 and a five-year term.

The weighted average remaining contractual life is approximately 2.96 years for stock options outstanding on March 31, 2020. At March 31, 2020 there was no intrinsic value of outstanding stock options.

Summary stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2019	1,430,001	$430,000	$0.15-$0.75	$0.30
Granted	333,334	66,667	0.20	0.20
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, March 31, 2020	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, March 31, 2020	1,763,335	$496,667	$0.15 - 0.75	$0.28

In March 2020, the Company granted 333,334 warrants to two debt holders with a ten-year term and an exercise price of $0.20. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.18, Exercise price, $0.20, Term 10 years, Volatility 183.29%, Discount rate, 0.74%. During the three ended March 31, 2020, the fair value of $59,439 was recoded as a notes payable discount and will be amortized over the life of the notes payable.

The weighted average remaining contractual life is approximately 6.85 years for stock warrants outstanding on March 31, 2020. At March 31, 2020 there was no intrinsic value of outstanding stock warrants.

NOTE 11 – ACQUISITION

5J Entities

On February 27, 2020 we entered into a Membership Interest Purchase Agreements for the acquisition of all of the membership interests of each of 5J Oilfield Services LLC, a Texas limited liability company (“5J Oilfield”) and 5J Trucking LLC, a Texas limited liability company (“5J Trucking”) (5J Oilfield and 5J Trucking shall be collectively referred to herein as the “5J Entities”) (the “Transaction”). The total purchase price for the 5J Entities was $27.3 million. Due to the recent timing of the acquisition, the Company is currently in the process of determining the fair value of the net assets acquired and liabilities assumed.

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

The Preferred Stock issued in connection with the acquisition of the 5J Entities is convertible at $1.25 per share at any time after its issuance and shall automatically convert into shares of the Company’s common stock, par value $.001 per share, three years from the date of issuance. The Company shall pay a quarterly dividend of 5% per annum to the holder of the Preferred Stock, subject to certain conditions related to the EBITDA of the 5J Entities. In the event that the consolidated quarterly EBITDA of the 5J Entities is not in excess of the aggregate fixed monthly payments made to Amerisource (defined below) and Utica (defined below), the 5J Oilfield Member will have the option of accruing the dividend, or converting such amount due into shares of the Company’s common stock at the market price at such time. The holder of the Preferred Stock shall vote on all matters presented to the Company’s common stockholders on an as converted basis. All of the shares of Preferred Stock, and the shares of the Company’s Common Stock underlying the Preferred Stock, issued in connection with the Transaction are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

The acquisition of the 5J Entities is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date. The fair value of the Series B preferred shares issued to the seller was estimated using a Black Scholes option price model with various scenarios factoring in the rights of preferences of the preferred shares, the capital structure of the Company, a risk free rate of 1.07%, a volatility of 51% and a maturity period of three years. The following information summarizes the provisional purchase consideration and preliminary allocation of the fair values assigned to the assets at the purchase date:

Purchase Price:
Cash, net	$6,320,168
Preferred Series B shares issued	4,378,000
Seller note issued	2,000,000
Total purchase consideration	$12,698,168

Purchase Price Allocation:
Accounts receivable	$8,177,713
Prepaid expense	655,864
Notes receivable	814,347
Other current asset	338,222
Right of use assets - operating	1,510,897
Property and equipment	19,352,189
Accounts payable and accrued expenses	(4,945,881)
Line of credit	(5,840,622)
Right of use liabilities - Operating	(1,510,897)
Notes payable	(5,853,664)
Total purchase consideration	$12,698,168

The Company’s consolidated revenue and net loss for the three months ended March 31, 2020 include revenue of $4,360,381 and net loss of $804,814 related to the operations of the 5J Entities since the acquisition date.

Trinity

On June 3, 2019 we entered into an Agreement and Plan of Share Exchange dated as of such date (the “Trinity Exchange Agreement”) with Trinity Services LLC, a Louisiana limited liability company (“Trinity”) and the sole member of Trinity (the “Trinity Member”). We expect to complete the closing of the acquisition of Trinity on or before June 21, 2019 (“Closing Date”). On the Closing Date, pursuant to the Exchange Agreement, we will acquire one hundred percent (100%) of the issued and outstanding membership interests of Trinity (“Trinity Membership Interests”) from the Trinity Member pursuant to which Trinity will become our wholly owned subsidiary (“Trinity Acquisition”). In accordance with the terms of the Trinity Exchange Agreement, and in connection with the completion of the Acquisition, on the Closing Date we will: (i) issue 2,000 shares of our 3% Series A Secured Convertible Preferred Stock (“Preferred Stock”), stated value $1,000 per share, (ii) pay $500,000 in cash to the Trinity Member, and (iii) assume approximately $850,000 in notes related to equipment owned by Trinity (“Purchase Price”).

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

The acquisition of Trinity is being accounted for as a business combination under ASC 805. The following information summarizes the purchase consideration and allocation of the fair values assigned to the assets at the purchase date:

Purchase Price:
Cash, net	$500,000
Preferred stock issued	1,939,000
Total purchase consideration	$2,439,000

Purchase Price Allocation:
Accounts receivable	$1,195,534
Cost in excess of billings	31,303
Property and equipment	2,887,441
Right of use assets - operating	87,900
Accounts payable and accrued expenses	(834,363)
Right of use liabilities - operating	(87,900)
Notes payable	(840,915)
Total purchase consideration	$2,439,000

The Company’s consolidated revenue and net loss for the three months ended March 31, 2020 include revenue of $845,896 and net loss of $199,412 related to the operations of Trinity since the acquisition date.

Unaudited Pro Forma Financial Information

The following schedule contains pro-forma consolidated results of operations for the three months ended March 31, 2020 and 2019 as if the 5J Acquisition and Trinity acquisition occurred on January 1, 2019. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	For the three months ended
	March 31, 2020	March 31, 2019
	Pro Forma	Pro Forma
Revenue	$13,536,910	$20,247,516
Operating loss	(1,936,519)	(1,193,521)
Net loss attributable to common shareholders	(2,922,864)	(1,799,426)
Net loss per common share	$(0.19)	$(0.14)

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

The components of lease cost for operating and finance leases for the three months ended March 31, 2020 were as follows:

	Three Months Ended	Three Months Ended
Lease Cost	March 31, 2020	March 31, 2019
Operating lease cost	$66,204	$50,454
Finance lease cost
Amortization of right-of-use assets	10,528	8,424
Interest on lease liabilities	2,177	4,525
Total finance lease cost	$12,705	$12,949
Short-term lease cost	$122,084	$18,206
Variable lease cost	-	-
Sublease income	-	-
Total lease cost	$200,993	$81,609

Supplemental cash flow information related to leases was as follows:

Three Months Ended
Other Lease Information	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,374
Operating cash flows from finance leases	$2,177
Financing cash flows from finance leases	$13,710

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2020:

Lease Position	March 31, 2020
Operating Leases
Operating lease right-of-use assets	$1,721,453
Right of use liability operating lease short term	$439,794
Right of use liability operating lease long term	1,307,314
Total operating lease liabilities	$1,747,108

Finance Leases
Equipment	$190,241
Accumulated depreciation	(66,057)
Net Property	$124,184
Long-term debt due within one year	36,858
Long-Term Debt	21,129
Total finance lease liabilities	$57,987

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	4.2
Finance leases	1.5
Weighted-average discount rate
Operating leases	13.0%
Finance leases	7.1%

The following table provides the maturities of lease liabilities at March 31, 2020:

At March 31, 2020 the Company had no additional leases which had not yet commenced.

	Operating	Finance
Maturity of Lease Liabilities at March 31, 2020	Leases	Leases

2020	$436,092	$37,589
2021	529,862	15,769
2022	470,674	10,404
2023	417,501	1,287
2024	202,000	-
2025 and thereafter	10,750	-
Total future undiscounted lease payments	$2,066,879	$65,049
Less: Interest	(319,771)	(7,062)
Present value of lease liabilities	$1,747,108	$57,987

The Company acquired six operating leases for equipment, office and warehouse space as part of the 5J Acquisition and recognized a right of use asset and operating lease liability of $1,510,897 as part of the purchase price accounting. The remaining terms of the acquired leases range from 36 and 60 months.

NOTE 15 – RELATED PARTY TRANSACTIONS

James Frye, who currently serves as President of our 5J subsidiary, and owns our $6 million Series B Convertible Preferred Stock, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250.

NOTE 16 – SUBSEQUENT EVENTS

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

On May 15, 2020, the Company entered in a loan modification agreement with VFS US LLC. The agreement allowed for three months of nonpayment and modified the remaining future monthly payments. No other terms of the loan were modified.

On May 27, 2020, our wholly-owned subsidiary, Trinity Services, LLC executed a note with the United States Small Business Administration (“SBA”) for $150,000 in connection with the SBA’s economic injury disaster loan (“EIDL”) program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $731.00 are due monthly beginning twelve months from the date of the Note. The Note grants the SBA a general security interest in Trinity Services’ collateral and has no penalty of prepayment.

Also on May 27, 2020, our wholly-owned subsidiary, MG Cleaners, LLC executed a note with the United States Small Business Administration (“SBA”) for $150,000 in connection with the SBA’s economic injury disaster loan (“EIDL”) program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $731.00 are due monthly beginning twelve months from the date of the Note. The Note grants the SBA a general security interest in MG Cleaners’ collateral and has no penalty of prepayment.

On June 17, 2020, our wholly-owned subsidiary, Momentum Water Transfer Services LLC, executed a note with the United States Small Business Administration (“SBA”) for $90,000 in connection with the SBA’s economic injury disaster loan (“EIDL”) program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $439.00 are due monthly beginning twelve months from the date of the Note. The Note grants the SBA a general security interest in Momentum’s collateral and has no penalty of prepayment.

As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020 by SMG Industries Inc. (the “Company”), on March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020 (as amended, the “Order”). The Company is relying on the Order and was unable to file this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) on a timely basis due to the outbreak of, and local, state and federal governmental responses to, the novel coronavirus pandemic (“COVID-19”). The Company’s operations have experienced disruptions due to the circumstances surrounding COVID-19 including, but not limited to, suggested and mandated social distancing and stay home orders. These mandates and the resulting office closure have severely limited access to the Company’s facilities by the Company’s financial reporting and accounting staff involved in the preparation of the Quarterly Report and impacted the Company’s ability to fulfill required preparation and review processes and procedures with respect to the Quarterly Report. In light of the impact of the factors described above, the Company was unable to compile and review certain information necessary to permit the Company to timely file the Quarterly Report by May 15, 2020, the original filing deadline, without unreasonable effort and expense. This Quarterly Report on Form 10-Q is being filed in reliance on the SEC Order.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc., and our wholly-owned subsidiaries 5J Oilfield Services, LLC, 5J Trucking, LLC, MG Cleaners LLC, Momentum Water Transfer Services LLC, Jake Oilfield Solutions LLC, Trinity Services LLC and our SMG Oil Tools division.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Industries Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.  We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s Form 10-K/A as filed with the SEC on June 8, 2020. Of these policies, the following are considered critical to an understanding of the Company’s condensed financial statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Share-Based Payment Arrangements, and (3) Income Taxes. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Our sales for the three months ended March 31, 2020 were $5,976,400, an increase of approximately 241%, from $1,752,704 for the three months ended March 31, 2019. The increase in revenues for the three months ended March 31, 2020 was primarily attributable to the additional revenues of the 5J acquisition concluded on February 27, 2020 not present in the year ago comparable period.

During the three months ended March 31, 2020, cost of sales increased as a percentage of sales to 101% of revenues, or $6,016,636, compared to 84.5% of revenues or $1,480,715, for the comparable 2019 period. The increase in cost of sales as a percentage of revenues is primarily the result of the increased deprecation cost added from the 5J acquisition not present in the year ago comparable period.

For the three months ended March 31, 2020, selling, general and administrative expenses increased to $2,497,904, or 41.8% of sales, representing an increase of $1,659,280, from $838,624 or 47.8% of sales for the three months ended March 31, 2019. This increase in selling, general and administrative expenses as a percentage of sales in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to higher sales covering more fixed costs within selling, general and administrative expenses partially offset by higher acquisition costs in the first quarter of 2020 of $1,490,358 resulting from the 5J acquisition.

Other expense, net was $447,091, an increase of $303,464 for the three months ended March 31, 2020 compared $143,627 in the first quarter in 2019. The increase in other expense during the three months ended March 31, 2020 resulted from higher interest expense with our revolving line of credit, funding agreements and notes payable, and higher amortization of debt discount, partially offset by a gain on settlement of liabilities compared to the three months ended March 31, 2019.

During the three months ended March 31, 2020 we incurred a net loss attributable to common shareholders of $3,021,354, or $0.19 per basic and diluted earnings per share. For the three months ended March 31, 2019 we incurred a net loss attributable to common shareholders of $710,262 or $0.06 per basic and diluted earnings per share. The net loss in the quarter ended March 31, 2020 resulted primarily from higher cost of revenues and selling, general and administrative expenses resulting in a loss from operations as well as higher interest expenses, including higher non-cash expenses of depreciation and amortization of debt discounts, compared to the first quarter 2019. The basic weighted average number of shares of common stock outstanding was 15,686,520 and 12,460,520 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of March 31, 2020, our total assets were $37,885,910, comprised of $585,476 of cash and cash equivalents, $9,689,360 in accounts receivable, $18,410 in costs in excess of billings, $173,064 in inventory, prepaid and other current assets of $1,690,626, $23,127,812 in net property and equipment, $750,966 in other assets, $1,721,453 in ROU Asset – operating lease, and $128,743 in net intangible assets. This is an increase in total assets of $31,454,526 over the total assets at December 31, 2019 of $6,431,384. As of March 31, 2020, we have a working capital deficit of $8,250,571, compared to a working capital deficit of $4,062,860 at December 31, 2019.

During the three months ended March 31, 2020, we had cash used in operating activities of $2,481,844, compared to $63,553 of cash used in operating activities for the three months ended March 31, 2019. The net cash used in operating activities for the three months ended March 31, 2020 consists primarily of our net loss, changes in accounts receivable , changes in prepaid expenses and other current assets, and right of use operating lease liabilities, partially offset by increases to accrued expenses and other liabilities, accounts payable, depreciation and amortization, amortization of deferred financing costs, and impairment expense. During the three months ended March 31, 2019, we had cash used in operating activities of $63,553, The net cash used in operating activities for the three months ended March 31, 2019 consisted primarily of our net loss and changes in accounts receivable, and deferred revenue, partially offset by increases to accounts payable, depreciation and amortization, amortization of deferred financing costs, changes in accrued expenses and other liabilities and stock based compensation.

During the three months ended March 31, 2020, we had net cash used in investing activities of $6,405,046 from cash paid for the acquisition of 5J of $6,320,168 and $84,878 of cash paid for purchase of property and equipment during the period. During the three months ended March 31, 2019, we had net cash used in investing activities of $65,471 from cash paid for the purchase of equipment during the period.

Net cash provided by financing activities was $9,442,012 for the three months ended March 31, 2020, compared to net cash provided by financing activities of $197,848 for the three months ended March 31, 2019. Our net cash provided by financing activities for the three months ended March 31, 2020 resulted primarily from the net proceeds from our secured notes payable of $3,215,010, proceeds from our secured line of credit of $5,639,486, and the proceeds from the issuance of convertible notes payable of $1,350,000, which was partially offset by payments on notes payable related party of $35,777, payments on notes payable of $483,839, payment of deferred financing costs of $239,558 and payments on right of use liabilities – finance leases of $13,710.

Our net increase in cash for the three months ended March 31, 2020 was $555,122, as compared to a net cash increase of $68,824 in the three months ended March 31, 2019.

At March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $585,476 and $30,354, respectively. Based on the company’s acquisition of 5J Oilfield Services LLC and 5J Trucking LLC on February 27, 2020, current revenue, and anticipated gross margin improvement from cost cutting measures implemented, along with anticipated new growth from cross selling our customers, we believe cash flow will improve during the remainder of 2020.

 Our cash flows from operations and our available capital, including the accounts receivable line of credit with an accounts receivable lender established in February 2020 are presently sufficient to sustain our current level of operations for the next twelve months. At March 31, 2020 this line of credit had drawn approximately $6,006,463 of the $10,000,000 of availability. Additionally, we believe we will need to raise additional funds in order to meet the growth, capital expenditures and acquisitions planned for our business through the next twelve months. Currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at March 31, 2020, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.		Description of Document

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.	ins	XBRL Instance Document

101.	sch	XBRL Taxonomy Extension Schema Document

101.	cal	XBRL Taxonomy Calculation Linkbase Document

101.	def	XBRL Taxonomy Definition Linkbase Document

101.	lab	XBRL Taxonomy Label Linkbase Document

101.	pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Industries Inc.
(Registrant)

June 26, 2020	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)