Form 10-Q
period 2020-06-30
SMG Industries Inc.
filed 2020-08-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 14, 2020 was 17,826,034.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$552,759	$30,354
Restricted cash	401,257	-
Accounts receivable, net of allowance for doubtful accounts of $254,038 and $254,483 as of June 30, 2020 and December 31, 2019, respectively	6,011,962	1,172,697
Cost in excess of billings	-	71,185
Inventory	192,077	129,959
Prepaid expenses and other current assets	1,522,248	300,067

Total current assets	8,680,303	1,704,262

Property and equipment, net of accumulated depreciation of $3,115,775 and $957,703 as of June 30, 2020 and December 31, 2019, respectively	21,604,795	4,309,913
Other assets	681,437	19,809
Right of use assets - operating lease	1,625,080	266,158
Intangible assets, net of accumulated amortization $23,756 and $18,758 as of June 30, 2020 and December 31, 2019, respectively	126,244	131,242

Total assets	$32,717,859	$6,431,384

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,945,079	$2,129,475
Accrued expenses and other liabilities	2,938,930	591,619
Right of use liabilities - operating leases short term	452,362	113,479
Right of use liabilities - finance leases short term	12,800	47,382
Deferred revenue	30,000	36,379
Secured line of credit	3,032,756	845,036
Current portion of note payable - related party	-	98
Current portion of unsecured notes payable	1,925,450	310,879
Current portion of secured notes payable, net	4,479,813	1,692,775
Current portion of convertible note, net	50,000	-

Total current liabilities	15,867,190	5,767,122

Long term liabilities:
Convertible note payable, net	1,226,856	260,926
Notes payable - unsecured, net of current portion	2,026,286	-
Notes payable - secured, net of current portion	14,790,354	1,135,790
Right of use liabilities - operating leases, net of current portion	1,216,879	164,679
Right of use liabilities - finance leases, net of current portion	18,037	24,315

Total liabilities	35,145,602	7,352,832

Commitments and contingencies

Stockholders' deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 2,000 and no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; 6,000 and no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6	-
Common stock - $0.001 par value; authorized 25,000,000 shares as of June 30, 2020 and December 31, 2019; issued and outstanding 17,380,108 and 14,881,372 at June 30, 2020 and December 31, 2019, respectively	17,380	14,881
Additional paid in capital	9,616,706	4,756,194
Accumulated deficit	(12,061,837)	(5,692,525)

Total stockholders' deficit	(2,427,743)	(921,448)

Total liabilities and stockholders' deficit	$32,717,859	$6,431,384

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2020 and 2019

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES	$8,439,366	$1,094,181	$14,415,766	$2,846,885

COST OF REVENUES	9,310,712	896,600	15,321,348	2,377,315

GROSS PROFIT (LOSS)	(871,346)	197,581	(905,582)	469,570

OPERATING EXPENSES:
Selling, general and administrative	1,271,366	824,814	3,769,270	1,663,438

Total operating expenses	1,271,366	824,814	3,769,270	1,663,438

LOSS FROM OPERATIONS	(2,142,712)	(627,233)	(4,674,852)	(1,193,868)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,212,248)	(236,411)	(1,659,339)	(380,038)
Other income	94,746	-	94,746	-
Other expense	(9,000)	-	(9,000)	-
Loss on settlement of Notes Payable	-	(105,258)	-	(105,258)
Gain (loss) on sale of assets	10,229	(12,008)	10,229	(12,008)

Total other income (expense)	(1,116,273)	(353,677)	(1,563,364)	(497,304)

NET LOSS	(3,258,985)	(980,910)	(6,238,216)	(1,691,172)

Preferred stock dividends	(88,973)	-	(131,096)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,347,958)	$(980,910)	$(6,369,312)	$(1,691,172)

Net loss per common share
Basic	$(0.19)	$(0.07)	$(0.39)	$(0.13)
Diluted	$(0.19)	$(0.07)	$(0.39)	$(0.13)

Weighted average common shares outstanding
Basic	17,380,108	13,935,281	16,537,993	13,068,921
Diluted	17,380,108	13,935,281	16,537,993	13,068,921

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2020 and 2019

(unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2019	2,000	$2	-	$-	14,881,372	$14,881	$4,756,194	$(5,692,525)	$(921,448)

Shares issued for acquisition of 5J Oilfield Services LLC	-	-	6,000	6	-	-	4,377,994	-	4,378,000
Shares issued for deferred financing cost	-	-	-	-	2,498,736	2,499	417,289	-	419,788
Share based compensation	-	-	-	-	-	-	2,895	-	2,895
Warrant issued for notes payable - debt discount	-	-	-	-	-	-	59,439	-	59,439
Preferred stock dividends	-	-	-	-	-	-	-	(42,123)	(42,123)
Net loss	-	-	-	-	-	-	-	(2,979,231)	(2,979,231)
									-
Balances at March 31, 2020	2,000	2	6,000	6	17,380,108	17,380	9,613,811	(8,713,879)	917,320

Share based compensation	-	-	-	-	-	-	2,895	-	2,895
Preferred stock dividends	-	-	-	-	-	-	-	(88,973)	(88,973)
Net loss	-	-	-	-	-	-	-	(3,258,985)	(3,258,985)

Balances at June 30, 2020	2,000	$2	6,000	$6	17,380,108	$17,380	$9,616,706	$(12,061,837)	$(2,427,743)

Balances at December 31, 2018	-	$-	-	$-	11,910,690	$11,911	$1,567,567	$(1,677,427)	$(97,949)

Shares issued for cash	-	-	-	-	936,000	936	233,064	-	234,000
Shares issued to settle accounts liabilities	-	-	-	-	27,046	27	12,552	-	12,579
Share based compensation	-	-	-	-	-	-	34,420	-	34,420
Net loss	-	-	-	-	-	-	-	(710,262)	(710,262)

Balances at March 31, 2019	-	-	-	-	12,873,736	12,874	1,847,603	(2,387,689)	(527,212)

Shares issued for cash	-	-	-	-	500,000	500	124,500	-	125,000
Shares issued to settle accounts liabilities	-	-	-	-	511,370	511	203,014	-	203,525
Share based compensation	-	-	-	-	200,000	200	38,249	-	38,449
Share issued for acquisition of Trinity Services LLC	2,000	2	-	-	-	-	1,799,998	-	1,800,000
Warrant issued for notes payable - debt discount	-	-	-	-	-	-	165,094	-	165,094
Net loss	-	-	-	-	-	-	-	(980,910)	(980,910)

Balances at June 30, 2019	2,000	$2	-	$-	14,085,106	$14,085	$4,178,458	$(3,368,599)	$823,946

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2020 and 2019

(unaudited)

	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,238,216)	$(1,691,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,790	72,869
Depreciation and amortization	2,167,924	172,400
Amortization of deferred financing costs	333,188	192,608
Amortization of right of use assets - operating leases	151,975	82,120
Impairment expense	-	12,300
Loss on settlement of liabilities	-	105,258
Gain (loss) on disposal of assets	10,229	(12,008)
Changes in:
Accounts receivable	3,409,633	(133,847)
Inventory	(62,118)	1,136
Prepaid expenses and other current assets	310,980	(62,597)
Other assets	-	10,038
Accounts payable	(4,268,889)	713,437
Accounts payable related party	-	61,173
Accrued expenses and other liabilities	2,154,861	151,022
Right of use operating lease liabilities	(119,814)	(80,120)
Deferred revenue	(6,379)	(39,877)
Net cash used in operating activities	(2,150,836)	(445,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of 5J Entities, net	(6,320,168)	-
Cash paid for acquisition of Trinity Services, LLC	-	(449,051)
Cash paid for purchase of property and equipment	(101,623)	(116,682)
Net cash used in investing activities	(6,421,791)	(565,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(239,558)	-
Proceeds from secured line of credit, net	2,373,315	772,367
Proceeds from notes payable	7,231,710	280,000
Payments on notes payable	(1,152,941)	(267,473)
Payments on ROU liabilities - finance leases	(40,860)	(30,681)
Proceeds from sales of common stock	-	359,000
Proceeds from notes payable, related party	10,400	125,239
Payments on notes payable, related party	(35,777)	(146,021)
Proceeds from convertible notes payable	1,350,000	50,000
Payments in MG Cleaners acquisition - related party	-	(21,000)
Net cash provided by financing activities	9,496,289	1,121,431

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	923,662	110,438

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	30,354	1,608

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$954,016	$112,046

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$221,140	$188,204

Noncash investing and financing activities
Capitalization of ROU assets and liabilities – finance	$-	$43,888
Capitalization of ROU assets and liabilities – operating	$-	$352,785
Non-cash consideration paid for business acquisition	$4,378,000	$-
Non-cash increase in secured notes payable related to acquisition	$5,840,622	$-
Non-cash consideration paid for prepaids from debt financing	$331,065	$-
Non-cash consideration paid for secured notes payable	$155,729	$-
Intangible assets acquired from issuance of note payable, related party	$-	$1,800,000
Debt discount from issuance of common stock warrants	$59,439	$165,094
Preferred stock dividend	$131,096	$-
Expenses paid by related party	$25,279	$-
Settlement of accounts payable with common stock issuance	$-	$8,572
Settlement of notes payable with common stock issuance	$-	$102,274
Shares issued for deferred financing costs	$419,788	$-

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

The Company today is a growth-oriented transportation services and industrial services business that operates throughout the domestic Southwest United States. Through its wholly-owned operating subsidiaries, the Company offers heavy haul, super heavy haul logistics services as well as industrial cleaning products and equipment along with construction equipment services to more than 200 customers.

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

On June 18, 2020, we formed 5J Specialized LLC (“5J Specialized”), which we are the sole member. 5J Specialized was formed as a limited liability company under the State of Texas by the filing of its Articles of Organization with the Secretary of State.  5J Specialized, was established for our expansion into the super heavy haul niche of the Transportation Services market segment.

In March 2020 the World Health Organization declared COVID-19 a pandemic. We are still assessing the impact COVID-19 may have on our business, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.  The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the six months ended June 30, 2020, 2,855,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock, 4,806,388 shares issuable from Series B Preferred Stock and 6,500,000 shares issuable from convertible notes were considered for their dilutive effects.  For the six months ended June 30, 2019, 525,000 of stock options, 895,001 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 600,000 shares issuable from convertible notes were considered for their dilutive effects but concluded to be anti-dilutive.

Basic and Diluted Loss	June 30, 2020	June 30, 2019
Net Loss Attributable to Common Shareholders	$(6,369,312)	$(1,691,172)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	16,537,993	13,068,921
Net dilutive stock options	-	-
Dilutive shares	16,537,993	13,068,921

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

NOTE 4 – REVENUE

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Service revenue	$7,987,452	$511,943	$13,466,869	$1,408,955
Product revenue	$451,914	$582,238	$948,897	$1,437,930
Total revenue	$8,439,366	$1,094,181	$14,415,766	$2,846,885

Customer Concentration and Credit Risk

During the six months ended June 30, 2020, no customers exceeded 10% of revenues.  During the six months ended June 30, 2019, three of our customers accounted for approximately 47% of our total gross revenues, with customers each accounting for 22%, 13% and 12% respectively. No other customers exceeded 10% of revenues during the six months ended June 30, 2019.

One customer accounted for approximately 10% of accounts receivable at June 30, 2020, and three customers accounted for approximately 48% of accounts receivable at December 31, 2019. No other customers exceeded 10% of accounts receivable as of June 30, 2020 and December 31, 2019. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and by increasing activity with existing, less active customers and relatively smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

NOTE 5 - INVENTORY

At June 30, 2020 and December 31, 2019, inventory consisted of the following components:

	June 30, 2020	December 31, 2019
Raw materials and supplies	$61,062	$46,237
Work in progress	-	-
Finished and purchased products	131,015	83,722

Total inventory	$192,077	$129,959

NOTE 6 – LONG-LIVED ASSETS

Property and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Equipment	$23,064,698	$4,368,196
Downhole oil tools	659,873	671,888
Vehicles	226,067	179,867
Building	715,921	-
Furniture, fixtures and other	54,011	47,665

	24,720,570	5,267,616

Less: accumulated depreciation	(3,115,775)	(957,703)

	$21,604,795	$4,309,913

Depreciation expense for the six months ended June 30, 2020 and 2019 was $2,162,926 and $157,901, respectively.

Intangible assets

Intangible assets as of June 30, 2020 are related to the acquisition of the RigHands™ assets and the acquisition of tradenames of Momentum Water Transfer Services LLC.

Intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	Useful Life (yr)	June 30, 2020	December 31, 2019
RigHands (Trademark & Formula)	15	$150,000	$150,000
MWST Tradename	10	190,000	190,000

		340,000	340,000

Less: impairment		(190,000)	(190,000)
Less: accumulated amortization		(23,756)	(18,758)

		$126,244	$131,242

Amortization expense for the six months ended June 30, 2020 and 2019 was $4,998 and $14,499, respectively. Future amortization of the intangible assets for the years ended December 31, 2020, 2021, 2022, 2023, 2024 and beyond are $10,000, $10,000, $10,000, $10,000, $10,000 and $81,242, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of June 30, 2020 and December 31, 2019 included the following:

	June 30, 2020	December 31, 2019
Payroll and payroll taxes payable	$759,299	$276,841
Sales tax payable	54,739	44,964
State income tax payable	3,000	-
Property tax payable	99,000	-
Interest payable	751,595	101,776
Credit cards payable	151,026	57,226
Operational accrued expenses	572,687	-
Accrued service contracts	52,000	-
Accrued dividend	161,836	-
Settlement accrual	230,750	60,000
Other	102,998	50,812

Total Accrued Expenses & Other Liabilities	$2,938,930	$591,619

NOTE 8 – NOTES PAYABLE

Notes payable included the following:

	June	December
	30, 2020	31, 2019
Notes payable:

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020.	-	10,573

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023.	25,193	28,000

Secured note payable issued to a shareholder who controls approximately 13.9% of votes issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%. Principal balance $100,000, net of deferred financing costs of $23,315.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 6.6% of votes issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%. Principal balance $100,000, net of deferred financing costs of $23,315.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,469	792,470

Secured note payable issued to a shareholder who controls approximately 13.9% of votes issued May 1, 2019, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000, net of deferred financing costs of $7,125. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 13.9% of votes May 1, 2019, bearing interest of 10% per year, due June 30, 2020.	80,000	80,000

Secured note payable issued to a shareholder who controls approximately 8.8% of votes December 12, 2019, bearing interest of 12% per year, due June 3, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	25,000	50,000

Various notes payable secured by equipment of Big Vehicle & Equipment Company, LLC, bearing interest ranging from 2.72% to 8% maturing through August 2023.	546,601	638,859

Secured note payable issued September 20, 2019, bearing interest of 12% per year, due in monthly installments ending December 2019.	-	200,000

Secured note payable issued November 1, 2019, bearing interest of 18% per year, due in monthly installments until loan amount paid in full.	535,292	747,500

Secured promissory note issued on January 23, 2020. The note is due and payable in thirty-six monthly installments of $35,355 commencing on March 25, 2020 and the final installment is due on February 25, 2023.	1,212,070	-

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020. Note is currently past due. If a default notice is received the interest rate will be 10%.	123,818	123,818

Secured note payable issued on February 27, 2020 to shareholder who owns 100% of Series B convertible preferred stock, bearing interest of 10% per year, due February 1, 2023.	2,000,000	-

Secured note payable issued on February 28, 2020, bearing interest of 10.0% per year, due August 28, 2020.	211,804	-

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing through December 2022.	758,861	-

Secured note payable issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023. The note holder, owns approximately 13.8% of common shares and has an officer on the Board of Directors of the Company.	1,231,815	-

Secured Master Lease Agreement refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment.	11,712,169	-

Secured promissory notes with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in May and June 2050.	389,900	-

	20,044,992	3,071,220
Less discounts	(774,825)	(242,655)
Less current maturities	(4,479,813)	(1,692,775)

Long term debt, net of current maturities and discounts	$14,790,354	$1,135,790

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

On January 11, 2019 the Company issued a $100,000. 10% note to a shareholder who controls approximately 13.9%. The note matures on December 7, 2019 and is secured by a junior lien against the Company assets. In April 2019, the Company issued 511,370 shares of its restricted common stock with a fair value of $203,525 to settle this $100,000 note payable and $2,274 of accrued interest in full. The transaction resulted in a loss on settlement of $101,251.

In May 2019, the Company issued a promissory note in the amount of $100,000 with a maturity date of July 1, 2019 to an individual investor. The Company issued a five-year warrant to purchase 100,000 shares of the Company’s common stock at a fixed price of $0.30. The warrants were valued $44,091 and recorded as a debt discount that was fully amortized as of December 31, 2019. On June 18, 2019, the Company issued 150,000 warrants with an exercise price of $0.30 and a term of ten years in exchange for an extension of the maturity date of the note through September 30, 2019. The warrants were valued at $67,223 and will be amortized over the extension period of the note. On October 1, 2019, the Company issued 120,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through March 30, 2020 and is currently past due. If a default notice is received, the interest rate will be 14%. The warrants were valued at $14,330 and will be amortized over the extension period of the note.

In June 2019, the Company issued a promissory note in the amount of $80,000 to an individual investor. The Company issued a ten-year warrant to purchase 120,000 shares of the Company’s common stock at a fixed price of $0.30 per share. The warrants were valued at $53,780 and recorded as a debt discount. As of September 30, 2019, $53,780 was amortized leaving a discount balance of $0. On October 2, 2019, the Company issued 100,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through March 30, 2020 and is currently past due. If a default notice is received, the interest rate will be 14%. The warrants were valued at $11,942 and will be amortized over the extension period of the note.

On July 26, 2019, the Company paid a vendor payable that totaled $247,637, by issuing a promissory note in the name of its frac water company Jake Oilfield Solutions LLC for $123,819. The interest rate was 7% with principal and interest due at maturity July 25, 2020. The remaining balance of $123,818 was converted into 353,766 shares of SMG’s restricted common stock in July 2019.

On September 20, 2019, the Company issued a $200,000 12% promissory note. The note is due and payable in three monthly installments, the first two installments are interest only and the third and final installment for the balance of the principal and accrued interest is due at maturity December 20, 2019.

On October 1, 2019, we entered into a second amendment to an unsecured promissory note to extend the maturity of the secured note held by a stockholder to June 30, 2020 and capitalizing the accrued interest of $4,559 where the total principal of the promissory note is now $44,559. All other terms of the note remained. In connection with this amendment, we issued a new common stock purchase warrant for 40,000 shares, with a ten-year term and a fixed exercise price of $0.15 per share and customary other provisions. The warrants were valued at $4,777 and will be amortized over the extension period of the note. See Notes Payable – Unsecured table below.

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

On December 12, 2019, the Company issued a $50,000 12% secured promissory note. The note is due and payable in monthly installments of the principal and accrued interest with the first payment of $25,000 due on or before December 19, 2019. The remaining balance shall be paid in $5,000 monthly installments until maturity on June 3, 2020. On December 12, 2019, the Company issued 75,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through June 3, 2020 and is currently past due. If a default notice is received, the interest rate will be 14%. The warrants were valued at $17,947 and will be amortized over the extension period of the note.

On January 23, 2020, the Trinity Services issued a secured promissory note for $1,272,780, which includes precomputed interest of $210,018. The note is due and payable in thirty six monthly installments of $35,355 commencing on March 25, 2020 and the final installment is due on February 25, 2023. The note is secured by machinery and equipment owned by SMG.

On February 27, 2020, the 5J Entities entered into a Master Lease Agreement with Utica Leaseco LLC (“Utica”) pursuant to which Utica refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. Pursuant to the terms of the Utica Financing, the 5J Entities will pay a monthly fee to Utica for a period of 51 months, with a cash payment due at the end of the lease term in the amount of $831,880. The 5J Entities own all of the assets financed pursuant to the Utica Financing, subject to Utica’s security interest in all of the equipment of the 5J Entities pursuant to the terms of the security agreement. Each of the Company and Matthew Flemming, its CEO, have entered into guaranty agreements with Utica, whereby they have guaranteed all of the obligations of the 5J Entities under the Utica Master Lease Agreement, pursuant to the guaranty.

On May 19, 2020 the Company entered into its first amendment to Lease Documents with Utica, whereby for a six month period effective April 27, 2020 the Company’s payments were amended to $150,000 per month. Starting October 27, 2020, at the end of the modification period, the Company’s payment resume to $366,763 through the maturity date.

On June 17, 2020, our wholly-owned subsidiary, Momentum Water Transfer Services LLC, executed a note with the SBA for $90,000 in connection with the SBA’s EIDL program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $439 are due monthly beginning twelve months from the date of the Note. The Note grants the SBA a general security interest in Momentum’s collateral and has no penalty of prepayment.

On May 27, 2020, our wholly-owned subsidiaries, Trinity Services, LLC and MG Cleaners, LLC each executed notes with the SBA for $150,000 in connection with the SBA’s economic injury disaster loan (“EIDL”) program. The notes have a thirty year term, an annual interest rate of 3.75% and payments of $731 are due monthly beginning twelve months from the date of the Note. The Note grants the SBA a general security interest in Trinity Services’ and MG Cleaners’ collateral and has no penalty of prepayment.

Notes Payable – Unsecured

	June 30,	December 31,
	2020	2019
Financed insurance premium, Note Payable issued on October 2, 2019, bearing interest of 5.5% per year and due in monthly installments ending July 31, 2020	$19,348	$75,576

Unsecured note payable with a shareholder who controls approximately 6.6% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 (extended to June 30, 2019) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand	44,559	44,559

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

Unsecured note with vendor, issued a $135,375 10% promissory note due at October 30, 2019. The note was issued in exchange for of settlement of accounts payable.	15,375	85,375

Financed insurance premium, Note Payable issued on October 1, 2019, bearing interest of 6.5% per year and due in monthly installments ending July 28, 2020	10,654	73,554

Unsecured promissory note with bank, bearing interest 5.750% annually and matures in March 6, 2021.	200,000	-

Unsecured promissory notes with Small Business Administration Paycheck Protection Program, bearing interest 1.00% annually and matures in April and May 2022	3,626,800	-

Notes payable - unsecured	3,951,736	314,064
Less discount	-	(3,185)
	3,951,736	310,879
Less current portion	(1,925,450)	(310,879)

Notes payable - unsecured, net of current portion	$2,026,286	$-

Notes Payable (Related Party)

During the year ended December 31, 2019, Stephen Christian advanced $10,400 to the Company and was repaid $35,777 by the Company and received $25,279 of noncash advances from the Company. As of June 30, 2020 and December 31, 2019, $0 and $98 remained outstanding, respectively, with no specific repayment terms or stated interest rate.

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

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the six months ended June 30, 2020, $39,948 of debt discount was amortized to interest expense.

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 85% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Entities and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Entities with 60 days written notice. There is an early termination fee equal to two percent (2.0%) of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0%) of the then maximum account limit if there twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing.   Amerisource serves as agent for the note holders, owns approximately 13.8% of common shares and has an officer on the Board of Directors of the Company.

The balances under the above lines of credit was $3,032,756 and $845,036 as of June 30, 2020 and December 31, 2019, respectively.

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

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”) to Amerisource (“Amerisource Loan Agreement”). The Amerisource Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.   Amerisource serves as agent for the note holders, owns approximately 13.8% of common shares and has an officer on the Board of Directors of the Company.

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the six months ended June 30, 2020, $39,075 of the discount was fully amortized. On February 27, 2020, the principal amount of $250,000 was converted into the Amerisource Stretch Note and is convertible into the Company’s common stock at a fixed exercise price of $0.25 per share anytime while the note is outstanding.

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8 ½ %, payable in cash quarterly, matures in two years and is convertible at anytime into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share.

As of June 30, 2020, the convertible notes, net balance was $1,276,856 which includes current portion of convertible notes of $50,000. As of December 31, 2019, the convertible notes balance was $260,926.

Future Maturities of Debt

Future maturities of debt as of June 30, 2020 are as follows:

2020	$7,314,500
2021	8,178,522
2022	6,343,668
2023	4,500,856
2024	2,236,526
Thereafter	289,022
Total	$28,863,094

NOTE 9 – STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2020, the Company issued 2,498,736 shares of the common stock to the noteholders in connection with the sale of the Amerisource Stretch Note. Amerisource serves as agent for the note holders, owns approximately 13.8% of common shares and has an officer on the Board of Directors of the Company.

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

At any time from issuance, the stated value of each outstanding share of Series A Preferred Stock, plus accrued dividends thereon, shall be convertible (in whole or in part), at the option of the Holder into shares of the Company’s Common Stock at a fixed conversion price of $0.50 per share on the date on which the Holder notices a conversion. As of June 30, 2020, the Company has accrued $60,740 for the Series A preferred stock dividend included in accrued expenses and other liabilities.

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

On August 5, 2020, the following terms of the Series A Preferred Stock were amended:

-	The dividend was increased from 3% to 5%; and
-	All outstanding shares of the nonredeemable Series A Convertible Preferred Stock shall automatically convert into the Company’s Common Stock on July 20, 2021.

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

At any time from issuance, the stated value of each outstanding share of Series B Preferred Stock, plus accrued dividends thereon, shall be convertible (in whole or in part), at the option of the Holder into shares of the Company’s Common Stock at a fixed conversion price of $1.25 per share on the date on which the Holder notices a conversion. As of June 30, 2020, the Company has accrued $101,096 for the Series B preferred stock dividend included in accrued expenses and other liabilities.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2019	845,000	$383,750	$0.24 - $2.00	$0.45
Granted	2,025,000	607,500	0.30	0.30
Exercised	-	-	-	-
Cancelled, forfeited or expired	(15,000)	(28,450)	1.80 - 2.00	1.90
Outstanding, June 30, 2020	2,855,000	$962,800	$0.24 - $2.00	$0.34
Exercisable, June 30, 2020	843,334	$344,384	$0.24 - $2.00	$0.41

On February 28, 2020, the Company issued 2,025,000 common stock options to 5J and SMG employees. The options vest equally over a three-year period starting on February 28, 2021. The stock options have an exercise price of $0.30 and a five-year term.

The weighted average remaining contractual life is approximately 2.73 years for stock options outstanding on June 30, 2020. At June 30, 2020 there was no intrinsic value of outstanding stock options.

Summary Stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2019	1,430,001	$430,000	$0.15-$0.75	$0.30
Granted	333,334	66,667	0.20	0.20
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, June 30, 2020	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, June 30, 2020	1,763,335	$496,667	$0.15 - 0.75	$0.28

In March 2020, the Company granted 333,334 warrants to two debt holders with a ten-year term and an exercise price of $0.20. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.18, Exercise price, $0.20, Term 10 years, Volatility 183.29%, Discount rate, 0.74%. During the six ended June 30, 2020, the fair value of $59,439 was recoded as a notes payable discount and will be amortized over the life of the notes payable.

The weighted average remaining contractual life is approximately 6.60 years for stock warrants outstanding on June 30, 2020. At June 30, 2020 there was no intrinsic value of outstanding stock warrants.

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

Preliminary Purchase Price:
Cash, net	$6,320,168
Preferred Series B shares issued	4,378,000
Seller note issued	2,000,000
Total purchase consideration	$12,698,168

Preliminary Purchase Price Allocation:
Accounts receivable	8,177,713
Prepaid expense	655,864
Notes receivable	814,347
Other current asset	338,222
Right of use assets - operating	1,510,897
Property and equipment	19,352,189
Accounts payable and accrued expenses	(4,945,881)
Line of credit	(5,840,622)
Right of use liabilities - Operating	(1,510,897)
Notes payable	(5,853,664)
Total purchase consideration	$12,698,168

The Company’s consolidated revenue for the three and six months ended June 30, 2020 were $7,499,226 and $11,859,607 and with consolidated net loss for the three and six months ended June 30, 2020 of $2,535,566 and $3,340,380 related to the operations of 5J Entities since the acquisition date.

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

The acquisition of Trinity is being accounted for as a business combination under ASC 805. The following information summarizes the final purchase consideration and allocation of the fair values assigned to the assets at the purchase date:

Purchase Price:
Cash, net	$500,000
Common Stock issued	1,939,000
Total purchase consideration	$2,439,000

Purchase Price Allocation
Accounts receivable	$1,195,534
Cost in excess of billings	31,303
Property and equipment	2,887,441
Right of use assets – operating leases	87,900
Accounts payable and accrued expenses	(834,363)
Right of use assets – operating leases	(87,900)
Notes payable	(840,915)
$2,439,000

The Company’s consolidated revenue for the three and six months ended June 30, 2020 were $391,712 and $1,237,608 with consolidated net loss for the three and six months ended June 30, 2020 of $165,046 and $364,458 related to the operations of Trinity since the acquisition date.

Unaudited Pro Forma Financial Information

The following schedule contains pro-forma consolidated results of operations for the three and six months ended June 30, 2020 and 2019 as if the 5J Acquisition and Trinity acquisition occurred on January 1, 2019 and as if the MWTS Acquisition had occurred on January 1, 2018. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenue	$8,439,366	$16,276,308	$21,976,276	$36,523,324
Operating loss	(2,074,637)	(2,759,172)	(4,011,156)	(3,952,693)
Net loss attributable to common shareholders	(3,190,910)	(3,573,137)	(6,113,774)	(5,372,563)
Net loss per common share	$(0.18)	$(0.26)	$(0.37)	$(0.41)

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

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019
Lease Cost
Operating lease cost	$136,705	$202,909	$52,456	$102,910
Finance lease cost
Amortization of right-of-use assets	10,528	21,056	9,923	17,741
Interest on lease liabilities	1,540	3,717	4,969	15,890
Total finance lease cost	$12,068	$24,773	$14,892	$33,631
Short-term lease cost	$109,308	$231,392	$40,255	$58,461
Variable lease cost	-	-	-	-
Sublease income	-	-	-	-
Total lease cost	$258,081	$459,074	$107,603	$195,002

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130,469	$80,120
Operating cash flows from finance leases	$3,717	$15,890
Financing cash flows from finance leases	$40,860	$30,681

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2020:

Lease Position	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$1,625,080	$266,158
Right of use liability operating lease short term	$452,362	$113,479
Right of use liability operating lease long term	1,216,879	164,679
Total operating lease liabilities	$1,669,241	$278,158

Finance Leases
Equipment	$190,241	$190,241
Accumulated depreciation	(76,586)	(38,691)
Net Property	$113,655	$151,550
Long-term debt due within one year	12,800	47,382
Long-Term Debt	18,037	24,315
Total finance lease liabilities	$30,837	$71,697

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4	3.6
Finance leases	2.4	1.6
Weighted-average discount rate
Operating leases	13.0%	13.0%
Finance leases	2.9%	9.0%

The following table provides the maturities of lease liabilities at June 30, 2020:

	Operating	Finance
	Leases	Leases
Maturity of Lease Liabilities at June 30, 2020
2020	$320,128	$8,528
2021	529,862	15,769
2022	470,674	10,404
2023	417,501	1,287
2024	202,000	-
2025 and thereafter	10,749	-
Total future undiscounted lease payments	$1,950,914	$35,988
Less: Interest	(281,673)	(5,151)
Present value of lease liabilities	$1,669,241	$30,837

At June 30, 2020 the Company had no additional leases which had not yet commenced.

The Company acquired six operating leases for equipment, office and warehouse space as part of the 5J Acquisition and recognized a right of use asset and operating lease liability of $1,510,897 as part of the purchase price accounting. The remaining terms of the acquired leases range from 36 and 60 months.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

On June 15, 2020, the Company entered into an Interim Management Services Agreement with Apex Heritage Group, Inc. (the “Consultant”), of which Steven H. Madden, a related party, has sole voting and investment control over. The Consultant will provide Jeffrey Martini to serve as the Company’s Chief Financial Officer, reporting to both the Company’s Chief Executive Officer and its Board of Directors. The Company shall pay to Consultant an amount and in a form to be mutually agreed by both parties.

NOTE 15 – SUBSEQUENT EVENTS

On July 2, 2020, we issued 150,000 shares of our restricted common stock with a fair value of $22,050 in settlement of accounts payable. A loss of $7,200 was recognized on the settlement of accounts payable.

On July 2, 2020, the Company issued 295,926 shares of our restricted common stock with a fair value of $43,797 to settle $29,593 of accrued interest owed to three noteholders. A loss of $14,204 was recognized on the settlement of accrued interest.

On July 20, 2020, 5J Specialized issued a secured promissory note for $1,641,060, which includes precomputed interest of $287,560. The note is due and payable in thirty six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. The note is secured by machinery and equipment owned by SMG.

On July 20, 2020, an affiliate, loaned a subsidiary $116,000 that is due on demand note and bears interest of 8% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc., and our wholly-owned subsidiaries 5J Oilfield Services, LLC, 5J Trucking, LLC, 5J Specialized LLC, MG Cleaners LLC, Momentum Water Transfer Services LLC, Jake Oilfield Solutions LLC, Trinity Services LLC and our SMG Oil Tools.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview

We are a growth-oriented transportation and industrial services company in the domestic United States.  Our strategy is a ‘buy & build’ growth strategy of consolidating middle market companies and generating organic growth post-acquisition when possible from removing business constraints with strategic cross-selling of products and services across market segments benefiting us with higher utilization and customers with more efficient costs.

Our two focused market segments are served via the following wholly-owned operating subsidiaries:

Transportation Services:

•	5J Trucking LLC
•	5J Oilfield Services LLC
•	5J Specialized LLC

Industrial Services:

•	Trinity Services LLC
•	MG Cleaners LLC, and,
•	Momentum Water Transfer Services LLC

These two focused market segments provide a range of logistics and industrial services including:

•	Logistics and heavy haul of production equipment and infrastructure components such as bridge beams, cement and heavy equipment,

•	Transportation of midstream compressors,

•

Super Heavy Haul above 240,000 permitted loads that include wind energy towers, heat exchanges, power generation equipment and refinery components,

Cranes used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components,

•	Drilling rig move and relocation for drilling contractors and oil and gas operators,

•	Construction equipment including excavators, tractors and back hoes used to build large cement reinforced dirt locations of oil and gas drilling pads (multi-well pads), creating and covering reserve pits and lease roads for operators and service companies,

•	Products sales of degreasers, surfactants and detergents used in industrial and oilfield applications.

•	Services crews that perform mechanic repair and maintenance,

•	Product sales of cleaning equipment used in industrial and oilfield customers, and

•	Frac water management services and oil tool rentals to directional drilling customers.

We are headquartered in Houston, Texas with facilities in Odessa, Floresville, Palestine, Carthage, and Waskom, Texas. Our web sites are www.SMGIndustries.com,  www.5Joilfield.net, www.5JTrucking.net, www.ts-oilfield.com, www.MGCleanersllc.com and www.MomentumWTS.com.

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

In July 2020 , through our newly-formed subsidiary, 5J Specialized LLC, establish for our super heavy haul business, we acquired a 2013 Goldhofer modular multi-axle trailer and a 2016 Goldhofer multi-trailer for approximately $1.350 million in connection with our expansion into the super heavy haul niche of the Transportation Services market segment.

In March 2020 the World Health Organization declared COVID-19 a pandemic. We are still assessing the impact COVID-19 may have on our business, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.  The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Our sales for the three months ended June 30, 2020 were $8,439,366, an increase of approximately 671%, from $1,094,181 for the three months ended June 30, 2019. The increase in revenues for the three months ended June 30, 2020 was primarily attributable to the additional revenues of the 5J acquisition concluded on February 27, 2020 not present in the year ago comparable period.

During the three months ended June 30, 2020, cost of sales increased as a percentage of sales to 110% of revenues, or $9,310,712, compared to 82% of revenues or $896,600, for the comparable 2019 period. The increase in cost of sales as a percentage of revenues is primarily the result of the increased non-cash deprecation cost added from the asset heavy 5J acquisition not present in the year ago comparable period.

For the three months ended June 30, 2020, selling, general and administrative expenses were $1,271,366, or 15% of sales, representing an increase of $446,552, from $824,814 or 75% of sales for the three months ended June 30, 2019. This decrease in selling, general and administrative expenses as a percentage of sales during the three months ended June 30, 2020 compared to the three month period ended June 30, 2019 was primarily due to higher sales covering more fixed costs within selling, general and administrative expenses partially offset by higher insurance expenses, professional fees and bad debt expense of $100,690 during the second quarter 2020.

Other expense, net was $1,116,273, an increase of $762,596   for the three months ended June 30, 2020 compared to $353,677 during the three month period ended June 30, 2019. The increase in other expense during the three months ended June 30, 2020 resulted from higher interest expense with our revolving line of credit, funding agreements and notes payable, partially offset by a gain on Other income compared to the three months ended June 30, 2019.

During the three months ended June 30, 2020 we incurred a net loss attributable to common shareholders of $3,347,958 or $0.19 per basic and diluted earnings per share. For the three months ended June 30, 2019 we incurred a net loss attributable to common shareholders of $980,910 or $0.07 per basic and diluted earnings per share. The net loss in the three month period ended June 30, 2020 resulted primarily from higher cost of revenues and resulting in a loss from operations as well as higher interest expenses, compared to the three month period ended June 30, 2019. The basic weighted average number of shares of common stock outstanding was 17,380,108 and 13,935,281 for the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Our sales for the six months ended June 30, 2020 were $14,415,766, an increase of approximately 406%, from $2,846,885 for the six months ended June 30, 2019. The increase in revenues for the six months ended June 30, 2020 was primarily attributable to the additional revenues of the 5J acquisition concluded on February 27, 2020 not present in the year ago comparable period.

During the six months ended June 30, 2020, cost of sales increased as a percentage of sales to 106% of revenues, or $15,321,348, compared to 84% of revenues or $2,377,315, for the comparable 2019 period. The increase in cost of sales as a percentage of revenues is primarily the result of the increased non-cash depreciation expense added from the asset heavy 5J acquisition, not present in the year ago comparable period.

For the six months ended June 30, 2020, selling, general and administrative expenses increased to $3,769,270, or 26% of sales, representing an increase of $2,105,832, from $1,663,438 or 58% of sales for the six months ended June 30, 2019. This decrease in selling, general and administrative expenses as a percentage of sales during the six months ended June 30, 2020 compared to the six month period ended June 30, 2019 was primarily due to higher sales covering more fixed costs within selling, general and administrative expenses partially offset by higher acquisition costs during the six month period ended June 30, 2020 of approximately $1,490,000 resulting from the 5J acquisition as well as higher insurance costs and professional fees.

Other expense, net was $1,563,364, an increase of $1,066,060 for the six months ended June 30, 2020 compared to $497,304 during the six month period ended June 30, 2019. The increase in other expense during the six months ended June 30, 2020 resulted from higher interest expense with our revolving line of credit, funding agreements and notes payable, and higher amortization of debt discount, partially offset by a gain on other income, compared to the six months ended June 30, 2019.

During the six months ended June 30, 2020 we incurred a net loss attributable to common shareholders of $6,369,312, or $0.39 per basic and diluted earnings per share. For the six months ended June 30, 2019 we incurred a net loss attributable to common shareholders of $1,691,172 or $0.13 per basic and diluted earnings per share. The net loss in the six month period ended June 30, 2020 resulted primarily from higher cost of revenues resulting in a loss from operations as well as higher interest expenses, including higher non-cash expenses of depreciation and amortization of debt discounts, compared to the six month period ended June 30, 2019. The basic weighted average number of shares of common stock outstanding was 16,537,993 and 13,068,921 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of June 30, 2020, our total assets were $32,717,859  , comprised of $552,759 of cash and cash equivalents, $401,257 in restricted cash, $6,011,962 in accounts receivable, $192,077 in inventory, prepaid and other current assets of $1,522,248  , $21,604,795 in net property and equipment, $681,437 in other assets, $1,625,080 in ROU Asset – operating lease, and $126,244 in net intangible assets. This is an increase in total assets of $26,286,475   over the total assets at December 31, 2019 of $6,431,384. As of June 30, 2020, we have a working capital deficit of $7,186,887, compared to a working capital deficit of $4,062,860 at December 31, 2019.

During the six months ended June 30, 2020, we had cash used in operating activities of $2,150,836 compared to $445,260 of cash used in operating activities for the six months ended June 30, 2019. The net cash used in operating activities for the six months ended June 30, 2020 consists primarily of our net loss, changes in accounts payable, and right of use operating lease liabilities, partially offset by increases to accounts receivable, accrued expenses and other liabilities, depreciation and amortization, prepaid expenses and other assets, and amortization of deferred financing costs. During the six months ended June 30, 2019, we had cash used in operating activities of $445,260, The net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of our net loss and changes in accounts receivable, right of use operating lease liabilities and deferred revenue, partially offset by increases to accounts payable, depreciation and amortization, amortization of deferred financing costs, changes in accrued expenses and other liabilities and stock based compensation.

During the six months ended June 30, 2020, we had net cash used in investing activities of $6,421,791 from cash paid for the acquisition of 5J of $6,320,168 and $101,623 of cash paid for purchase of property and equipment during the period. During the six months ended June 30, 2019, we had net cash used in investing activities of $565,733 from cash paid for Trinity Services acquisition and the purchase of equipment during the period.

Net cash provided by financing activities was $9,496,289 for the six months ended June 30, 2020, compared to net cash provided by financing activities of $1,121,431 for the six months ended June 30, 2019. Our net cash provided by financing activities for the six months ended June 30, 2020 resulted primarily from the net proceeds from our secured notes payable of $7,231,710, net proceeds from our secured line of credit of $2,373,315, and the proceeds from the issuance of convertible notes payable of $1,350,000, which was partially offset by payments on notes payable of $1,152,941, payments of deferred financing costs of $239,558 and payments on notes payable related party of $35,777. For the six months ended June 30, 2019, net cash provided by financing activities was $1,121,431. Our net cash provided by financing activities for the six months ended June 30, 2019 resulted primarily from the net proceeds from our secured line of credit of $772,367, proceeds from the sale of common stock of $359,000, and proceeds from notes payables $280,000, which was partially offset by payments on notes payable of $267,473, payments on notes payable related party of $146,021, and payments on ROU liabilities – finance leases of $30,681.

Our net increase in cash for the six months ended June 30, 2020 was $923,662, as compared to a net cash increase of $110,438 in the six months ended June 30, 2019.

At June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $954,016   and $112,046, respectively. Based on the company’s acquisition of 5J Oilfield Services LLC and 5J Trucking LLC on February 27, 2020, current revenue, and anticipated gross margin improvement from cost cutting measures implemented, along with anticipated new growth from cross selling our customers, we believe cash flow will improve during the remainder of 2020.

We do not believe our cash flows from operations and our current available capital, including the accounts receivable line of credit with an accounts receivable lender established in February 2020 are presently sufficient to sustain our current level of operations for the next twelve months. At June 30, 2020 this line of credit had drawn approximately $2,724,000 of the $10,000,000 of availability. Additionally, we believe we will need to raise additional funds in order to meet the growth, capital expenditures and acquisitions planned for our business through the next twelve months. Currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at June 30, 2020, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 3, 2020, R. Michael Villarreal resigned as a member of our board of directors.  Mr. Villareal’s resignation as a member of our board of directors is not a result of any disagreement with the Company as to its operations, policies or practices.  On August 13, 2020, SMG Industries Inc.’s board of directors appointed Mr. Joseph Page to serve as a member of the Company’s board of directors to fill the vacancy created by the resignation of R. Michael Villarreal.  Mr. Page has been appointed to serve until the next election of directors or until his earlier resignation or removal.

Joseph Page was appointed to serve as a member of our board of directors on August 13, 2020.  Since 2016, Mr. Page has been the Chief Administrative Officer, EVP & General Counsel of Amerisource Capital, a US-based financial lending and equity capital company.  Since 2014, Mr. Page has been Of Counsel to the law firm of Selman, Munson & Lerner.  Mr. Page previously served as CEO and serves as a Director of Venntis Technologies, a technology company focused on lighting and touch integration solutions for the horticultural, appliance and auto industries, since 2014.  Mr. Page also served as CAO, interim CEO and a Director of Synagro Technologies, a private equity backed waste-to-energy company from 2009-2014. Mr. Page also sits on the non-profit boards of HiSPrint Ministries, Tres Dias and Ft. Bend Texans Sports associations.  Mr. Page graduated from The University of Texas with a Bachelor’s of Science in Molecular Biology. Mr. Page received his Doctorate of Jurisprudence in 1994 from South Texas College of Law.

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

SMG Industries Inc.
(Registrant)

August 14, 2020	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)