Form 10-Q
period 2020-09-30
SMG Industries Inc.
filed 2020-11-17
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 13, 2020 was 19,767,034.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$346,559	$30,354
Restricted cash	401,257	-
Accounts receivable, net of allowance for doubtful accounts of $554,779 and $254,483 as of September 30, 2020 and December 31, 2019, respectively	6,187,737	1,172,697
Cost in excess of billings	-	71,185
Inventory	125,454	129,959
Prepaid expenses and other current assets	1,405,993	300,067

Total current assets	8,467,000	1,704,262

Property and equipment, net of accumulated depreciation of $4,554,637 and $957,703 as of September 30, 2020 and December 31, 2019, respectively	21,441,324	4,309,913
Other assets	575,209	19,809
Right of use assets - operating lease	1,522,773	266,158
Intangible assets, net of accumulated amortization $26,255 and $18,758 as of September 30, 2020 and December 31, 2019, respectively	123,745	131,242

Total assets	$32,130,051	$6,431,384

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,540,728	$2,129,475
Accrued expenses and other liabilities	3,166,759	591,619
Right of use liabilities - operating leases current portion	685,274	113,479
Right of use liabilities - finance leases current portion	12,961	47,382
Deferred revenue	30,000	36,379
Secured line of credit	3,498,592	845,036
Current portion of note payable - related party	-	98
Current portion of unsecured notes payable	2,487,310	310,879
Current portion of secured notes payable, net	4,804,614	1,692,775
Current portion of convertible note, net	50,000	-

Total current liabilities	18,276,238	5,767,122

Long term liabilities:
Convertible note payable, net	1,703,593	260,926
Notes payable - unsecured, net of current portion	1,419,424	-
Notes payable - secured, net of current portion	15,586,193	1,135,790
Right of use liabilities - operating leases, net of current portion	1,023,595	164,679
Right of use liabilities - finance leases, net of current portion	14,439	24,315

Total liabilities	38,023,482	7,352,832

Commitments and contingencies

Stockholders' deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 2,000 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; 6,000 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6	-
Common stock - $0.001 par value; authorized 250,000,000 shares as of September 30, 2020 and December 31, 2019; issued and outstanding 19,767,034 and 14,881,372 at September 30, 2020 and December 31, 2019, respectively	19,767	14,881
Additional paid in capital	10,642,632	4,756,194
Accumulated deficit	(16,555,838)	(5,692,525)

Total stockholders' deficit	(5,893,431)	(921,448)

Total liabilities and stockholders' deficit	$32,130,051	$6,431,384

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2020 and 2019

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES	$7,562,148	$2,064,516	$21,977,914	$4,911,401

COST OF REVENUES	9,423,089	1,621,841	24,744,437	3,999,156

GROSS PROFIT (LOSS)	(1,860,941)	442,675	(2,766,523)	912,245

OPERATING EXPENSES:
Selling, general and administrative	1,355,523	815,871	3,628,735	2,491,317
Acquisition costs	-	-	1,485,829	-

Total operating expenses	1,355,523	815,871	5,114,564	2,491,317

LOSS FROM OPERATIONS	(3,216,464)	(373,196)	(7,881,087)	(1,579,072)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,165,229)	(264,473)	(2,824,568)	(644,511)
Other income	-	-	94,587	-
Other expense	(159)	-	(9,000)	-
Gain (loss) on settlement of notes payable	(14,204)	31,494	(14,204)	(73,764)

Total other income (expense)	(1,179,592)	(232,979)	(2,753,185)	(718,275)

NET LOSS	(4,396,056)	(606,175)	(10,634,272)	(2,297,347)

Preferred stock dividends	(97,945)	-	(229,041)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,494,001)	$(606,175)	$(10,863,313)	$(2,297,347)

Net loss per common share
Basic	$(0.24)	$(0.04)	$(0.63)	$(0.17)
Diluted	$(0.24)	$(0.04)	$(0.63)	$(0.17)

Weighted average common shares outstanding
Basic	18,585,474	14,332,823	17,223,571	13,493,944
Diluted	18,585,474	14,332,823	17,223,571	13,493,944

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2020 and 2019

(unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2019	2,000	$2	-	$-	14,881,372	$14,881	$4,756,194	$(5,692,525)	$(921,448)

Shares issued for acquisition of 5J Oilfield Services LLC	-	-	6,000	6	-	-	4,377,994	-	4,378,000
Shares issued for deferred financing cost	-	-	-	-	2,498,736	2,499	417,289	-	419,788
Share based compensation	-	-	-	-	-	-	2,895	-	2,895
Warrant issued for notes payable - debt discount	-	-	-	-	-	-	59,439	-	59,439
Preferred stock dividends	-	-	-	-	-	-	-	(42,123)	(42,123)
Net loss	-	-	-	-	-	-	-	(2,979,231)	(2,979,231)

Balances at March 31, 2020	2,000	2	6,000	6	17,380,108	17,380	9,613,811	(8,713,879)	917,320

Share based compensation	-	-	-	-	-	-	2,895	-	2,895
Preferred stock dividends	-	-	-	-	-	-	-	(88,973)	(88,973)
Net loss	-	-	-	-	-	-	-	(3,258,985)	(3,258,985)

Balances at June 30, 2020	2,000	2	6,000	6	17,380,108	17,380	9,616,706	(12,061,837)	(2,427,743)

Shares issued to settle liabilities	-	-	-	-	445,926	446	65,554	-	66,000
Share based compensation	-	-	-	-	-	-	66,346	-	66,346
Shares issued with debt and beneficial conversion feature on convertible notes	-	-	-	-	1,941,000	1,941	894,026	-	895,967
Preferred stock dividends	-	-	-	-	-	-	-	(97,945)	(97,945)
Net loss	-	-	-	-	-	-	-	(4,396,056)	(4,396,056)

Balances at September 30, 2020	2,000	$2	6,000	$6	19,767,034	$19,767	$10,642,632	$(16,555,838)	$(5,893,431)

Balances at December 31, 2018	-	$-	-	$-	11,910,690	$11,911	$1,567,567	$(1,677,427)	$(97,949)

Shares issued for cash	-	-	-	-	936,000	936	233,064	-	234,000
Shares issued to settle accounts liabilities	-	-	-	-	27,046	27	12,552	-	12,579
Share based compensation	-	-	-	-	-	-	34,420	-	34,420
Net loss	-	-	-	-	-	-	-	(710,262)	(710,262)

Balances at March 31, 2019	-	-	-	-	12,873,736	12,874	1,847,603	(2,387,689)	(527,212)

Shares issued for cash	-	-	-	-	500,000	500	124,500	-	125,000
Shares issued to settle accounts liabilities	-	-	-	-	511,370	511	203,014	-	203,525
Share based compensation	-	-	-	-	200,000	200	38,249	-	38,449
Share issued for acquisition of Trinity Services LLC	2,000	2	-	-	-	-	1,799,998	-	1,800,000
Warrant issued for notes payable - debt discount	-	-	-	-	-	-	165,094	-	165,094
Net loss	-	-	-	-	-	-	-	(980,910)	(980,910)

Balances at June 30, 2019	2,000	2	-	-	14,085,106	14,085	4,178,458	(3,368,599)	823,946

Shares issued to settle liabilities	-	-	-	-	366,266	366	111,740	-	112,106
Share based compensation	-	-	-	-	-	-	166,658	-	166,658
Net loss	-	-	-	-	-	-	-	(606,175)	(606,175)

Balances at September 30, 2019	2,000	$2	-	$-	14,451,372	$14,451	$4,456,856	$(3,974,774)	$496,535

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2020 and 2019

(unaudited)

	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,634,272)	$(2,297,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	72,136	239,527
Depreciation and amortization	3,729,804	338,784
Amortization of deferred financing costs	515,881	204,960
Noncash lease expense	254,282	129,212
Impairment expense	-	12,300
Bad debt expense	262,558	10,087
Loss on settlement of liabilities	21,407	87,923
Gain on disposal of assets	(44,246)	(1,758)
Changes in:
Accounts receivable	2,971,300	68,410
Inventory	4,505	(8,751)
Prepaid expenses and other current assets	533,463	14,306
Accounts payable	(3,502,511)	586,825
Accrued expenses and other liabilities	2,314,338	193,406
Right of use operating lease liabilities	(80,186)	(123,212)
Deferred revenue	(6,379)	(39,877)
Net cash used in operating activities	(3,587,920)	(585,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of 5J Entities, net	(6,320,168)	-
Cash paid for acquisition of Trinity Services, LLC	-	(449,051)
Cash received from sale of property and equipment	44,000	-
Cash paid for purchase of property and equipment	(194,079)	(163,768)
Net cash used in investing activities	(6,470,247)	(612,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(223,558)	-
Proceeds from secured line of credit, net	2,798,447	711,809
Proceeds from notes payable	7,531,810	480,000
Payments on notes payable	(1,905,691)	(275,936)
Payments on ROU liabilities - finance leases	(44,297)	(48,376)
Proceeds from sales of common stock	-	359,000
Proceeds from notes payable, related party	10,400	125,239
Payments on notes payable, related party	(35,777)	(170,967)
Proceeds from convertible notes payable	2,644,295	50,000
Payments in MG Cleaners acquisition - related party	-	(21,000)
Net cash provided by financing activities	10,775,629	1,209,769

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	717,462	11,745

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	30,354	1,608

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$747,816	$13,353

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,445,639	$221,140

Noncash investing and financing activities
Capitalization of ROU assets and liabilities – finance	$-	$43,888
Capitalization of ROU assets and liabilities – operating	$-	$352,785
Non-cash consideration paid for business acquisition	$4,378,000	$-
Non-cash increase in secured notes payable related to acquisition	$5,840,622	$-
Non-cash consideration paid for prepaids from debt financing	$331,065	$-
Note payable for property and equipment	$1,414,021	$-
Intangible assets acquired from issuance of note payable, related party	$-	$1,800,000
Debt discount from issuance of common stock warrants	$59,439	$165,094
Preferred stock dividend	$229,041	$-
Expenses paid by related party	$25,279	$-
Settlement of accounts payable and accrued interest with common stock issuance	$66,000	$-
Settlement of notes payable with common stock issuance	$-	$102,274
Settlement of accounts payable with note payable	$-	$259,193
Shares issued to settle liabilities	$-	$138,016
Shares issued for deferred financing costs	$419,788	$-
Shares issued and beneficial conversion feature on convertible notes payable	$895,967	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

SMG Industries Inc. (“we”, “our”, the “Company” or “SMG”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. The Company original business was the acquisition and stockpile of a rare metal known as Indium used in cell phones and other industrial applications. The Company eventually sold its stockpile and distributed most of the proceeds to its stockholders via special dividends and share repurchases.

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

On February 27, 2020, we entered into Membership Interest Purchase Agreements for the acquisition of all of the membership interests of each of 5J Oilfield Services LLC, a Texas limited liability company (“5J Oilfield”) and 5J Trucking LLC, a Texas limited liability company (“5J Trucking”) (5J Oilfield and 5J Trucking shall be collectively referred to herein as the “5J Entities”). 5J Oilfield and 5J Trucking services the drilling rig transportation and midstream heavy haul logistics market segments. 5J’s business includes transporting midstream compressors, production equipment and infrastructure components such as cement bridge beams with a fleet of more than 100 trucks, 200 trailers and 12 cranes. MG Cleaners LLC., serves the drilling market segment with proprietary branded products including detergents, surfactants and degreasers (such as Miracle Blue®) as well as equipment and service crews that perform on-site repairs, maintenance and drilling rig wash services.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the consolidated statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the nine months ended September 30, 2020, 2,800,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock, 4,806,388 shares issuable from Series B Preferred Stock and 19,442,950 shares issuable from convertible notes were considered for their dilutive effects but were considered anti-dilutive due to the Company’s net loss. For the nine months ended September 30, 2019, 820,000 of stock options, 895,001 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 600,000 shares issuable from convertible notes were considered for their dilutive effects but concluded to be anti-dilutive.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its negative working capital and negative cash flows from operating are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly related to the Company’s acquisition of an additional operating company in 2020 and partly related to the Company cross-selling additional sales initiatives already implemented with the acquisition’s additional customer base. The Company believes that loans obtained under the Paycheck Protection Program in 2020 will be forgiven in accordance with the terms of the program.

NOTE 4 – REVENUE

Disaggregation of revenue

The Company disaggregates revenue between services and products revenue. All revenues are currently in the southern region of the United States.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Service revenue	$7,262,203	$1,446,111	$20,712,401	$2,855,066
Product revenue	$299,945	$618,405	$1,265,513	$2,056,335
Total revenue	$7,562,148	$2,064,516	$21,977,914	$4,911,401

Customer Concentration and Credit Risk

During the nine months ended September 30, 2020, no customers exceeded 10% of revenues.  During the nine months ended September 30, 2019, three of our customers accounted for approximately 38% of our total gross revenues, with customers each accounting for 16%, 12% and 10% respectively. No other customers exceeded 10% of revenues during the nine months ended September 30, 2019.

One customer accounted for approximately 13% of accounts receivable at September 30, 2020, and three customers accounted for approximately 48% of accounts receivable at December 31, 2019. Only one customer exceeded 10% of accounts receivable as of September 30, 2020 and three customers exceeded 10% of accounts receivable as of December 31, 2019. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and by increasing activity with existing, less active customers and relatively smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

NOTE 5 - INVENTORY

At September 30, 2020 and December 31, 2019, inventory consisted of the following components:

	September 30, 2020	December 31, 2019
Raw materials and supplies	$60,246	$46,237
Finished and purchased products	65,208	83,722

Total inventory	$125,454	$129,959

NOTE 6 – LONG-LIVED ASSETS

Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Equipment	$24,340,089	$4,368,196
Downhole oil tools	659,873	671,888
Vehicles	226,067	179,867
Building	715,921	-
Furniture, fixtures and other	54,011	47,665

	25,995,961	5,267,616

Less: accumulated depreciation	(4,554,637)	(957,703)

	$21,441,324	$4,309,913

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $3,722,307 and $317,036, respectively.

Intangible assets

Intangible assets as of September 30, 2020 are related to the acquisition of the RigHands™ assets and the acquisition of tradenames of Momentum Water Transfer Services LLC.

Intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	Useful Life (yr)	September 30, 2020	December 31, 2019
RigHands (Trademark & Formula)	15	$150,000	$150,000
MWST Tradename	10	190,000	190,000

		340,000	340,000

Less: impairment		(190,000)	(190,000)
Less: accumulated amortization		(26,255)	(18,758)

		$123,745	$131,242

Amortization expense for the nine months ended September 30, 2020 and 2019 was $7,497 and $21,748, respectively. Future amortization of the intangible assets for the years ended December 31, 2020, 2021, 2022, 2023, 2024 and beyond are $10,000, $10,000, $10,000, $10,000, $10,000 and $73,745, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of September 30, 2020 and December 31, 2019 included the following:

	September 30, 2020	December 31, 2019
Payroll and payroll taxes payable	$1,044,045	$276,841
Sales tax payable	61,662	44,964
State income tax payable	4,500	-
Property tax payable	157,807	-
Interest payable	449,572	101,776
Credit cards payable	89,700	57,226
Accrued service contracts	52,000	-
Accrued dividend	259,781	-
Settlement accrual	1,040,978	60,000
Other	6,714	50,812

Total Accrued Expenses & Other Liabilities	$3,166,759	$591,619

NOTE 8 – NOTES PAYABLE

Notes payable included the following:

	September	December
	30, 2020	31, 2019
Secured notes payable:

Secured finance facility issued February 2, 2017, bearing effective interest of 6%, due monthly installments ending August 20, 2020.	-	10,573

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023.	24,267	28,000

Secured note payable issued to a shareholder who controls approximately 13.9% of votes issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%. Principal balance $100,000, net of deferred financing costs of $0.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 6.6% of votes issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%. Principal balance $100,000, net of deferred financing costs of $0.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,469	792,470

Secured note payable issued to a shareholder who controls approximately 13.9% of votes issued May 1, 2019, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000, net of deferred financing costs of $7,125. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 13.9% of votes May 1, 2019, bearing interest of 10% per year, due June 30, 2020. Note is currently past due. If a default notice is received, the interest rate will be 14%.	80,000	80,000

Secured note payable issued to a shareholder who controls approximately 13.9% of votes December 12, 2019, bearing interest of 12% per year, due June 3, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	25,000	50,000

Various notes payable secured by equipment of Big Vehicle & Equipment Company, LLC, bearing interest ranging from 2.72% to 8% maturing between February 2020 through August 2023.	510,003	638,859

Secured note payable issued September 20, 2019, bearing interest of 12% per year, due in monthly installments ending December 2019.	-	200,000

Secured note payable issued November 1, 2019, bearing interest of 18% per year, due in monthly installments until loan amount paid in full. Deferred financing costs of $130,712 as of September 30, 2020.	457,492	747,500

Secured promissory note issued on January 23, 2020. The note is due and payable in thirty-six monthly installments of $35,355 commencing on March 25, 2020 and the final installment is due on February 25, 2023. Deferred financing costs associated with this agreement were $177,380 as of September 30, 2020	1,131,360	-

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020. Note is currently past due. If a default notice is received the interest rate will be 10%.	123,818	123,818

Secured note payable issued on February 27, 2020 in connection with the 5J acquisition to a shareholder who owns 100% of Series B convertible preferred stock, bearing interest of 10% per year, due February 1, 2023. In October 2020, note holder was named as a board member	2,000,000	-

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	612,792	-

Secured note payable issued on February 27, 2020 , bearing interest of 10.0% per year, due March 1, 2023. The note holder, owns approximately 13.8% of common shares and has an officer on the Board of Directors of the Company. Deferred financing costs associated with this agreement were $8,760 as of September 30, 2020	1,129,033	-

Secured Master Lease Agreement refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. Deferred financing costs associated with this agreement were $390,397 as of September 30, 2020.	11,805,919	-

Secured promissory notes with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in May, June, August and September 2050.	690,000	-

Secured promissory note issued on June 20, 2020. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. Deferred financing costs associated with this agreement were $279,572 as of September 30, 2020	1,595,475	-
	21,377,628	3,071,220
Less discounts and deferred finance costs	(986,821)	(242,655)
Less current maturities	(4,804,614)	(1,692,775)

Long term secured notes payable, net of current maturities and discounts	$15,586,193	$1,135,790

On February 2, 2017, we refinanced two truck notes existing with a community bank for one new note of $53,610. The term was principal and interest payments monthly over 42 months with an interest rate of 6%. The note is secured by certain trucks and equipment of the Company. The refinanced amount is identical to the remaining principal balance under the previous loan thus no gain or loss has been recognized.

On January 2, 2018, we financed a truck with a note to a bank. The $41,481 note has an interest rate of 6.29% and payments of principal and interest are paid monthly. The note is secured by the truck purchased. This note matures in January 2023.

On December 7, 2018, the Company issued and sold secured promissory notes in the aggregate principal amount of $300,000 to three separate purchasers. In addition to the issuance of the Notes an aggregate of 500,000 warrants (“Warrants”) were issued to the purchasers of the Notes. The Warrants are exercisable for a period of five years and are exercisable at $0.40 per share. Interest on the Notes shall be paid to the purchasers at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Note is one year after the issuance date. These notes are all currently past due. The Notes are secured by all of the assets of the Company and the assets of MWTS, subject to prior liens and security interests. The warrants were valued at $203,337 and recorded as a discount to the notes payable. The discount will be amortized over the life of the notes payable.

On December 7, 2018 the Company issued a 6% note to the MWTS Member in the amount of $800,000 as part of the purchase price for MWTS. The note requires monthly payment of $7,500, matures December 8, 2023 and is secured by all the assets of the Company subject to prior security interests.

On January 11, 2019 the Company issued a 10% note in the amount of $100,000 to a shareholder with ownership interest of 13.9%. The note matured on December 7, 2019 and is secured by a junior lien against the Company assets. In April 2019, the Company issued 511,370 shares of its restricted common stock with a fair value of $203,525 to settle this $100,000 note payable and $2,274 of accrued interest in full. The transaction resulted in a loss on settlement of $101,251.

In May 2019, the Company issued a secured promissory note in the amount of $100,000 with a maturity date of July 1, 2019 to an individual investor. The Company issued a five-year warrant to purchase 100,000 shares of the Company’s common stock at a fixed price of $0.30. The warrants were valued $44,091 and recorded as a debt discount that was fully amortized as of December 31, 2019. On June 18, 2019, the Company issued 150,000 warrants with an exercise price of $0.30 and a term of ten years in exchange for an extension of the maturity date of the note through September 30, 2019. The warrants were valued at $67,223 and will be amortized over the extension period of the note. On October 1, 2019, the Company issued 120,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through March 30, 2020 and is currently past due. If a default notice is received, the interest rate will be 14%. The warrants were valued at $14,330 and which was amortized over the extension period of the note.

In June 2019, the Company issued a 10% secured promissory note in the amount of $80,000 to an individual investor. The Company issued a ten-year warrant to purchase 120,000 shares of the Company’s common stock at a fixed price of $0.30 per share. The warrants were valued at $53,780 and recorded as a debt discount. As of September 30, 2019, $53,780 was amortized leaving a discount balance of $0. On October 2, 2019, the Company issued 100,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through March 30, 2020 and is currently past due. If a default notice is received, the interest rate will be 14%. The warrants were valued at $11,942 and was amortized over the extension period of the note.

On July 26, 2019, the Company paid a vendor payable that totaled $247,637, by issuing a secured promissory note in the name of its frac water company Jake Oilfield Solutions LLC for $123,819. The interest rate was 7% with principal and interest due at maturity July 25, 2020. The remaining balance of $123,818 was converted into 353,766 shares of SMG’s restricted common stock in July 2019. This note is currently past due.

On September 20, 2019, the Company issued a $200,000 12% promissory note. The note is due and payable in three monthly installments, the first two installments are interest only and the third and final installment for the balance of the principal and accrued interest. Note was refinanced in January 2020.

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

On December 12, 2019, the Company issued a $50,000 12% secured promissory note. The note is due and payable in monthly installments of the principal and accrued interest with the first payment of $25,000 due on or before December 19, 2019. The remaining balance shall be paid in $5,000 monthly installments until maturity on June 3, 2020. On December 12, 2019, the Company issued 75,000 warrants with an exercise price of $0.15 and a term of ten years in exchange for a second extension of the maturity date of the note through June 3, 2020 and is currently past due. If a default notice is received, the interest rate will be 14%. The warrants were valued at $17,947 which was amortized over the extension period of the note.

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

On August 31, 2020 the Company entered into its second amendment to Lease Documents with Utica, whereby for a two month period effective October 27, 2020 the Company’s payments were amended to $150,000 per month. Starting December 27, 2020, at the end of the modification period, the Company’s payment will resume at $379,400 through the maturity date of May 27, 2024. This amendment was accounted for as a modification of the debt.    The Utica financing has an effective interest rate of approximately 18.6% following the amendments discussed above.

On May 27, 2020, our wholly-owned subsidiaries, Trinity Services, LLC and MG Cleaners, LLC each executed notes with the SBA for $150,000 in connection with the SBA’s economic injury disaster loan (“EIDL”) program. The notes have a thirty year term, an annual interest rate of 3.75% and payments of $731 are due monthly beginning twelve months from the date of the note. The notes grant the SBA a general security interest in Trinity Services’ and MG Cleaners’ collateral and has no penalty of prepayment.

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

On July 20, 2020, the 5J Specialized, LLC issued a secured promissory note for $1,641,060, which includes precomputed interest of $287,560. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. The note is secured by machinery and equipment owned by SMG.

On August 30, 2020, SMG, executed a note with the SBA for $150,000 in connection with the SBA’s EIDL program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $731 are due monthly beginning twelve months from the date of the note. The note grants the SBA a general security interest in SMG’s collateral and has no penalty of prepayment.

On September 2, 2020, our wholly-owned subsidiary, 5J Trucking, LLC, executed a note with the SBA for $150,000 in connection with the SBA’s EIDL program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $731 are due monthly beginning twelve months from the date of the note. The note grants the SBA a general security interest in 5J Trucking, LLC’s collateral and has no penalty of prepayment.

Notes Payable – Unsecured

	September 30,	December 31,
	2020	2019
Financed insurance premium, Note Payable issued on October 2, 2019, bearing interest of 5.5% per year and due in monthly installments ending July 31, 2020	$-	$75,576

Unsecured note payable with a shareholder who controls approximately 6.6% of votes. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2019) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. Note is currently past due. If a default notice is received, the interest rate will be 15%.	44,559	44,559

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

Unsecured note with vendor, issued a $135,375 10% promissory note due at September 30, 2019. The note was issued in exchange for the settlement of accounts payable. The note is currently past due. If a default notice is received, the interest rate will be 25%.	10,375	85,375

Financed insurance premium, Note Payable issued on October 1, 2019, bearing interest of 6.5% per year and due in monthly installments ending July 28, 2020.	-	73,554

Unsecured promissory note with bank, bearing interest 5.75% annually and matures March 6, 2021.	200,000	-

Unsecured promissory notes with Small Business Administration Paycheck Protection Program, bearing interest 1.00% annually and matures in April and May 2022.	3,616,800	-

Notes payable - unsecured	3,906,734	314,064
Less discount	-	(3,185)
	3,951,734	310,879
Less current portion	(2,487,310)	(310,879)

Notes payable - unsecured, net of current portion	$1,419,424	$-

On October 1, 2019, we entered into a second amendment to an unsecured promissory note to extend the maturity of the secured note held by a stockholder to June 30, 2020 and capitalizing the accrued interest of $4,559 where the total principal of the promissory note is now $44,559. All other terms of the note remained. In connection with this amendment, we issued a new common stock purchase warrant for 40,000 shares, with a ten-year term and a fixed exercise price of $0.15 per share and customary other provisions. The warrants were valued at $4,777 and which was amortized over the extension period of the note. This note is currently past due.

Notes Payable (Related Party)

During the nine months ended September 30, 2020, Stephen Christian advanced $10,400 to the Company, paid expenses on behalf of the Company of $25,279 and was repaid $35,777 by the Company. As of September 30, 2020 and December 31, 2019, $0 and $98 remained outstanding, respectively, with no specific repayment terms or stated interest rate.

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

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the nine months ended September 30, 2020, $69,907 of debt discount was amortized to interest expense.

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

The balances under the above lines of credit was $3,498,592 and $845,036 as of September 30, 2020 and December 31, 2019, respectively.

In April 2020, 5J Oilfield Services LLC was informed by Hancock Whitney Bank, its lender, that they received approval from the U.S. Small Business Administration (“SBA”) to fund 5J’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, 5J has entered into a two-year promissory note. Per the terms of the PPP Loan, 5J will return $10,000 of the SBA advance and receive net cash proceeds of $3,138,100 from  the Hancock Whitney Bank. In accordance with the requirements of the CARES Act, 5J intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on August 22, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

In April and May 2020, SMG., Trinity, Jake and MG, (collectively the “Companies”) were informed by their lender, Prosperity Bank (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Companies’ request for loans under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loans, the Companies have entered into two-year promissory notes. Per the terms of the PPP Loans, SMG received total proceeds of $72,500, Trinity received total proceeds of $195,000, Jake received total proceeds of $21,200 and MG received total proceeds of $190,000 from the Bank. In accordance with the requirements of the CARES Act, the Companies intend to use the proceeds from the PPP Loans primarily for payroll costs. The PPP Loans are scheduled to mature on August 20, 2022 for SMG, August 28, 2020 for Trinity and September 1, 2022 for Jake and MG. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 13.9% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the nine months ended September 30, 2020, $81,625 of debt discount was amortized to interest expense. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the nine months ended September 30, 2020, $39,075 of the discount was fully amortized. On February 27, 2020, the principal amount of $250,000 was converted into the Amerisource Stretch Note and is convertible into the Company’s common stock at a fixed exercise price of $0.25 per share anytime while the note is outstanding.

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8.50%, payable in cash quarterly, matures in two years and is convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share.

In August and September 2020, the Company entered into secured note purchase agreements with seven individual investors for the purchase and sale of convertible promissory notes (“Convertible Notes”) in the principal amount of $1,294,000. The Convertible Notes are convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.10 per share. Interest on the Convertible Notes shall be paid to the investors at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Convertible Notes is two years after the issuance date. The Convertible Notes are secured by all of the assets of the Company, subject to prior liens and security interests. The Company also issued a total of 1,941,000 shares of common stock to the investors, including 1,011,000 to related parties. The Company recognized a debt discount of $895,967 which is equivalent to the relative fair value of the 1,941,000 common shares and the beneficial conversion feature on the Convertible Notes. During the nine months ended September 30, 2020, $43,427 of the discount was amortized. Of the $1,294,000 principal amount, $944,000 of the convertible notes are held by investors who are considered related parties, primarily existing debt holders.  None of the common shares were physically issued to investors as of September 30, 2020. The common shares were issued to the investors by the transfer agent in November 2020.

As of September 30, 2020, the convertible notes, net balance was $1,753,593 which includes related party balances of $1,703,593 and current portion of convertible notes of $50,000. As of December 31, 2019, the convertible notes balance was $260,926.

Future maturities of debt as of September 30, 2020 are as follows:

2020	$7,532,548
2021	8,852,248
2022	6,416,823
2023	5,845,890
2024	2,596,886
Thereafter	627,743
Total	$31,872,138

NOTE 9 – STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2020, the Company issued 2,498,736 shares of the common stock to the noteholders in connection with the sale of the Amerisource Stretch Note. Amerisource serves as agent for the note holders, owns approximately 13.5% of common shares and has an officer on the Board of Directors of the Company.

In July 2020, the Company issued 445,926 shares of its common stock for the settlement of $15,000 of accounts payable and $29,593  of accrued interest. The fair value of the common stock issued was $66,000  resulting in a loss on settlement of $21,407.

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

At any time from issuance, the stated value of each outstanding share of Series A Preferred Stock, plus accrued dividends thereon, shall be convertible (in whole or in part), at the option of the Holder into shares of the Company’s Common Stock at a fixed conversion price of $0.50 per share on the date on which the Holder notices a conversion. As of September 30, 2020, the Company has accrued $82,658 for the Series A preferred stock dividend included in accrued expenses and other liabilities.

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

On July 20, 2020, in connection with the sole holder of the Series A Convertible Preferred stock signing a personal guarantee on a 5J equipment note, the Company agreed and filed an amendment the Series A certificate of designation and terms to increase the coupon rate from 3% to 5% for the remainder of the term and to extend the term prior to non redeemable conversion from June 4, 2020 to July 20, 2021.

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

At any time from issuance, the stated value of each outstanding share of Series B Preferred Stock, plus accrued dividends thereon, shall be convertible (in whole or in part), at the option of the Holder into shares of the Company’s Common Stock at a fixed conversion price of $1.25 per share on the date on which the Holder notices a conversion. As of September 30, 2020, the Company has accrued $177,123 for the Series B preferred stock dividend included in accrued expenses and other liabilities.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

				Weighted
		Aggregate		Average
	Aggregate Number	Exercise Price	Exercise Price Range	Exercise Price
Outstanding, December 31, 2019	845,000	$383,750	$0.24 - $2.00	$0.45
Granted	2,025,000	607,500	0.30	0.30
Exercised	-	-	-	-
Cancelled, forfeited or expired	(70,000)	(52,500)	0.30 - 2.00	0.75
Outstanding, September 30, 2020	2,800,000	$938,750	$0.24 - $0.79	$0.34
Exercisable, September 30, 2020	833,334	$326,334	$0.24 - $0.79	$0.39

On February 28, 2020, the Company issued 2,025,000 common stock options to 5J and SMG employees. The options vest equally over a three-year period starting on February 28, 2021. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price, $0.168 , Exercise price, $0.30, Term 5 years, Volatility 222.83%, Discount rate, 0.89%.

The weighted average remaining contractual life is approximately 2.49 years for stock options outstanding on September 30, 2020. At September 30, 2020 there was no intrinsic value to the outstanding stock options.

During the nine months ended September 30, 2020 and 2019, the Company recognized $72,136 and $147,431 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2020, the Company had $272,041 of unrecognized expenses related to options.

Summary Stock warrant information is as follows:

				Weighted
		Aggregate		Average
	Aggregate Number	Exercise Price	Exercise Price Range	Exercise Price
Outstanding, December 31, 2019	1,430,001	$430,000	$0.15-$0.75	$0.30
Granted	333,334	66,667	0.20	0.20
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, September 30, 2020	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, September 30, 2020	1,763,335	$496,667	$0.15 - 0.75	$0.28

In March 2020, the Company granted 333,334 warrants to two debt holders with a ten-year term and an exercise price of $0.20. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.18, Exercise price, $0.20, Term 10 years, Volatility 183.29%, Discount rate, 0.74%. During the nine ended September 30, 2020, the fair value of $59,439 was recoded as a notes payable discount and will be amortized over the life of the notes payable.

The weighted average remaining contractual life is approximately 6.35 years for stock warrants outstanding on September 30, 2020. At September 30, 2020 there was no intrinsic value of outstanding stock warrants.

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

Pursuant to the terms of the 5J Oilfield Membership Interest Purchase Agreement (“5J Oilfield Agreement”), we acquired 100% of the issued and outstanding membership interests from the sole member of 5J Oilfield (“5J Oilfield Member”), pursuant to which 5J Oilfield has become a wholly-owned subsidiary of SMG. Pursuant to the terms of the 5J Oilfield Agreement, we have: (i) paid the 5J Oilfield Member $6,840,000 in cash; (ii) issued 6,000 shares of our 5% Series B Convertible Preferred Stock (“Preferred Stock”), stated value $1,000 per share; (iii) assumed or refinanced the obligation for truck notes owed by 5J and its affiliates in the principal amount of $1,034,000 and paid off a community line of credit balance as of closing in the amount of $5.86 million; and (iv) caused 5J Oilfield to issue a note (“Seller Note”) to the 5J Oilfield Member in the principal amount of $2,000,000 (“5J Oilfield Purchase Price”).

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

The Company’s consolidated revenue for the three and nine months ended September 30, 2020 were $6,810,714 and $18,670,321 and with consolidated net loss for the three and nine months ended September 30, 2020 of $3,435,575 and $6,757,652 related to the operations of 5J Entities since the acquisition date.

Trinity Services LLC

On June 3, 2019 we entered into an Agreement and Plan of Share Exchange dated as of such date (the “Trinity Exchange Agreement”) with Trinity Services LLC, a Louisiana limited liability company (“Trinity”) and the sole member of Trinity (the “Trinity Member”). The acquisition of Trinity closed on June 26, 2019 (“Closing Date”). On the Closing Date, pursuant to the Exchange Agreement, we acquired one hundred percent (100%) of the issued and outstanding membership interests of Trinity (“Trinity Membership Interests”) from the Trinity Member pursuant to which Trinity will become our wholly owned subsidiary (“Trinity Acquisition”). In accordance with the terms of the Trinity Exchange Agreement, and in connection with the completion of the Acquisition, on the Closing Date we will: (i) issue 2,000 shares of our 3% Series A Secured Convertible Preferred Stock (“Preferred Stock”), stated value $1,000 per share, (ii) pay $500,000 in cash to the Trinity Member, and (iii) assume approximately $850,000 in notes related to equipment owned by Trinity (“Purchase Price”).

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
$2,439,000

The Company’s consolidated revenue for the three and nine months ended September 30, 2020 were $388,170 and $1,625,778 with consolidated net loss for the three and nine months ended September 30, 2020 of $242,903 and $607,361 related to the operations of Trinity since the acquisition date.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and nine months ended Sept 30, 2020 and 2019 as if the 5J Acquisition and Trinity acquisition occurred on January 1, 2019. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenue	$7,562,148	$14,350,513	$29,538,424	$50,874,337
Operating loss	(3,250,482)	(2,200,424)	(7,261,638)	(6,153,117)
Net loss attributable to common shareholders	(4,544,002)	(2,699,546)	(10,696,749)	(8,072,109)
Net loss per common share	$(0.24)	$(0.19)	$(0.62)	$(0.60)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On October 31, 2017, and made effective as of September 20, 2017, the Company entered into an employment agreement with Stephen Christian, the former Managing Member, and current President, of our subsidiary MG and EVP of SMG. The term is for three years with a monthly salary of $8,333 for the first six months of the effective date and $10,000 a month thereafter. Other terms include payment of Mr. Christian’s health care insurance, use of a company truck and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Christian six months’ severance pay. In May 2019, the Company adjusted the pay to $14,167 per month.

On October 31, 2017, and made effective October 1, 2017, the Company entered into an employment agreement with Matthew Flemming, our Chief Executive Officer. The term is for three years with a monthly salary of $15,000 for the period. The terms of the agreement also include providing health care, auto allowance of $750 per month if a car is not provided by the Company, and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Flemming six months’ severance pay. At the 5J closing, in connection with Mr. Flemming’s absolute requirement to personally guarantee the Utica debt of the acquisition, the Board of directors granted Mr. Flemming a $5,000 per month guarantee fee to be paid monthly until the guarantee was eliminated. Mr. Flemming waived that fee during through September 30, 2020.

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

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019
Lease Cost
Operating lease cost	$136,034	$338,942	$109,529	$212,439
Finance lease cost
Amortization of right-of-use assets	3,336	24,392	10,476	28,216
Interest on lease liabilities	1,312	5,029	4,969	17,207
Total finance lease cost	$4,648	$29,421	$15,445	$45,423
Short-term lease cost	$362,929	$594,321	$134,082	$474,726
Variable lease cost	-	-	-	-
Sublease income	-	-	-	-
Total lease cost	$503,611	$962,684	$259,056	$732,588

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$143,855	$123,212
Operating cash flows from finance leases	$5,029	$17,207
Financing cash flows from finance leases	$44,297	$48,376

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2020:

Lease Position	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$1,522,773	$266,158
Right of use liability operating lease current portion	$685,274	$113,479
Right of use liability operating lease long term	1,023,595	164,679
Total operating lease liabilities	$1,708,869	$278,158

Finance Leases
Equipment	$184,810	$190,241
Accumulated depreciation	(86,927)	(38,691)
Net Property	$97,883	$151,550
Long-term debt due within one year	12,961	47,382
Long-Term Debt	14,439	24,315
Total finance lease liabilities	$27,400	$71,697

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.7	3.6
Finance leases	0.6	1.6
Weighted-average discount rate
Operating leases	13.0%	13.0%
Finance leases	2.6%	9.0%

The following table provides the maturities of lease liabilities at September 30, 2020:

At September 30, 2020 the Company had no additional leases which had not yet commenced.

	Operating	Finance
	Leases	Leases
Maturity of Lease Liabilities at September 30, 2020
2020	$322,799	$3,943
2021	529,862	15,769
2022	470,674	10,404
2023	417,501	1,287
2024	202,000	-
2025 and thereafter	10,750	-
Total future undiscounted lease payments	$1,953,586	$31,403
Less: Interest	(244,717)	(4,003)
Present value of lease liabilities	$1,708,869	$27,400

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

During the three months ended September 30, 2020, the company entered into new convertible notes payable with related parties totaling approximately $944,000 in principal. See Note 8.

NOTE 15 – SUBSEQUENT EVENTS

In October 2020, the Company awarded a total of 205,000 common stock options to certain employees to purchase common stock at an exercise price of $0.30 per share for a period of six years, vesting annually over three years.

On October 20, 2020 the Company expanded the Board of Directors by filling a vacant seat and adding two seats including installing Messer’s Brady Crosswell, Todd Riedel and James E. Frye Jr to the board.

On November 10, 2020, the Company filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware, increasing its authorized number of shares of common stock to 250,000,000 in connection with our Definitive 14C information statement filed with the SEC on September 28, 2020, pursuant to which a majority of our stockholders entitled to vote thereon approved such action.

On November 12, 2020, the Company physically issued the 1,941,000 common shares to the investors of the August and September 2020 convertible notes, pursuant to the terms of the note agreements. These shares were shown as issued and outstanding as of September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc., and our wholly-owned subsidiaries 5J Oilfield Services, LLC, 5J Trucking, LLC, 5J Specialized LLC, MG Cleaners LLC, Momentum Water Transfer Services LLC, Jake Oilfield Solutions LLC, and Trinity Services LLC..  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview

We are a growth-oriented transportation and industrial services company in the domestic United States.  Our strategy is a ‘buy & build’ growth strategy of consolidating middle market companies and generating organic growth post-acquisition when possible from removing business constraints and strategic cross-selling of products and services across market segments benefiting us with higher utilization and customers with more efficient costs.

Our two focused market segments are served via the following wholly-owned operating subsidiaries:

Transportation Services:

•	5J Trucking LLC

•	5J Oilfield Services LLC

•	5J Specialized LLC

Industrial Services:

•	Trinity Services LLC, and
•	MG Cleaners LLC.
•	Momentum Water Transfer Services LLC

These two focused market segments provide a range of logistics and industrial services including:

•	Logistics and heavy haul of production equipment and infrastructure components such as bridge beams, cement and heavy equipment,

•	Transportation of midstream compressors,

•	Super Heavy Haul above 240,000 pounds permitted loads that include wind energy towers, heat exchanges, power generation equipment and refinery components, Cranes used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components,

•	Drilling rig move and relocation for drilling contractors and oil and gas operators,

•	Construction equipment including excavators, tractors and back hoes used to build large cement reinforced dirt locations of oil and gas drilling pads (multi-well pads), creating and covering reserve pits and lease roads for operators and service companies,

•	Products sales of degreasers, surfactants and detergents used in industrial and oilfield applications,

•	Services crews that perform mechanic repair and maintenance,

•	Product sales of cleaning equipment used in industrial and oilfield customers, and

We are headquartered in Houston, Texas with facilities in Odessa, Floresville, Palestine, Carthage, and Waskom, Texas. Our web site is www.SMGIndustries.com,

On September 19, 2017, we entered into an exchange agreement with all of the members of MG Cleaners, LLC (“MG”) pursuant to which we acquired one hundred percent of the issued and outstanding membership interests of MG (“MG Membership Interests”) pursuant to which MG became our wholly-owned subsidiary. In connection with the acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash ($250,000 in cash at closing) to the MG Members.

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

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s Form 10-K/A as filed with the SEC on June 8, 2020. Of these policies, the following are considered critical to an understanding of the Company’s unaudited consolidated financial statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Share-Based Payment Arrangements, (3) Revenue Recognition and (4) Income Taxes. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Our sales for the three months ended September 30, 2020 were $7,562,148, an increase of approximately 266%, from $2,064,516 for the three months ended September 30, 2019. The increase in revenues for the three months ended September 30, 2020 was primarily attributable to the additional revenues of the 5J acquisition concluded on February 27, 2020, not present in the year ago comparable period.

During the three months ended September 30, 2020, cost of sales increased as a percentage of sales to 126% of revenues, or $9,423,089, compared to 78.5% of revenues or $1,621,841, for the comparable 2019 period. The increase in cost of sales as a percentage of revenues is primarily the result of the increased non-cash deprecation cost added from the asset-heavy 5J acquisition, and the change in sales margin mix, not present in the year ago comparable period.

For the three months ended September 30, 2020, operating expenses were $1,355,523, or 18% of sales, representing an increase of $539,652, from $815,871 or 39.5% of sales for the three months ended September 30, 2019. The increase in operating expenses was related to increases in selling, general and administrative expenses as a percentage of sales during the three months ended September 30, 2020 compared to the three month period ended September 30, 2019 was primarily due to higher sales covering more fixed costs within selling, general and administrative expenses partially offset by higher insurance expenses, professional fees and bad debt expense of $163,035 during the third quarter 2020.

Other expense, net was $1,179,592, an increase of $946,613 for the three months ended September 30, 2020 compared to $232,979 during the three month period ended September 30, 2019. The increase in other expense during the three months ended September 30, 2020 resulted from higher interest expense with our revolving line of credit, equipment leases, notes, funding agreements and convertible notes payable compared to the three months ended September 30, 2019.

During the three months ended September 30, 2020 we incurred a net loss attributable to common shareholders of $4,494,001 or $0.24 per basic and diluted earnings per share. For the three months ended September 30, 2019 we incurred a net loss attributable to common shareholders of $606,175 or $0.04 per basic and diluted earnings per share. The net loss in the three month period ended September 30, 2020 resulted primarily from higher cost of revenues and resulting in a loss from operations as well as higher interest expenses, compared to the three month period ended September 30, 2019. The basic weighted average number of shares of common stock outstanding was 18,585,474 and 14,332,823 for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Our sales for the nine months ended September 30, 2020 were $21,977,914, an increase of approximately 347%, from $4,911,401 for the nine months ended September 30, 2019. The increase in revenues for the nine months ended September 30, 2020 was primarily attributable to the additional revenues of the 5J acquisition concluded on February 27, 2020, not present in the year ago comparable period.

During the nine months ended September 30, 2020, cost of sales increased as a percentage of sales to 113% of revenues, or $24,744,437, compared to 81.4% of revenues or $3,999,156, for the comparable 2019 period. The increase in cost of sales as a percentage of revenues is primarily the result of the increased non-cash depreciation expense added from the asset heavy 5J acquisition, and change in sales margin mix not present in the year ago comparable period.

For the nine months ended September 30, 2020, operating expenses increased to $5,114,564, or 23.4% of sales, representing an increase of $2,623,247, from $2,491,397 or 50.7% of sales for the nine months ended September 30, 2019. The increase in operating expenses was related to increases in selling, general and administrative expenses as a percentage of sales during the nine months ended September 30, 2020 compared to the nine month period ended September 30, 2019 was primarily due to higher sales covering more fixed costs within selling, general and administrative expenses and higher acquisition costs during the nine month period ended September 30, 2020 of approximately $1,485,829 resulting from the 5J acquisition as well as higher insurance costs, bad debt expense of $262,558 and professional fees.

Other expense, net was $2,753,185, an increase of $2,034,910 for the nine months ended September 30, 2020 compared to $718,275 during the nine month period ended September 30, 2019. The increase in other expense during the nine months ended September 30, 2020 resulted from higher interest expense with our revolving line of credit, equipment lease, funding agreements and notes payable, and higher amortization of debt discount compared to the nine months ended September 30, 2019.

During the nine months ended September 30, 2020 we incurred a net loss attributable to common shareholders of $10,863,313, or $0.63 per basic and diluted earnings per share. For the nine months ended September 30, 2019 we incurred a net loss attributable to common shareholders of $2,297,347 or $0.17 per basic and diluted earnings per share. The net loss in the nine month period ended September 30, 2020 resulted primarily from higher cost of revenues resulting in a loss from operations as well as higher interest expenses, including higher non-cash expenses of depreciation and amortization of debt discounts, compared to the nine month period ended September 30, 2019. The basic weighted average number of shares of common stock outstanding was 17,223,571 and 13,493,944 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, our total assets were $32,130,051, comprised of $346,559 of cash and cash equivalents, $401,257 in restricted cash, $6,187,737 in accounts receivable, $125,454 in inventory, prepaid and other current assets of $1,405,993, $21,441,324 in net property and equipment, $575,209 in other assets, $1,522,773 in ROU Asset – operating lease, and $123,745 in net intangible assets. This is an increase in total assets of $25,698,667 over the total assets at December 31, 2019 of $6,431,384. As of September 30, 2020, we have a working capital deficit of $9,809,238, compared to a working capital deficit of $4,062,860 at December 31, 2019.

During the nine months ended September 30, 2020, we had cash used in operating activities of $3,587,920 compared to $585,205 of cash used in operating activities for the nine months ended September 30, 2019. The net cash used in operating activities for the nine months ended September 30, 2020 consists primarily of our net loss, changes in accounts payable, and right of use operating lease liabilities, and loss on disposal of assets, partially offset by increases to depreciation and amortization, accounts receivable, accrued expenses and other liabilities, prepaid expenses and other assets, and amortization of deferred financing costs. During the nine months ended September 30, 2019, we had cash used in operating activities of $585,205, the net cash used in operating activities for the nine months ended September 30, 2019 consists primarily of our net loss, right of use operating lease liabilities, deferred revenue and inventory changes, partially offset by increases to accounts payable, depreciation and amortization, stock based compensation, bad debt expense as well as noncash lease expenses, accrued expenses and other liabilities.

During the nine months ended September 30, 2020, we had net cash used in investing activities of $6,470,247 from cash paid for the acquisition of 5J of $6,320,168, $194,079 of cash paid for purchase of property and equipment and $44,000 in cash proceeds from the sale of property and equipment during the period. During the nine months ended September 30, 2019, we had net cash used in investing activities of $612,819 from cash paid for the acquisition of Trinity Services and cash paid for the purchase of equipment during the period.

Net cash provided by financing activities was $10,775,629 for the nine months ended September 30, 2020, compared to net cash provided by financing activities of $1,209,769 for the nine months ended September 30, 2019. Our net cash provided by financing activities for the nine months ended September 30, 2020 resulted primarily from the net proceeds from our secured notes payable of $7,531,810, net proceeds from our secured line of credit of $2,798,447, and the proceeds from the issuance of convertible notes payable of $2,644,295, which was partially offset by payments on notes payable and lease finance liabilities of $1,949,988, payments of deferred financing costs of $223,558 and payments on notes payable related party of $35,777. For the nine months ended September 30, 2019, net cash provided by financing activities was $1,209,769. Our net cash provided by financing activities for the nine months ended September 30, 2019 resulted primarily from the net proceeds from our secured line of credit of $711,809, proceeds from sales of our common stock of $359,000, the proceeds from the issuance of notes payable of $480,000, which was partially offset by payments on notes payable of $275,936 and payments on note payable related party of $170,967, and payments on right of use liabilities – finance leases of $48,376.

Our net increase in cash for the nine months ended September 30, 2020 was $717,462, as compared to a net cash increase of $11,745 in the nine months ended September 30, 2019.

At September 30, 2020 and December 31, 2019, we had cash and cash equivalents and restricted cash of $747,816 and $30,354, respectively. Based on the Company’s acquisition of 5J Oilfield Services LLC and 5J Trucking LLC on February 27, 2020, current revenue, and anticipated gross margin improvement from cost cutting measures implemented, along with anticipated new growth from cross selling our customers, we believe cash flow will improve during the remainder of 2020.

We do not believe our cash flows from operations and our current available capital, including the accounts receivable line of credit with an accounts receivable lender established in February 2020 are presently sufficient to sustain our current level of operations for the next twelve months. At September 30, 2020 this line of credit had drawn approximately $3,225,630 of the $10,000,000 of availability. Additionally, we believe we will need to raise additional funds in order to meet the growth, capital expenditures and acquisitions planned for our business through the next twelve months. Currently we are not a party to any binding agreement with respect to potential investments in, or acquisitions of businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, at September 30, 2020, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Between August 20, 2020 and September 17, 2020, we sold an aggregate of $1,294,000 principal amount of convertible notes to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended. One and one-half shares of our common stock were issued to the purchasers of the convertible notes for each one dollar in principal amount of convertible note purchased by the investors, or an aggregate of 1,941,000 shares of common stock. The proceeds from the sale of the convertible notes were used by the Company for working capital and general corporate purposes.

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

In September 2020, the Company’s board of directors executed a unanimous written consent amending the Company’s by-laws to reflect the Company’s correct corporate name.

On October 20, 2020, the Company filed an amendment to its certificate of incorporation increasing the authorized number of shares of its common stock from 25,000,000 to 250,000,000.

On October 20, 2020 the Company expanded the Board of Directors by adding three seats and installed Messer’s Brady Crosswell, Todd Riedel and James E. Frye Jr to the board.

Item 6.	Exhibits.

Exhibit No.		Description of Document
3.7		Amended and Restated By-Laws

3.8		Amendment to Certificate of Incorporation dated October 20, 2020

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.	ins	XBRL Instance Document

101.	sch	XBRL Taxonomy Extension Schema Document

101.	cal	XBRL Taxonomy Calculation Linkbase Document

101.	def	XBRL Taxonomy Definition Linkbase Document

101.	lab	XBRL Taxonomy Label Linkbase Document

101.	pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Industries Inc.
(Registrant)

November 17, 2020	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)