Form 10-K
period 2020-12-31
SMG Industries Inc.
filed 2021-04-19
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-54391

SMG INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N. Post Oak Road, Suite 315
Houston, Texas 77024	(713) 821-3153
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2020 was $839,761.

The number of shares of the registrant’s common stock outstanding as of April 19, 2021 was 19,671,258.

Documents Incorporated by Reference

None

SMG Industries Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2020

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

We are a growth-oriented Transportation Services company focused on the domestic logistics market.  Our primary business objective is to grow our operations and create value for our stockholders through organic growth and strategic acquisitions. We have implemented a Buy & Build growth strategy of acquiring middle market transportation companies and generating organic growth post-acquisition when possible by removing business constraints and strategic cross-selling of services benefiting us with higher equipment utilization and market share. We believe our business focus and equipment fleet position us to be significant participant in the domestic United States infrastructure market.

Our wholly-owned operating subsidiaries are:

•	5J Trucking LLC
•	5J Oilfield Services LLC
•	5J Specialized LLC
•	5J Transportation LLC
•	5J Brokerage LLC

Our operating subsidiaries provide a range of Transportation Services such as:

•	Transporting infrastructure components including bridge beams and power generation transformers
•	Transporting wind energy components
•	Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components
•	Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects
•	Transportation of midstream compressors
•	Flatbed freight
•	Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components
•	Drilling rig relocation for drilling contractors and oil and gas operators
•	Freight brokerage

In connection with our focus to expand our Transportation Services business and exit certain up-stream oil and gas (O&G) industrial-related businesses, the financial results of the following business have been classified as as discontinued operations on our consolidated financial statements for the following businesses:

•	MG Cleaners LLC. The Company sold this business in December 2020
•	Trinity Services LLC

We are headquartered in Houston, Texas with facilities in Tomball, Odessa, Floresville, Henderson, Victoria and Palestine, Texas. Our web site is www.SMGIndustries.com.

Our Corporate History and Background

We were incorporated under the laws of the State of Delaware on January 7, 2008. From inception through December 31, 2014, our primary business purpose was to stockpile indium, a specialty metal that is used as a raw material in a wide variety of consumer electronics manufacturing applications. As of December 31, 2014, we sold all the indium from our stockpile. As a result, at such time we were no longer in the business of purchasing and selling indium. In 2015, our Board of Directors approved a cash distribution to our stockholders and a share repurchase program. After completion of the cash distribution and the share repurchase program the Company sought a new growth platform and focused on its current strategy of acquiring and growing operating businesses.

Buy and build Approach

On September 19, 2017, we completed our initial acquisition and acquired one hundred percent of the issued and outstanding membership interests (“MG Membership Interests”) of MG Cleaners LLC, a Texas limited liability company (“MG”) pursuant to which MG became our wholly owned subsidiary (the “MG Acquisition”). In connection with the MG Acquisition, we issued 4,578,276 shares and agreed to pay $300,000 in cash to the MG Members, payable with $250,000 at closing and the remaining $50,000 paid to the MG Members upon the completion of the Company’s sale of a minimum of $500,000 of its securities in a private offering to investors.

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

On December 7, 2018, we acquired one hundred percent of the issued and outstanding membership interests (“MWTS Membership Interests”) of Momentum Water Transfer Services LLC, a Texas limited liability company (“MWTS”) pursuant to which MWTS became our wholly owned subsidiary (the “MWTS Acquisition”). In connection with the MWTS Acquisition, we issued 550,000 shares of our common stock, paid $361,710 in cash to the MWTS members and issued a note payable to the MWTS member in the aggregate amount of $800,000. Principal and interest on the note shall be repaid in sixty (60) equal monthly payments of $7,500 (“Installment Payments”) and a final balloon payment for the remaining principal and accrued interest due on the maturity date. The note bears interest at a rate of 6% per annum.

On June 27, 2019, we acquired one hundred percent of the issued and outstanding membership interests (“Trinity Membership Interests”) of Trinity Services LLC, a Louisiana limited liability company (“Trinity”) pursuant to which Trinity became our wholly-owned subsidiary (the “Trinity Acquisition”). In connection with the Trinity Acquisition, we issued 2,000 shares of our Series A Convertible Preferred Stock, with a stated value of $1,000 per share, to the sole member of Trinity. The Series A Convertible Preferred Stock is convertible at a fixed price of $0.50 per share and is convertible into an aggregate of 4,000,000 shares of the Company’s common stock. In December 2020, management decided to cease the operations of this business, and began the process of auctioning the acquired fixed assets. The financial statement impact of the Trinity business is presented as discontinued operations in this Annual Report.

On February 27, 2020, we acquired one hundred percent of the membership interests of each of 5J Oilfield Services LLC (“5J Oilfield”) and 5J Trucking LLC (“5J Trucking”), combined referred to as “5J”. The aggregate purchase price of 5J was $12.7 million, consisting of a combination of cash, notes and Series B Convertible Preferred Stock. In connection with the 5J Acquisition, we issued 6,000 shares of our Series B Convertible Preferred Stock, with a stated value of $1,000 per share, to the sole member of 5J. The Series B Convertible Preferred Stock is convertible at a fixed price of $1.25 per share and is convertible into an aggregate of 4,800,000 shares of the Company’s common stock. In December 2020, we agreed with the holder of the Series B Convertible Preferred Stock to the return and cancellation of all 6,000 shares of Series B Convertible Preferred Stock to the Company, as a result thereof, there are currently no shares of Series B Convertible Preferred Stock outstanding.

Domestic Industry Overview by Business

Transportation Services Business

Heavy Haul

A heavy haul or oversize load is a load that exceeds the standard or ordinary legal size and/or weight limits for a truck to convey on a specified portion of road, highway, or other transport infrastructure. Also, a load that exceeds the per-axle limits, but not the overall weight limits, is considered overweight. Examples of oversize/overweight loads include construction machines (cranes, front loaders, backhoes, etc.), wind energy components, production equipment used in energy, midstream compressors, pre-built homes, power generation components, containers, and infrastructure elements (such as bridge beams and industrial equipment).

Super Heavy Haul

A super heavy haul is a permit-required over-dimensional load that typically exceeds 254 thousand pounds gross vehicle weight and requires specialized equipment. Examples of this type of load include refinery components, boilers, slug catchers, vessels, large natural gas compressors, large wind components for renewable energy, and transformers for the power industry.

Drilling Rig Mobilization

Moving a drilling rig involves mobilization of the rig’s substructure, derrick, power generation and mud and pumping equipment, and drill pipe. Typically, jobs are quoted in ten-mile increments with most mobilizations within a hundred mile radius. These moves can include cold stack rigs coming out of storage into the field.

Commodity Freight

Legal loads not requiring permits that include mining and drilling equipment, lumber, pipe, heavy equipment, heavy machinery, coil tubing, steel, solar panels, and generators.

Freight Brokerage

Brokerage services are utilized when an existing, or new customer has logistics needs that exceed our current scope of services or equipment and we arrange for a carrier on their behalf. This service line was recently integrated in-house in lieu of outsourcing brokerage services to a third party to raise the value to our customers.

Sold and Discontinued Businesses

MG Cleaners LLC

Our former subsidiary, MG Cleaners, which we acquired in September 2017 preformed drilling rig cleaning products and services. MG sold a line of surfactants, decreases and soaps, provided cleaning equipment including industrial pressure washers as a dealer and offered mechanic repairs and rig wash services to customers

On December 22, 2020, the Company, as the sole member of MG Cleaners LLC (“MG”), entered into a share exchange agreement with S&A Christian Investments L.L.C. (“S&A”) pursuant to which the Company transferred all of the membership interests of MG (“MG Interests”) to S&A in exchange for Stephen Christian, the control person of S&A, returning 1,408,276 shares of the Company’s common stock, par value $.001 per share to the Company for cancellation, additional consideration received by the Company in connection with the transaction included the removal of the Company as a guarantor of certain MG debt. The financial results of MG Cleaners have been reclassified as discontinued operations in all periods presented within this filing.

Trinity Services LLC

Operating in East Texas and Northern Louisiana for more than ten years, Trinity built drilling pad locations, reserve and water pits and lease roads for O&G operators. Trinity owns in excess of 20 motor graders, tractors, excavators, bulldozers and backhoes. Trinity’s well site services group operated a work-over rig that performed services and repairs to existing producing gas and oil wells in the same geographic area. In December 2020, the Company decided to cease the operations of Trinity Services, LLC., The financial results of this businesses have been classified as discontinued operations on our consolidated financial statements in all periods presented within this filing.

Company Strategies

Buy and Build

Our strategy involves growth resulting from making acquisitions of private owner-operated lower or middle-market size transportation services and related businesses operating in the Southwest United States with a plan to grow them post-acquisition. Our management team seeks to identify companies that have good reputations and customers, and complementary service lines. We plan for additional growth, post-acquisition, of these targets by identifying business constraints which can be removed once acquired by us. These business constraints typically can be a lack of equipment, working capital, systems, sales force or MSAs and customer agreements. This strategy differs, in management’s view, from a “roll-up” as we do not make acquisitions just for cost saving synergies from elimination of duplicate personnel, consolidation of facilities, etc., but rather by adding personnel, capital and customers for anticipated future growth.

The acquisition of 5J in February 2020 added heavy haul, super heavy haul, drilling rig mobilization and commodity freight to our lines of service.

Diversify Existing Service Offerings

Our strategy of developing or adding additional lines of service such as heavy haul of bridge beams and wind energy components will diversify our business and provide enhanced service offerings to our customers. In addition, we plan to further diversify into logistics with brokerage services.

Add owner operator trucking companies to balance transportation business

For independent trucking company fleets with less than 100 tractors it can be customary to ‘lease on’ with a larger transportation firm benefitting from their back-office infrastructure, insurance policies and ancillary equipment. 5J has historically sought a balance between company owned drivers and equipment as well as owner/operators leased on. 5J can average about 100 tractors through ten to fifteen owner operators that lease on. The revenue share lease allows our owner/operators to operate more efficiently, and we do not have to carry their assets and fixed overhead creating a balance for our transportation business.

Cross-sell Customer Bases of Acquired Transportation Companies

We currently have over 200 customers, many of which are leading companies in their respective fields. Our strategy of cross-selling customer bases of acquired companies allows us to enhance our service offerings and our relationships with our customers by bringing other services to them that we develop or acquire when there is a demand.

Reduce upstream Oil & Gas focus

We have seen a reduction in hydrocarbon prices and upstream oil and gas customer activity in the domestic US. 5J’s legacy business started with drilling rig mobilization almost twenty years ago and we have strategically pivoted over the last few year reducing concentration on oil and gas markets and instead focused on infrastructure business of hauling bridge beams, wind energy components and power transformers. We believe we will likely continue to have exposure in the upstream O&G market given the geography and customers we serve, as such, our strategy is to reduce the overall percentage to a minority share of our business.

Divest or wind-down non-strategic businesses

In December 2020 we sold MG Cleaners and decided to cease the operations of Trinity Services LLC. The financial results of these businesses have been classified as discontinued operations on our consolidated financial statements in all periods presented within this filing.

Geographic Focus

Currently, a large portion of our more than 200 customers have a geographic presence in Texas. Our facilities and locations are strategically located in Houston, Tomball, Odessa, Floresville, Alice, Palestine, Victoria and Waskom, Texas. This strategy permits us to avoid the additional expense of managing operations in other areas of the US such as North Dakota or New England.

Our company headquarters are located in Houston, Texas.

Sales Channels

The Company’s sales plan includes utilizing employed sales personnel based in our various locations that are engaged to generate sales for the. Our sales personnel are typically compensated on a fixed base salary plus performance incentives. We also engage commission only salespersons from time to time to supplement the main employee-based sales force. We believe transportation services is a relationship-based business where sales relationships are important as well as safety record, equipment profile and quality of our employed and commission-based salespersons.

Employees

As of December 31, 2020, we had 199 employees of whom 29 were administrative, 8 were in sales and marketing and 162 were in service or operations. In addition, we may employ independent contractors from time to time. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid day rates or hourly commensurate with the job. Employees and independent contractors are required to execute agreements with us that set forth terms of engagement and contain customary confidentiality and non-competition provisions.

Corporate Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act have been filed with the Securities and Exchange Commission (SEC). Such reports and other information that we file with the SEC are available on our website at www.SMGIndustries.com when such reports are filed with the SEC. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting SMG Industries Inc. by calling (713) 821-3153.

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

The effects of the COVID-19 (coronavirus) pandemic and related variants, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, as well as for our services. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, has had, and should the pandemic continue, is reasonably likely to continue to have, a material adverse impact on the demand for our services. The decline in our customers’ demand for our services could continue to have a material adverse impact on our financial condition, results of operations and cash flows.

While the full impact of the COVID-19 pandemic and related variants is not yet known, we are closely monitoring the effects of the pandemic on market demands, our customers, and our operations and employees. These effects have included, and may continue to include, adverse revenue and cash flow effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.

The extent to which our operating and financial results are affected by COVID-19 and related variants will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors set forth below. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider significant risks to our operations.

Inadequate liquidity could materially and adversely affect our business operations.

We have significant outstanding indebtedness under our credit facilities. As of December 31, 2020, we had fully drawn the availability under our credit facility. In addition, our 5J operating subsidiary experienced declines in revenues in 2020 and the first quarter of 2021, compared to the prior year’s comparable periods, and reduced cash flow. Due to this limited liquidity and decreased cash flow, we may not be able to provide our services, which could lead to continued deterioration in our financial condition. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by customer's capital expenditure and activity.  We cannot assure that our business will generate sufficient cash flows from operations, or that future capital will be available to us in an amount sufficient to fund our liquidity needs. We cannot assure you that we will be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.  Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

The Master Lease Agreement between Utica Leaseco, 5J and SMG contains certain restrictive covenants which could limit management’s ability to operate the business of 5J and is secured by all of the equipment of 5J and is guaranteed by SMG.

In connection with SMG's acquisition of 5J, 5J entered into a master lease agreement with Utica Leaseco, which is guaranteed by SMG. The agreement places many restrictions on 5J, among other things, its ability to incur additional indebtedness, to create liens or other encumbrances and to sell or otherwise dispose of its equipment without their prior approval. Any failure to comply with the covenants in the Utica Leaseco master lease agreement could result in an event of default, which could trigger an acceleration of the related debt. If 5J were unable to repay the debt upon any such acceleration, Utica Leaseco could seek to foreclose on the 5J assets in an effort to seek repayment under the master lease agreement. If Utica Leaseco were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected. Additionally, we have guaranteed payments under the Utica Leaseco master lease agreement. On May 18, 2020, being effective April 27, 2020, the Company entered into its first amendment with Utica Leaseco whereby Utica agreed to lower the monthly payment made by 5J from $331,000 to $150,000 for a six month period starting April 27, 2020. On August 31, 2020 the Company entered into its second amendment to Lease Documents with Utica, whereby for a two month period effective October 27, 2020 the Company's payments were amended to $150,000 per month. Starting December 27, 2020, at the end of the modification period, the Company's payment will resume at $379,400 through the maturity date of May 27, 2024. This amendment was accounted for as a modification of the debt. Effective March 9, 2021, the Company entered into a third amendment and surrender agreement with Utica requiring weekly payments of $23,750 until May 28, 2021. Upon the occurrence of an event of default under such amendment, and after the expiration of any cure period related to any such default, the surrender agreement entered into between the parties shall govern the surrender of the ownership and possession of the 5J equipment to Utica, or their designee, pursuant to the terms of the Lease agreement between the parties. The surrender agreement directs any third party in possession of any of such equipment to surrender the equipment in their possession to Utica and for Lessee to comply with any related paperwork requests to transfer ownership of the equipment to Utica. The surrender agreement shall terminate on the earlier to occur of: (i) June 25, 2021, or (ii) the occurrence of an event of default, that is not cured within any applicable cure period. From June 4, 2021 to June 25, 2021 the weekly payments shall increase to $112,000 per week, and thereafter commencing on July 27, 2021 the payments shall be $448,000 per month

The line of credit facility for 5J Oilfield Services and 5J Trucking pledges all of the 5J Entities accounts receivable to Amerisource Funding Inc.

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

The line of credit facility for Trinity Services contains restrictive covenants which limit management’s discretion to operate Trinity’s business and is secured by all of the assets of Trinity.

In order to obtain the line of credit from Catalyst Financial for accounts receivable financing, Trinity Services, our wholly owned subsidiary agreed to certain covenants that place certain restrictions on Trinity, including among other things, Trinity’s ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of assets.  Any failure to comply with the covenants included in the Catalyst Financial loan agreements could result in an event of default, which could trigger an acceleration of the related debt.  If our subsidiaries were unable to repay the debt upon any such acceleration, Catalyst Financial could seek to foreclose on those assets in an effort to seek repayment under the loans.   Additionally, we have guaranteed the Catalyst Financial financing facility on behalf of Trinity, which could result in a material liability that we could be responsible for.

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

We faced a very difficult operating environment in 2020 and believe we will continue to in 2021, with logistics, midstream services and oilfield services as the global COVID pandemic affects economic activity and exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. We cannot assure that we will raise any such capital on terms acceptable to us, if at all. Due to our lack of capital we may be forced to curtail operations in some or all of our locations which would materially and adversely affect our revenues and operations.

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which suffered significant price volatility in 2019 and 2020, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

While our company is trying to reduce the percentage of revenues and activity received from oil and gas customers over time, we depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Major declines in oil and natural gas prices in 2019 and 2020 have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of the declines in oil and natural gas prices, many exploration and production companies have and are expected to substantially reduce drilling and completions programs at times and have required service providers to make pricing concessions.

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

There have also been significant political pressures for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. These activities may make oil and gas investment and production   less attractive.

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

Ongoing volatility and uncertainty in the domestic and global economic and political environments have caused the oilfield services industry to experience volatility in terms of demand. While our management is generally optimistic for the continuing development of the onshore North American oil and gas industry, there are a number of political and economic pressures negatively impacting the economics of continuing production from some existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. These cuts in spending will continue to curtail drilling programs as well as discretionary spending on well services and will continue to result in a reduction in the demand for the Company’s services, the rates and equipment utilization can be charged. In addition, certain of the Company’s customers could become unable to pay their suppliers, including the Company. Any of these conditions or events could adversely affect our operating results.

We operate in a highly cyclical industry which could adversely affect our results of operations.

We operate in a highly cyclical industry. The key factor driving demand for our services is the level of economic activity in basic industry as well as drilling activity by E&P companies, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. Producers tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies and reduced prices, which in turn tend to reduce activity levels for oilfield services. Midstream or pipeline operating companies typically utilize service companies in their construction, build out or maintenance of their infrastructure they operate and manage. Midstream operators also have cyclical capital spending where area activity and hydrocarbon prices may have an effect on new project economics that may result in delays or elimination of project expenditures. Heavy haul logistics and transportation typically includes a material amount of oilfield production equipment as such is cyclical in nature.

Additionally, weather conditions affect the demand for, and prices of, oil and natural gas and, as a result, demand for our services. Demand for oil and natural gas is typically higher in the fourth and first quarters due to harsh northern climates, resulting in higher prices.

For these reasons, the results of our operations may fluctuate from quarter to quarter and year to year. These fluctuations may distort comparisons of results across periods.

We have intellectual property which the inability to defend could adversely affect our results of operations.

We currently protect our trade secrets, customer lists, MSAs and in-house intellectual property through contractual arrangements, including confidentiality, non-competition and non-disclosure agreements with employees and third parties and will continue to use such contractual arrangements in the future to help protect our proprietary intellectual property.

We do not have any patents on our current products and do not intend to file any patents on such products. We protect our trademarks and may from time-to-time file for registration of those trademarks.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

The Company serves several major drilling companies and independent oil & gas companies that are active in our core areas of operations. Additionally, project-based engineering firms can provide large, concentrated revenue opportunities that can provide a large swing in revenues that are managed on intra-year basis.

As of December 31, 2020, one customer comprised of 10% of our accounts receivable balance. During the twelve-month period ended December 31, 2020, one customer represented 11% of our revenues.

As of December 31, 2019, no customers comprised more than 10% of our accounts receivable. During the twelve-month period ended December 31, 2019, one customer represented 71% of our revenues.

These customers do not have any ongoing commitment to purchase our services.  While additional customers have been sourced since December 31, 2020, significant customer concentration risk still exists.  The loss of or a sustained decrease in demand by these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.  In addition, should these large customers default in their obligations to pay, our results of operations and cash flows could be adversely affected.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

Our success is largely dependent on the skills, experience, and efforts of our management team.  We currently depend on the continued services and performance of the key members of our management team, including Jeffrey Martini, our Chief Executive Officer and Chief Financial Officer, Matthew Flemming, our Chief Business Development Officer and James Frye, our President of 5J Transportation Group operating division. Mr. Frye, in connection with our acquisition of 5J, entered into a three-year employment agreement with 5J. However, the loss of any such key personnel could result in a disruption to the operations of the 5J Transportation Grpup. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

The markets in which we operate are highly competitive. We provide services primarily in the southwest United States. Our competitors include many large and small transportation, logistics, and other service companies. In addition, the transportation services business in which we compete is highly fragmented. We believe that the principal competitive factors in the markets we serve are reputation for high quality service and technical expertise, good equipment, trained personnel, work force competency, safety record and price. Competing firms may have their own service personnel, in which case we may not get awarded an available service job. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on safety and performance and quality of our crews, equipment, and services. We seek to differentiate ourselves from our competitors by delivering the highest quality service, experienced personnel, and equipment possible, coupled with execution and operating efficiency in a safe working environment.

We expect competition to intensify in the future. There can be no assurance that we will be able to compete successfully with other companies. Thus, revenues could be reduced due to aggressive pricing pursued by competitors.  Many of our competitors are entities that are more established, larger and have greater financial and personnel resources than we do.  If we do not compete successfully, our business and results of operations will be materially adversely affected.

While our growth strategy includes seeking acquisitions of other transportation services and logistics companies, we may not be successful in identifying or making any acquisitions in the future. We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

Our business strategy includes growth through the acquisitions of other businesses in the areas of logistics and transportation services. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified.  There is always the possibility that even if there is success in integrating our current or future acquisitions into the existing operations, we may not derive the benefits, such as administrative or operational synergy or earnings obtained, that were expected from such acquisitions, which may result in the commitment of capital resources without the expected returns on the capital.  The competition for acquisition opportunities may increase which in turn would increase our cost of making further acquisitions or causing us to curb our activities of making additional acquisitions.

In pursuing our business strategy, from time to time we evaluate targets and enter into agreements regarding possible acquisitions, divestitures, and joint ventures. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete transactions, and manage post-closing matters such as the integration of acquired businesses. Our due diligence reviews are subject to the completeness and accuracy of disclosures made by third parties. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities.

The risks associated with our future acquisitions also include the following:

•	the business culture of the acquired business may not match well with our culture,
•	we may fail to retain, motivate, and integrate key management and other employees of the acquired business,
•	we may experience problems in retaining customers and integrating customer bases, and
•	we may experience complexities associated with managing the combined businesses and consolidating multiple physical locations.

We believe that we have sufficient resources to integrate these acquisitions successfully, such integration involves a number of significant risks, including management’s diversion of attention and resources.  There can be no assurance as to the extent to which the anticipated benefits of these acquisitions will be realized, if at all, or that significant time and cost beyond that anticipated will not be required with the integration of new acquisitions to the existing business.  If we are unable to accomplish the integration and management successfully or achieve a substantial portion of the anticipated benefits of these acquisitions within the time frames anticipated by management and within budget, it could have a material adverse effect on our business.

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

We are vulnerable to the potential difficulties associated with rapid growth

We believe that our future success depends on our ability to manage the rapid growth that we expect to experience organically and through acquisitions.  Our anticipated growth will place additional demands and responsibilities on our management to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems.  The following could present difficulties:

•	Lack of sufficient executive level personnel
•	Increased administrative burden
•	Availability of suitable acquisitions
•	Additional equipment to satisfy customer requirements
•	The ability to provide focused service attention to our customers

If we are unable to manage our expected future growth, our business could be materially adversely affected.

We are subject to a wide range of government regulations that could adversely affect our business

The Company’s operations are regulated and licensed by various federal, provincial, state, local and foreign government agencies in the United States and Canada. In the United States, the Company and its drivers must comply with the safety and fitness regulations of the DOT and the agencies within the states that regulate transportation, including those regulations relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. The Company also may become subject to new or more restrictive regulations relating to fuel emissions, environmental protection, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, collective bargaining, ergonomics, and other matters affecting safety, insurance, and operating methods. Other agencies, such as the U.S. Environmental Protection Agency (EPA), and the U.S. Department of Homeland Security (DHS), the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE) also regulate the Company’s equipment, operations, drivers, and the environment. The Company conducts operations outside of the United States, and is subject to analogous governmental safety, fitness, weight and equipment regulations and environmental protection and operating standards, as well as the Foreign Corrupt Practices Act (FCPA), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining favorable treatment. Any investigation of any actual or alleged violations of such laws could also harm the Company’s reputation or have a material adverse impact on its business, financial condition, results of operations, and cash flows.

The methodology used to determine a carrier’s safety rating could be changed by the FMCSA and, as a result, the Company’s acceptable safety rating could be impaired. In particular, the FMCSA continues to utilize the three safety fitness rating scale: “satisfactory,” “conditional,” and “unsatisfactory”—to assess the safety fitness of motor carriers and the Company currently has a “satisfactory” FMCSA rating on 100% of its fleet. While the Company believes the FMCA will update its records and grant a “satisfactory” rating, there can be no guarantee that this rating will occur. Accordingly, the Company’s market opportunities could remain constrained, as many customers require a rating of “satisfactory”. However, pursuant to a 2015 federal statutory mandate, the FMCSA commissioned the National Academy of Sciences (NAS) to conduct a study and report upon the CSA program and its underlying Safety Measurement System (SMS), which is the FMCSA’s process for identifying patterns of non-compliance and issuing safety-fitness determinations for motor carriers. In June 2017, the NAS published a report on the subject providing specific recommendations and concluding, among other things, that the FMCSA should explore a more formal statistical model to replace the current SMS process. In June 2018, the FMCSA posted its response to the NAS study in a report to Congress, concluding, among other things, that it would develop and test a new model, the Item Response Theory (IRT), which would replace the SMS process currently used. The FMCSA was expected to commence small scale testing of the IRT model as early as September 2018, with full scale testing expected to occur in April 2019 and possible program roll-out expected to occur in late 2019 but the testing schedule has been delayed. The FMCSA’s June 2018 response is under audit by the DOT Inspector General to assess consistency with the NAS recommendations, and the audit findings will guide the agency’s actions and timing with respect to testing of the IRT model as a potential replacement for the SMS, in the event and to the extent that the FMCSA adopts the IRT model in replacement of the SMS or otherwise pursues rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that the Company and other motor carriers could be adversely affected, as compared to consideration of the current standards. If the Company were to receive an unsatisfactory CSA score, whether under the current SMS process, the IRT model, should it be finalized, and adopted, or as a result of some other safety-fitness determination, it could adversely affect the Company’s business as many of its existing customer contracts have a prohibition against doing business with carriers that have an “unsatisfactory” DOT safety rating, and an unsatisfactory rating could negatively impact or restrict the Company’s operations.

The FMCSA published a final rule in December 2015 mandating the use of Electronic Logging Devices (ELDs) for commercial motor vehicle drivers to measure their compliance with hours-of-service requirements by December 18, 2017. The 2015 ELD final rule generally applies to most motor carriers and drivers who are required to keep records of duty status, unless they qualify for an exception to the rule, and the rule also applies to drivers domiciled in Canada and Mexico. Under the 2015 final rule, motor carriers and drivers subject to the rule were required to use either an ELD or an automatic onboard recording device (AOBRD) compliant with existing regulations by December 18, 2017. However, the AOBRDs were only permitted to be used until December 16, 2019, provided those devices were put into use before December 18, 2017. Starting December 16, 2019, all carriers and drivers subject to the 2015 final rule must use ELDs. Commencing with the December 18, 2017 effective date, the Company and other motor carriers subject to the 2015 rule are required to use ELDs or AOBRDs in their operations.

The Company is subject to various environmental laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, and adverse impacts to the environment, including to the soil, groundwater, and surface water. The Company has implemented programs designed to monitor and address identified environmental risks. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and operating results.

The Company also has vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, discharge of contaminants, environmental and natural resource damage, and unauthorized hazardous material spills, releases, or disposal actions, among others. Some of the Company’s operations are at facilities where soil and groundwater contamination have occurred. If the Company is found to be responsible for such contamination or spills, the Company could be subject to costs and liabilities, including costs for remediation, environmental natural resource damages and penalties.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any or all of the actions listed below, which could have a material adverse effect on our operations:

•	the reformulation of certain products to meet new standards

•	the recall or discontinuance of certain products and/or services

•	additional record keeping

•	expanded documentation of the properties of certain products

•	revised, expanded or different labeling

•	additional scientific substantiation

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

Stricter enforcement of existing laws and regulations, new laws and regulations or the imposition of new or increased requirements could require us to incur costs and penalties or become the basis of new or increased liabilities that could reduce its revenue and available cash for operations. The Company believes it is currently in compliance with environmental laws and regulations.

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

We require skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, and oil spills. These conditions can cause:

•	Personal injury or loss of life,

•	Damage to or destruction of property, equipment, and the environment

•	Suspension of operations by our customers

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

Our common stock is traded on the OTCQB Venture Market (herein “OTC Market”), an inter-dealer automated quotation system for equity securities.  According to OTC Markets, during the thirty days preceding filing of this report, the average daily trading volume of our common stock was approximately 54,789 shares traded per day, on average, and currently is thinly traded.  As of April 16, 2021, we had 86 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Our Officers, Directors and ten percent or greater shareholders are collectively the beneficial owners of approximately 54.5% of the  outstanding shares of our common stock as of the date of this report. Additionally, the holder of our Series A Preferred Stock controls approximately 22% of our common stock, which preferred stock votes with the common stockholders on as converted basis.  As long as our Officers, Directors and ten percent or greater shareholders collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our Officers, Directors and ten percent or greater shareholders.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our Officers, Directors and ten percent or greater shareholders have significant influence over our company, the price of our common stock could be materially depressed.  The Officers, Directors and ten percent or greater shareholders will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of Directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 250,000,000 shares of common stock and up to 1,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Currently, the Company has issued 2,000 shares of Series A convertible preferred stock in connection with the Trinity Services acquisition in June 2019. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 1,000,000 shares of preferred stock, 2,000 of which have been issued to date as Series A Preferred Stock.  Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Our stock price is volatile.

The trading price of our common stock has been and continues to be subject to fluctuations.  The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors.  Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business

•	relatively low price per share

•	relatively low public float

•	variations in quarterly operating results

•	changes in our cash flow from operations or earnings estimates

•	general market trends and economic conditions in the industries in which we do business

•	Domestic and international economic, legal and regulatory factors unrelated to our performance

•	the number of holders of our common stock

•	the interest of securities dealers in maintaining a market for our common stock

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and could cause a severe decline in the price of our common stock.

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

Orders for OTC Market securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received, and processed by the OTC Markets.  Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not be able to sell its shares of our common stock at the optimum trading prices.

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

Our principal executive office is located at 710 N. Post Oak Road, Suite 315, Houston, Texas, where we lease approximately 1,429 square feet of office space on a three year term starting August 1, 2018, at a rate of $2,620 per month. We also have facilities throughout Texas. Our 5J Oilfield Services and 5J Trucking subsidiaries both have each entered into leases for our Palestine, Texas location. The term of the lease is for five years, expiring on February 1, 2025. The aggregate lease amount is for $6,750 per month, with an option to extend the lease for an additional five years. We lease a ten-acre facility located in Floresville, Texas. The Floresville lease is for a term of three-years expiring on April 30, 2023 at a cost of $3,500 per month. We lease a nineteen acre facility in West Odessa, Texas. The West Odessa lease is for a term of five years expiring on February 1, 2025 at a cost of $4,000 per month. The Palestine, Floresville and West Odessa leases are all leased from 5J Properties LLC, controlled by Mr. Frye the previous owner of 5J, a Director on the Board, and an affiliate of our company. Our Tomball Texas facility and terminal lease is comprised of 14 acres at a monthly rent of $9,000 and is a twelve-month term lease ending August 2021. Our Waskom Texas facility lease is comprised of 12 acres at a monthly rent of $2,000 and whose lessor is Dorsett Properties, LLC; Newton Dorsett is the owner of our Series A convertible preferred stock.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the OTCQB Marketplace operated by OTC Market Group, Inc. under the symbol “SMGI”. The following table sets forth the high and low closing prices for our common stock as reported.

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
March 31, 2020	$0.31	$0.07
June 30, 2020	$0.15	$0.08
September 30, 2020	$0.20	$0.09
December 31, 2020	$0.16	$0.08

March 31, 2019	$0.64	$0.30
June 30, 2019	$0.45	$0.30
September 30, 2019	$0.45	$0.13
December 31, 2019	$0.25	$0.12

As of April 16 2021, the closing sales price of our common stock on the OTCQB was $0.1950. As of April 16, 2021, there were approximately 86 stockholders of record of our common stock.

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

Overview

We are a growth-oriented Transportation Services company focused on the domestic logistics market.  Our primary business objective is to grow our operations and create value for our stockholders through organic growth and strategic acquisitions. We have implemented a Buy & Build growth strategy of acquiring middle market transportation companies and generating organic growth post-acquisition when possible by removing business constraints and strategic cross-selling of services benefiting us with higher equipment utilization and market share. We believe our business focus and equipment fleet position us to be significant participant in the domestic United States infrastructure market. Our wholly owned operating subsidiaries are:

Our wholly-owned operating subsidiaries are:

•	5J Trucking LLC

•	5J Oilfield Services LLC

•	5J Specialized LLC

•	5J Transportation LLC

•	5J Brokerage LLC

Together these business units are referred to as the “5J Transportation Group”.

Our operating subsidiaries provide a range of Transportation Services such as:

•	Transporting infrastructure components including bridge beams and power generation transformers

•	Transporting wind energy components

•	Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components

•	Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects

•	Transportation of midstream compressors

•	Flatbed freight

•	Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components

•	Drilling rig relocation for drilling contractors and oil and gas operators

•	Freight brokerage

In connection with our focus to expand our Transportation Services business and exit certain up-stream oil and gas (O&G) industrial-related businesses, the financial results of the following business have been classified as as discontinued operations on our consolidated financial statements for the following businesses:

•	MG Cleaners LLC. The Company sold this business in December 2020

•	Trinity Services LLC

We are headquartered in Houston, Texas with facilities in Tomball, Odessa, Floresville, Henderson, Victoria and Palestine, Texas. Our web site is www.SMGIndustries.com.

Acquisition, divestiture and wind-down of businesses

On February 27, 2020, we acquired one hundred percent of the membership interests of each of 5J Oilfield Services LLC (“5J Oilfield”) and 5J Trucking LLC (“5J Trucking”), combined referred to as “5J”. The aggregate purchase price of 5J was $12.7 million, consisting of a combination of cash, notes and Series B Convertible Preferred Stock.

In December 2020 we sold MG Cleaners LLC (“MG”), an O&G drilling rig cleaning company. The assets of MG are reflected on the December 31, 2019 Consolidated Balance Sheet as “assets of discontinued operations” and the results of operations are reflected in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 as “net loss from discontinued operations”.

In December 2020, the Company decided to sell Trinity Services LLC (“Trinity”), an O&G drilling pad dirt construction company, and is currently in the disposition process. The assets and operations of Trinity are reflected on the December 31, 2020 and 2019 Consolidated Balance Sheets as “assets of discontinued operations” and the results of operations are reflected in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 as “net loss from discontinued operations”.

Management believes certain comparisons of 2020 to 2019 are not meaningful as the variances are due almost entirely to the 5J acquisition. Where applicable, this analysis provides explanation of any meaningful causes of variances that are in addition to variances resulting from the 5J acquisition.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The Consolidated Balance Sheets as of December 31, 2020 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the years end December 31, 2020 and 2019 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the years end December 31, 2020 and 2019 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the year ended December 31, 2020 increased to $26,665,719 from $508,659 for the year ended December 31, 2019, driven primarily by from the acquisition of 5J in February 2020. The lower than expected revenues are the result of reduced customer activity from the global COVID pandemic and related variants and its economic affects in the markets we serve.

During the year ended December 31, 2020, cost of sales increased to $29,477,208, or 110.5% of sales, compared to $967,305, or 190.2% of sales for the 2019 period. The increase in cost of sales is due primarily to the 5J acquisition. The cost of sales exceeding revenues during 2020 and 2019 was the result of lower than expected revenues available to cover fixed costs within cost of sales. Cost of sales includes non-cash depreciation expense of $4,901,689 for the year ended a December 31, 2020, and $221,305 for the comparable period in 2019.

Selling, general and administrative expenses for the year ended December 31, 2020 increased to $5,267,186, or approximately 19.8% of revenues, compared to $1,707,982 for the year ended December 31, 2019. The increase was due primarily to the 5J acquisition. Share based compensation expense included in SG&A expenses was $66,566 for the year ended December 31, 2020 compared to $246,099 for the same period in 2019. Bad debt expense included in SG&A expenses for the year ended December 31, 2020 was $474,708, as compared to bad debt expense of $52,737 in 2019 resulting from uncollectable accounts receivables from certain customers.

Impairment expenses for the year ended December 31, 2020 was $1,084,671 and $565,466 in the prior year. The expenses in 2020 related primarily to the full impairment of goodwill for the oil tools and the frac water equipment at Momentum. In 2019, the impairment expense of goodwill was associated with the oil tools.

Acquisition costs for the year ended December 31, 2020 was $1,485,829 and were related to the acquisition of 5J in February 2020. For the year ended December 31, 2019, acquisition costs were $70,945 and related to the acquisition of Trinity.

Interest expense, net, increased to $3,801,020 during the year ended December 31, 2020 from $573,028 during the year ended December 31, 2019, resulting from increased borrowings to fund the 5J acquisition. Gain on extinguishment of debt for the year ended December 31, 2020 was $94,339 related to forgiveness on PPP loans.

Loss on settlement of notes payable in the year end December 31, 2020 was $14,204, compared to a loss on settlement of liabilities in 2019 of $101,251 which resulted from the settlement of two notes payable during 2019.

Gain on sale of assets for the year ended December 31, 2020 of $220,315 was primarily related to the disposal of 5J assets.

The net loss from continuing operations for the year ended December 31, 2020 was $14,105,158 as compared to a net loss of $3,459,490 for the year ended December 31, 2019. Our increase in net loss in 2020 was primarily attributable to lower than expected revenues to cover fixed costs due primarily to the COVID-19 pandemic, $1,084,671 of impairment expense, $1,485,829 of transaction costs of the 5J acquisition and $3,801,020 of net interest expense.

We plan to address our net loss and future operating results with a goal to achieve positive cash flow from operations by increasing sales organically or through acquisitions, covering more fixed costs within cost of sales, improving gross margins with better sales mix adding more higher margin service revenues such as super heavy haul, and reducing general and administrative costs including professional fees.

Liquidity and Capital Resources

Cash Flows

Operating activities

Net cash used in operating activities was $3,972,667 for the year ended December 31, 2020, compared to $314,303 for the year ended December 31, 2019, including $242,162 of cash used by discontinued operations during the year ended December 31, 2020, and $340,317 of cash provided by discontinued operations during the year ended December 31, 2019.

For the year ended December 31, 2020, net cash used in continuing operating activities of $3,730,505 consisted of net loss from continuing operations of $14,105,158, plus $7,130,573 of non-cash items, consisting primarily of depreciation and amortization of $4,901,689, impairments of $1,084,671, amortization of deferred financing costs of $609,396 and bad debt expense of $474,708, less $3,244,080 used in changes in operating assets and other operating activities, consisting primarily of cash used in accounts receivable of $2,782,038.

For the year ended December 31, 2019, net cash used in continuing operating activities of $654,620 consisted of net loss from continuing operations of $3,459,490, plus $1,993,322 of non-cash items, consisting primarily of depreciation and amortization of $240,318, impairments of $565,466, amortization of deferred financing costs of $516,956 and bad debt expense of $52,737, less $811,548 used in changes in operating assets and other operating activities, consisting primarily of cash used in accounts payable of $936,797.

Investing activities

Net cash used in investing activities was $6,837,536 for the year ended December 31, 2020, compared to $543,432 for the year ended December 31, 2019, with $42,368 and $15,325, respectively, related to discontinued operations.

For the year ended December 31, 2020, net cash used in investing activities consisted of $6,320,168 cash paid for the acquisition of 5J, $75,000 paid to the buyer of MG Cleaners, and $400,000 of net capital expenditures. For the year ended December 31, 2019, net cash used in investing activities consisted of $500,000 cash paid for the acquisition of Trinity and $28,107 of net capital expenditures.

Financing activities

Net cash provided by financing activities was $11,759,723 for the year ended December 31, 2020, compared to $886,010 for the year ended December 31, 2019, including $484,235 and $170,130, respectively, related to discontinued operations.

For the year ended December 31, 2020, net cash provided by financing activities consisted of net proceeds from secured line of credit of $4,156,238, net proceeds from notes payable of $5,584,048 and proceeds from convertible notes payable of $3,144,295, partially offset by payments on notes payable of $1,385,535 and payment of deferred finance costs of $223,558.

For the year ended December 31, 2019, net cash provided by financing activities consisted of proceeds from convertible notes payable and other notes payable of $1,230,000 and proceeds from sale of common stock of $359,000, partially offset by payments on notes payable of $819,105 and other payments of $54,015.

Our cash flows from operations are primarily funded through our financing activities, including our accounts receivable line of credit facility, notes and loans, stock sales, issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize lines of credit, borrowings and stock sales to sufficiently sustain our current level of operations for the next 12 months. At present, we believe the industry and general domestic economic activity is still depressed given current commodity prices and the global COVID-19 pandemic that is prevalent in the markets we operate. We likely will require additional capital to maintain or expand operations. Additionally, we believe any material acquisition of another operating company would require additional outside capital consisting of debt or equity. Failure to secure additional funds could significantly hamper our ongoing operations particularly if a down cycle in our industry continues further. As the business cycle improves, and the pandemic dissipates in the markets we serve, we plan to improve our cash flows provided in operating activities by focusing on increasing sales by increasing utilization of the assets we have acquired and offering higher value services that receive higher gross margins. However, there can be no assurances given of industry improvement, pandemic relief or improved cash flows of our business.

Historically, we have funded our capital expenditures internally through cash flow, leasing and financing arrangements. We intend to continue to fund future capital expenditures through cash flow, as well as through capital available to us pursuant to our line of credit, capital from the sale of our equity securities and through commercial leasing and financing programs.

On June 19, 2019, each of MG Cleaners LLC (“MG”), Trinity Services LLC (“Trinity”) and Jake Oilfield Solutions LLC (“Jake”), each of which were wholly owned subsidiary of the Company, entered into separate revolving accounts receivable financing facilities (collectively the “Catalyst AR Facility”) with Catalyst Finance L.P. (“Catalyst”). The Catalyst AR Facility was funded on June 27, 2019. The new Catalyst AR Facility with Catalyst was used to pay off the Crestmark facility in full. The Catalyst AR Facility provides for the Company, through MG, Trinity and Jake, to have access to up to 90% of the net amount of eligible receivables (as defined in the financing agreement). The Catalyst AR Facility is paid for by the assignment of the accounts receivable of each of MG, Trinity and Jake to Catalyst and is secured by all instruments and proceeds related thereto. The Catalyst AR Facility has an interest rate of 2.25% in excess of the prime rate reported by the Wall Street Journal per annum, plus a financing fee equal to 0.20% of the receivable balance every 15 days, with a maximum cumulative rate of 1.6%.   There are no origination fees, monitoring or early termination fees. The Catalyst AR Facility can be terminated by the Company with thirty days written notice. The Company is a guarantor of the financing facility and our subsidiaries as borrowers have cross-collateralized their accounts receivable with this facility.

On June 27, 2019, an accounts receivable financing company funding a total of $1,317,304 pursuant to the AR facility. Of the amounts funded $500,000 was paid directly to the seller of Trinity, $43,219 was used to pay off notes payable of MG Cleaners, $714,239 was used to pay off the Crestmark liability and the remaining $59,846 was deposited to the Company’s bank account.

In connection with the acquisition of 5J Oilfield Services LLC and 5J Trucking LLC (collectively “5J Entities”), on February 27, 2020, the 5J Entities entered into a Master Lease Agreement with Utica Leaseco LLC (“Utica”) pursuant to which Utica refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 (“Utica Financing”) which amount was financed based on 75% of the net forced liquidation value of the equipment. The Company used a portion of the proceeds from the Utica Financing to pay the cash portion of the Purchase Price of the 5J Entities.

Pursuant to the terms of the Utica Financing, the 5J Entities will pay a monthly fee of $331,065 to Utica for a period of 51 months, with a cash payment due at the end of the lease term in the amount of $831,880. The 5J Entities own all of the assets financed pursuant to the Utica Financing, subject to Utica’s security interest in all of the equipment of the 5J Entities. The Company has entered into a guaranty agreement with Utica, whereby it has guaranteed all of the obligations of the 5J Entities under the Utica Master Lease Agreement. On May 18, 2020, being effective April 27, 2020, the Company entered into its first amendment with Utica Leaseco whereby Utica agreed to lower the monthly payment made by 5J from $331,065 to $150,000 for a six month period starting April 27, 2020. On August 31, 2020 the Company entered into its second amendment to Lease Documents with Utica, whereby for a two month period effective October 27, 2020 the Company’s payments were amended to $150,000 per month. Starting December 27, 2020, at the end of the modification period, the Company’s payment will resume at $379,400 through the maturity date of May 27, 2024. This amendment was accounted for as a modification of the debt. Effective March 5, 2021, the Company entered into a third amendment requiring weekly payments of $23,750 until June 4, 2021. From June 4, 2021 to June 25, 2021 the weekly payments shall increase to $112,000 per week, and thereafter commencing on July 27, 2021 the payments shall be $448,000 per month for the remaining term.

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”). The Company used a portion of the proceeds from the Amerisource Financing to pay the cash portion of the purchase price of the 5J Entities.

The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”).

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

The Amerisource Equipment Loan in the amount of $1,401,559 is secured by certain equipment pledged as collateral, has a term of thirty-six (36) months during which the 5J Entities shall make equal monthly payments of principal and interest, bears an interest rate of prime rate plus five and one-quarter percent (5.25%) and an origination fee equal to one and one-half percent (1.5%) of the loan amount, a copy of the Amerisource Loan agreement is attached as Exhibit 10.15.

The Bridge Facility has a term of six (6) months during which the 5J Entities shall make equal monthly payments of principal and interest. In connection with the Bridge Facility, the 5J Entities paid an upfront facility fee of five percent (5%) of the total Bridge Facility amount at closing. The Bridge Facility was paid off during 2020 by the company.

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

During the year ended December 31, 2020, we sold an aggregate of $2,019,000 principal amount of convertible promissory notes and issued 3,028,500 shares of restricted common stock in connection therewith. During the year ended December 31, 2019, we sold an aggregate of 1,436,000 shares of restricted common stock to investors for aggregate cash proceeds of $359,000.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and notes thereto are set forth in this Annual Report on Form 10-K on pages F-1 through F-35.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at December 31, 2020, such disclosure controls and procedures were not effective.

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

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. The lack of separation of duties between the Chief Executive Officer and the Chief Financial Officer, being the same person and the lack of a formal review process including multiple levels of review provided two material weaknesses in the effectiveness of our controls.

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

Name	Age	Position
Jeffrey Martini	49	Chief Executive Officer and Chief Financial Officer
Matthew C. Flemming	52	Chief Business Development Officer and Chairman
Steven E. Paulson	56	Director
Michael A. Gilbert II	46	Director
Joseph Page	54	Director
Brady Crosswell	52	Director
Todd Riedel	55	Director
James E. Frye	63	Director

Mr Martini. In December 2020, Mr. Jeffrey Martini was appointed Chief Executive Officer of the Company. Our previous CEO. Mr. Martini’s professional management experience includes executive positions with publicly traded companies, as well as private equity backed private companies.

Jeff Martini is an accomplished executive, having served as a senior financial leader in several different businesses over the last 20 years. He began his career outside oil and gas, in the pulp and paper industry in a series of cost accounting and financial reporting roles. It was here that he first developed his passion for understanding and enhancing business value through detailed analysis.

Once he made his way to Houston in 2000, Jeff joined Stewart & Stevenson, then a billion-dollar publicly held distributor, manufacturer, and servicer of large, engine-driven equipment.  He held a variety of corporate accounting, financial reporting, and operational finance roles and was a member of the team responsible for a going-private transaction in 2007.  During his tenure, Jeff came to appreciate the value and importance of trusted business relationships, being in a position to help implement a broad culture change at the company. Having completed assignments at these larger organizations, Jeff took on a series of opportunities at smaller, private equity backed companies, especially within oilfield service.  His first standalone CFO role was with a technology startup in the artificial lift space but has also served as the lead finance executive in businesses associated with directional drilling, energy delivery, field service, and gas compression equipment manufacturing. All told, Jeff has worked alongside nearly 20 different chief executive officers and numerous private equity backers and lenders and has raised over $100 million in debt and equity in dozens of transactions.

Jeff is a Magna Cum Laude graduate of Gettysburg College, is a member of the Phi Beta Kappa Society, and has received his Certified Public Accountancy license.

Mr. Flemming has served as our Chief Business Development Officer since December 2020, prior thereto Mr. Flemming served as our Chief Executive Officer since September 2017 and continues to serve as the Chairman of the Board of Directors. Prior thereto, Mr. Flemming was the Chief Executive Officer of MG Cleaners from June 2017 until September 2017. Previous to that, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. HII Technologies was a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. During his tenure at HII, the Company acquired three frac water management companies and started up two other operating subsidiaries driving monthly revenues from nil in August 2012 building to $4.2 million per month by December 2014. In 2015, HII experience and industry down-turn and ultimately entered into a plan of reorganization under Chapter 11 subsequent to Mr. Flemming’s employment.

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

Mr. Paulson has served as a Director of the Company since the completion of our acquisition of MG Cleaners in September 2017. Mr. Paulson has been a director of TOR Minerals International Inc. (“TOR Minerals”) since 2008. TOR Minerals is a global producer of high performance, specialty mineral products focused on product innovation and technical support. Mr. Paulson has served as the President and Chief Executive Officer of Contech Control Services, an electrical and automation engineering/design services and construction firm since December 2014. Previously, Mr. Paulson served as President and Director of The Automation Group, or TAG, a national engineering firm focused in process automation, from 1996 until its sale to Emerson Electric in December 2007. Following the sale, he continued to serve as a consultant to Emerson and TAG until November 2012. Mr. Paulson received his Bachelors of Science in Electrical Engineering from Texas A&M University.

Mr. Gilbert has served as a Director of the Company since the completion of our acquisition of MG Cleaners in September 2017. Mr. Gilbert is the co-founder and has been the Managing Partner of Sable Power and Gas LLC (“Sable”), an energy management services and advisory company since 2008. Prior to co-founding Sable, Mr. Gilbert was Senior Director of Gexa Energy, a retail electricity provider for residential and commercial customers from 2006 to 2008. From 2001 to 2006, Mr. Gilbert served several roles in energy trading and asset management at Citibank, Citigroup Energy and Reliant Energy. Mr. Gilbert’s experience includes energy management strategy, energy trading, risk management, data management, wholesale origination and structuring power and gas contracts for firm clients. Mr. Gilbert holds a Bachelor of Science degree from Texas A&M University.

Mr. Page was appointed to serve as a member of our board of directors on August 13, 2020.  Since 2016, Mr. Page has been the Chief Administrative Officer, EVP & General Counsel of Amerisource Capital, a US-based financial lending and equity capital company.  Since 2014, Mr. Page has been Of Counsel to the law firm of Selman, Munson & Lerner.  Mr. Page previously served as CEO and serves as a Director of Venntis Technologies, a technology company focused on lighting and touch integration solutions for the horticultural, appliance and auto industries, since 2014.  Mr. Page also served as CAO, interim CEO and a Director of Synagro Technologies, a private equity backed waste-to-energy company from 2009-2014. Mr. Page also sits on the non-profit boards of HiSPrint Ministries, Tres Dias and Ft. Bend Texans Sports associations.  Mr. Page graduated from The University of Texas with a Bachelor’s of Science in Molecular Biology. Mr. Page received his Doctorate of Jurisprudence in 1994 from South Texas College of Law.

Mr. Crosswell was appointed to serve as a member of the Company’s board of directors on October 20, 2020. Mr. Crosswell currently serves as the General Partner of Grey Fox Investments, LP, which has investments in privately held companies in which he is active. He was Founder and Manager of Grey Rock Resources LLC and Grey Rock Gathering and Marketing LLC, which owned and managed rail, truck and marine terminal facilities in Lake Charles, LA. The companies internally processed and marketed crude oil and related products through these facilities. Both companies were sold in January 2020. Prior thereto, Mr. Crosswell was Founder and General Partner of Cierra Marine, LP and Crescent Terminals LLC, which owned inland marine tug and barges and a terminal located in the gulf coast. These companies were sold to a public MLP in July 2013.

Mr. Riedel was appointed to serve as a member of the Company’s board of directors on October 20, 2020. Mr. Riedel serves as the President of Apex Capital Investments for the Apex Heritage Group. He is responsible for The Apex Heritage Group's Business Investments, Mergers & Acquisitions, Real Estate Investments & Activities, Deal Sourcing, Debt/Equity Financing, Capital Fundraising, Apex Strategic Planning, and various Philanthropic and Community Projects. Apex Heritage Group is a private firm that invests and manages small-to-mid-sized companies and real estate ventures located in the Southern US region and abroad. Apex focuses on identifying and growing entrepreneurial industrial manufacturing and services companies and diversifying overall investment holdings. Mr. Riedel has been with the Apex Heritage Group since 2012 and prior to his position with Apex Heritage Group, he was involved in several investment and leadership roles related to commercial development, family office, and the healthcare industry. Additionally, Mr. Riedel has been involved and served on numerous non-profit and for-profit boards for more than 25 years.

Mr. Frye was appointed to serve as a member of the Company’s board of directors on October 20, 2020.  Mr. Frye founded each of 5J Oilfield Services LLC in November 2009 and 5J Trucking LLC in January 2004.     He has been involved in the oilfield trucking industry for more than thirty-five years.   Mr. Frye served as President and as the direct or indirect owner of one hundred percent of both 5J entities until he sold both entities to the Company in February 2020.

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

In 2020, serving in the capacity of chief restructuring officer, Mr. Martini assisted a manufacturer of vessels and separation equipment with a Chapter 11 filing process.

Mr. Flemming was an executive officer of HII Technologies, Inc. (“HII”) in 2016. Subsequent to his employment with HII, that company entered into a plan of reorganization under Chapter 11.

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

Board Committees

Our Board currently has three standing committees: Audit Committee, Nominating and Governance Committee, and a Compensation Committee, each of which is described below. All standing committees operate under charters that have been approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee can be found on our Internet site www.SMGIndustries.com

Audit Committee.  Our Audit Committee is currently composed of Mr. Gilbert and Mr. Paulson. The current members of our Audit Committee are independent as defined in the NASDAQ rules. In addition, the Board of Directors has determined that Mr. Paulson satisfies the SEC’s criteria for an “audit committee financial expert. Our Audit Committee oversees our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed periodically) and performs several functions.

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

Compensation Committee.  Our Compensation Committee is composed of Mr. Gilbert, Mr. Paulson and Mr. Riedel as Chairman of the committee. The Compensation Committee reviews its charter periodically. Our Compensation Committee’s primary functions are:

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

Decisions regarding executive compensation are ultimately determined by the Board upon recommendations of the Compensation Committee, which reviews a number of factors in its decisions, including market information about the compensation of executive officers at similar-sized companies within our industry and geographic region, and recommendations from our Chief Executive Officer. The Compensation Committee may consult external compensation consultants to assist with the recommendation of executive compensation. The Compensation Committee did not utilize the services of an external compensation consultant in 2020.

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

The Nominating and Governance Committee will consider properly and timely submitted Director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to 710 N. Post Oak Road, Suite 315, Houston, Texas 77024 Attn: President. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a Director should accompany any such recommendation.

Board Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. Currently, Matthew Flemming serves as Chairman of the Board and Chief Business Development Officer. Our Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company and other relevant factors. After considering these factors, our Board has determined that the role of Chief Business Development Officer and Chairman of the Board, is an appropriate Board leadership structure for our company at this time.

The Board is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s Board leadership structure supports this approach. Through our Chief Executive Officer and other members of management, the Board receives periodic reports regarding the risks facing the Company. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

Corporate Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics which is reviewed annually. The text of our Code of Conduct and Ethics, which applies to our officers and each member of our Board, is posted in the “Corporate Governance” section of our website, www.SMGIndustries.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website, www.SMGIndustries.com. A copy of our Code of Conduct and Ethics is also available in print; free of charge, upon written request to 710 N. Post Oak Road, Suite 315, Houston, Texas 77024, Attn: President.

Executive Compensation

Mr. Martini serves as our Chief Executive Officer, however, we are not party to an employment agreement with Mr. Martini. Instead, APEX Heritage Group, Inc. (“Apex”) has contracted directly with Mr. Martini for such management services, and is routinely compensated in turn via the provision of debt and/or equity instruments under the terms of an interim management services agreement, among other arrangements. During 2020, Apex was reimbursed via convertible debt valued at $225,000, which was in part compensation for such employment. The Company expects to continue such arrangement in 2021.

On October 1, 2017, we entered into an employment agreement with Mr. Flemming, formerly our Chief Executive Officer. Pursuant to the terms of the agreement, Mr. Flemming is paid an annual salary of $180,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years, with automatic three month extensions after the first term. In addition to Mr. Flemming’s base salary, Mr. Flemming is entitled to bonuses at the discretion of the Compensation Committee of the Board of Directors. February 27, 2020, the Board agreed to pay Mr. Flemming $5,000 per month in exchange for providing a personal guarantee in connection with the $11.8 million Utica master lease and the $10 million Amerisource accounts receivable revolving line of credit financing transactions, payments shall be made until the termination of Mr. Flemming’s personal guarantees. Mr. Flemming waived this guarantee fee through December 31, 2020. In December 2020, Mr. Flemming agreed to a voluntary temporary salary reduction to an annual rate of $144,000 still his present rate as of the date of this report.

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2020, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On February 28, 2020, Amerisource Leasing Corporation purchased $1,600,000 principal amount of our convertible promissory notes (the “Stretch Note”), with a fixed conversion price of $0.25 per share and was issued an aggregate of 2,498,736 shares of our common stock in connection therewith.

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

James Frye, who currently serves as President of our 5J subsidiary, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the 5J Entities. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250.

APEX Heritage Investments, which is owned and controlled by Mr. Steven Madden, invested through Amerisource Leasing Co. $500,000 into the Company’s convertible note “Stretch Note” offering that closed in connection with the February 27, 2020 acquisition of 5J Trucking LLC and 5J Oilfield Services LLC (together “5J”). The Apex investment was funded with $250,000 in cash and the conversion of a previous note held by Mr. Madden originally issued September 2018 of $250,000. The new convertible Stretch Note pays 10% interest quarterly and principal and any interest is due at maturity in February 2023. The Stretch Note is convertible into our common stock at a fixed exercise price of $0.25 per share anytime while the note is outstanding at the description of the note holder. Amerisource Leasing Co. has control over the shares of common stock issued in connection with the Stretch Note and the shares underlying the convertible note. As a result, until such time as Amerisource distributes the shares of common stock and convertible note, neither Mr. Madden, nor Apex Heritage Investments, will have voting or investment control over the shares of common stock underlying the Stretch Note.

On September 17, 2020, Mr. George Gilman purchased $14,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 21,000 shares of our common stock in connection therewith.

On September 17, 2020, Mr. Leo Womack purchased $14,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 21,000 shares of our common stock in connection therewith.

On December 18, 2020, December 22, 2020 and January 14, 2021, Mr. Steven Madden purchased $225,000, $500,000 and $150,000, respectively, principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 1,312,500 shares of our common stock in connection therewith.

On August 20, 2020, Apex Heritage Investments, of which Mr. Steven Madden is the controlling shareholder, purchased $366,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 549,000 shares of our common stock in connection therewith.

On August 21, 2020, Mr. Brady Crosswell purchased $300,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 450,000 shares of our common stock in connection therewith.

On September 3, 2020, Mr. James Frye purchased $250,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 375,000 shares of our common stock in connection therewith.

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

Director Independence

Our Board of Directors has determined that Messrs. Paulson, Gilbert, Page and Riedel are “independent” as defined under the standards set forth in Rule 5605 of the NASDAQ Stock Market Rules.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions.”

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

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2020 and 2019 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2020 and 2019 (collectively, the “named executive officers”):

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)		Non-qualified deferred compensation earnings ($)		All other compensation ($)	Total ($)
Jeffrey Martini
Chief Executive Officer and Chief Financial Officer	2020	118,760	-	-	-		-		-	-	118,760

Matthew Flemming(1)(2)	2020	180,000		-	-	-		-		1,685	181,685
Chief Business Development Officer and Former Chief Executive Officer	2019	180,000	12,500	-	-	-		-		-	192,500

Stephen Christian	2020	195,113	-	-	-	-		-		-	195,113
Former Executive Vice President and Secretary and President of MG Cleaners	2019	155,000	12,500	-	-	-		-		-	167,500

Vanessa Pittman Former Controller	2020	86,503	-	-	-	-		-		-	86,503
	2019	80,000									80,000

(1)	Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. All options vest at the date of grant and are exercisable at the market value at the date of grant. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included herein.
(2)	In March 2020, the Company paid the annual personal life insurance premium for Mr. Flemming.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board.

Director Compensation

Director Compensation Table

During the year ended December 31, 2020, none of our non-executive independent directors received compensation for their Board service.

Cash Compensation of Directors

Members of our Board of Directors do not currently receive cash compensation for their services, however, the Board may in the future determine to compensate it members through the payment of cash compensation. We reimburse our non-employee directors for out-of-pocket expenses for attending such meeting.

Equity Compensation of Directors

Our independent directors are eligible to participate in our 2018 Stock Option Plan. During 2020, no members of our Board of Directors received any cash or equity consideration for their services.

Outstanding Equity Awards at 2020 Year End

Other than 1,000,000 options to purchase shares of our common stock held by Mr. Flemming, there are no outstanding unexercised options, unvested stock and equity incentive plan awards held by any of our executive officers as of December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2021, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially five percent (5%) or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 31, 2021, there were 19,671,258 shares of our common stock issued and outstanding. Except as otherwise listed below, the address of each person is 710 N. Post Oak Road, Suite 315, Houston Texas 77024.

Name	Amount of Beneficial Ownership of Common Stock (1)	Percent of Common Stock
Leo Womack (6)	1,719,560	8.7%
George Gilman (7)	3,037,630	14.6%
Newton Dorsett (8)	4,333,200	18.1%
Amerisource Leasing Corporation (9)	8,800,000	33.8%
Steven Madden (10)	15,259,066	47.6%
Dane Stewart (11)	4,025,000	17.4%

Directors and Executive Officers:
Jeffrey Martini	-0-	-0-
Matthew Flemming (2)	1,600,000	7.7%
Steven Paulson (3)	200,000	1.0%
Michael A. Gilbert II (3)	200,000	1.0%
Joseph Page	-0-	-0-
Brady Crosswell (4)	3,450,000	15.2%
Todd Riedel	-0-	-0-
James E. Frye (5)	2,875,000	13.0%
All Directors and Executive Officers as a group (8 persons) (1)-(5)	8,325,000	31.3%

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

(2)	Flemming Family Trust, an irrevocable trust, is the owner of the shares. Rolf O. Flemming, Father to Matthew Flemming, is the Grantor of the trust and Matthew Flemming is the Trustee. His immediate relatives are the beneficiaries. Includes 1,000,000 shares of common stock issuable upon the exercise of options held by Mr. Flemming.
(3)	Includes 100,000 shares of common stock issuable upon the exercise of options.
(4)	Includes 3,000,000 shares of common stock issuable upon the conversion of convertible promissory notes held by Grey Fox Investments LLC, of which Mr. Crosswell is the sole member and manager and which he has sole voting and investment control over the shares. The business address of Grey Fox Investments LLC is 902 Wild Valley Road, Houston, Texas 77057.
(5)	Includes 2,500,000 issuable upon the conversion of a convertible promissory note held by Mr. Frye.
(6)	Includes: (i) 760,000 shares of common stock held by Ramsey Financial Fund One, LLC, of which Leo Womack is the managing member; (ii) 154,000 shares of common stock and 140,000 shares of common stock issuable upon the conversion of a convertible promissory note, held by the Leo B. Womack Family Trust, of which Mr. Womack is the Trustee and has sole voting and investment control over the shares, and (iii) 398,334 shares of common stock issuable upon the exercise of warrants held by Mr. Womack.
(7)	Includes: (i) 650,015 shares of common stock held by Aeneas, LC, of which Mr. Gilman is the manager and has sole voting and investment control over the shares, (ii) 662,164 shares of common stock held by The Mary Payne Family Trust, of which Mr. Gilman is the Trustee and has sole voting and investment control over the shares, (iii) 140,000 shares of common stock issuable upon the conversion of a convertible note held by the Mary Payne Trust, (iv) 195,000 shares of common stock issuable upon the exercise of warrants held by The Mary Payne Trust, and (iv) 803,334 shares of common stock issuable upon the exercise of warrants held by Mr. Gilman.
(8)	Includes 4,333,200 shares of common stock issuable upon the conversion of 2,000 shares of Series A Convertible Preferred Stock held by Mr. Dorsett. The address for Mr. Dorsett is 220 Travis Street, 5th Floor, Shreveport, LA 71101.

(9)	Includes 7,400,000 shares of common stock issuable upon the conversion of a convertible promissory note held by Amerisource Leasing Corporation, of which Mr. D. Michael Monk has sole or shared voting and investment control over the shares. The business address of Amerisource Leasing Corporation is 7225 Langtry Street, Houston, Texas 77040.
(10)	Includes: (i) 8,750,000 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Madden, (ii) 549,000 shares of common stock and 3,660,000 shares of common stock issuable upon the conversion of a convertible promissory note held by Apex Heritage Investments, LLC, of which Mr. Madden has sole voting and investment control over the shares, and (iii) 375,000 shares held by Madden Heritage Foundation, of which Mr. Madden has sole voting and investment control over the shares. The business address of Steven H. Madden is 9821 Katy Freeway #880, Houston, Texas 77024.
(11)	Includes: (i) 300,000 shares of common stock and 2,000,000 shares of common stock issuable upon the conversion of a convertible promissory note held by Stewart Investment Partners Ltd. of which Mr. Stewart is the managing partner and has sole voting and investment control over the shares, and (ii) 225,000 shares of common stock and 1,500,000 shares of common stock issuable upon the conversion of a convertible promissory note held by Whitewing Investment Partners I, Ltd., of which Mr. Stewart is the managing partner and has sole voting and investment control over the shares. The business address for Mr. Stewart is 7500 San Felipe, Suite 1060, Houston, Texas 77063

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than ten percent of our common stock file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2020, we believe all of these filing requirements may not have been satisfied.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2008 Long-Term Incentive Compensation Plan	590,000	$0.47	-0-
2018 Stock Option Plan*	50,000	0.79
Total	640,000	$0.50

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

The following is a description of the transactions we have engaged in since January 1, 2020, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On February 28, 2020, Amerisource Leasing Corporation purchased $1,600,000 principal amount of our convertible promissory notes (the “Stretch Note”), with a fixed conversion price of $0.25 per share and was issued an aggregate of 2,498,736 shares of our common stock in connection therewith.

On March 6, 2020, the Company entered into a First Amendment with Leo Womack, pursuant to a 10% Promissory Note in the principal amount of $100,000 to extend the maturity date to June 30, 2020. In connection with this amendment, we issued a warrant for the purchase of up to 166,667 shares, having an exercise price of $0.20 and a 10 year term.

James Frye, who currently serves as President of our 5J subsidiary, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases used by the 5J Entities. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250.

On September 17, 2020, Mr. George Gilman purchased $14,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 21,000 shares of our common stock in connection therewith.

On September 17, 2020, Mr. Leo Womack purchased $14,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 21,000 shares of our common stock in connection therewith.

On December 18, 2020, December 22, 2020 and January 14, 2021, Mr. Steven Madden purchased $225,000, $500,000 and $150,000, respectively, principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 1,312,500 shares of our common stock in connection therewith.

On August 20, 2020, Apex Heritage Investments, of which Mr. Steven Madden is the controlling shareholder, purchased $366,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 549,000 shares of our common stock in connection therewith.

On August 21, 2020, Mr. Brady Crosswell purchased $300,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 450,000 shares of our common stock in connection therewith.

On September 3, 2020, Mr. James Frye purchased $250,000 principal amount of our convertible promissory notes, with a conversion price of $0.10 per share and was issued an aggregate of 375,000 shares of our common stock in connection therewith.

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

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2020	2019
Audit Fees (1):	$105,650	$81,750
Tax Fees (2):	-
All Other Fees:	-	-

Total	$105,650	$81,750

(1)	Audit fees include fees for professional services by Malone in 2020 and 2019 rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(2)	Tax fees include fees for tax services, including tax compliance.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to Amendment No. 4 to the Company’s Form S-1 filed on December 15, 2010).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 28, 2014).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

3.4	Amendment to Certificate of Incorporation dated January 30, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

3.5	Certificate of Designation of Preferences, Rights and Limitations of 3% Series A Secured Convertible Preferred Stock dated June 4, 2019 (incorporated by reference to Exhibit 3.5 to the Company’s 8-K filed on June 7, 2019).

3.6	Certificate of Designation of Preferences, Rights and Limitations of 5% Series B Convertible Preferred Stock dated February 18, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s 8-K filed on March 3, 2020).

3.7**	Certificate of Amendment of the Certificate of Incorporation of SMG Industries Inc. dated October 20, 2020.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.2	Specimen Common Stock Certificate Incorporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

10.1	Form of Unit Option Purchase Agreement (incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

10.2	2008 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 filed on April 7, 2010).

10.3***	Consulting Services Agreement between the Company and Nano-Cap Advisor, LLC as amended on March 28, 2017.

10.4***	Consulting Services Agreement between the Company and Brack Advisors LLC as amended on March 28, 2017.

10.5	2018 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.6	Loan and Security Agreement entered into by and between Trinity Services LLC and Newton Dorsett dated June 3, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s 8-K filed on June 7, 2019).

10.7	Line of Credit – Promissory Note in the amount of up to $1,000,000 issued by Trinity Services to Newton Dorsett dated June 3, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s 8-K filed on June 7, 2019).

10.8	Purchase and Sale Agreement entered into by and between Catalyst Finance LP and MG Cleaners LLC dated June 27, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s 8-K filed on July 10, 2019).

10.9	Purchase and Sale Agreement entered into by and between Catalyst Finance LP and Trinity Services LLC dated June 27, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s 8-K filed on July 10, 2019).

10.10	Purchase and Sale Agreement entered into by and between Catalyst Finance LP and Jake Oilfield Solutions LLC dated June 27, 2019 (incorporated by reference to Exhibit 10.10 to the Company’s 8-K filed on July 10, 2019).

10.11	Membership Interest Purchase Agreement dated February 27, 2020 by and between SMG Industries Inc. and James E. Frye Jr. for the purchase of 100% of the membership interests of 5J Oilfield Services LLC (incorporated by reference to Exhibit 10.11 to the Company’s 8-K filed on March 3, 2020).

10.12	Membership Interest Purchase Agreement dated February 27, 2020 by and between SMG Industries Inc. and each of THE JUDY FRYE TRUST and THE JAMES FRYE, JR. TRUST for the purchase of 100% of the membership interests of 5J Trucking LLC (incorporated by reference to Exhibit 10.12 to the Company’s 8-K filed on March 3, 2020).

10.13	Master Lease Agreement entered into by and between Utica Leaseco LLC and 5J Oilfield Services LLC, 5J Trucking LLC and SMG Industries Inc. dated February 27, 2020 (incorporated by reference to Exhibit 10.13 to the Company’s 8-K filed on March 3, 2020).

10.14	Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement entered into by and between Amerisource Funding Inc. and 5J Oilfield Services LLC, 5J Trucking LLC and SMG Industries Inc. dated February 27, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s 8-K filed on March 3, 2020).

10.15	Commercial Promissory Note entered into by and between Amerisource Funding, 5J Oilfield Services, 5J Trucking LLC and SMG Industries Inc. dated February 27, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s 8-K filed on March 3, 2020).

10.16	Loan Agreement entered into by and between Amerisource Leasing Corporation and SMG Industries, Inc. dated February 27, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s 8-K filed on March 3, 2020).

10.17	Promissory note entered into by and between 5J Oilfield Services LLC and James E. Frye, Jr. dated February 27, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s 8-K filed on March 3, 2020).

10.18***	First Amendment to Lease Documents entered into by and between 5J Oilfield Services LLC, 5J Trucking LLC and UticaLeaseco, LLC dated May 19, 2020.

10.19	Agreement and Plan of Share Exchange by and among MG Cleaners LLC and SMG Industries on the one hand and S&A Christian Investments LLC dated December 22, 2020 (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on December 29, 2020).

10.20	Amendment and Partial Recission of Membership Interest Purchase Agreement by and among 5J Oilfield Services LLC, and James E. Frye, on the one hand, and the Company effective February 27, 2020 (incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on January 15, 2021).

31.1**	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1x*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2x*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.3	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

101.ins**	XBRL Instance Document

101.sch**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

x*	Filed herewith. A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Filed herewith.

***	Previously filed.

†	Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMG INDUSTRIES INC.

Date: April 19, 2021	By:	/s/
Jeffrey Martini
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Jeffrey Martini	Chief Executive Officer	April 19, 2021
Jeffrey Martini	(Principal Executive Officer and Principal Financial Officer)

/s/ Matthew C. Flemming	Chairman of the Board and Chief Business Development Officer	April 19, 2021
Matthew C. Flemming

/s/ Steven E. Paulson	Director	April 19, 2021
Steven E. Paulson

/s/ Michael A. Gilbert III	Director	April 19, 2021
Michael A. Gilbert III

/s/ Joseph Page	Director	April 19, 2021
Joseph Page

/s/ Brady Crosswell	Director	April 19, 2021
Brady Crosswell

/s/ Todd Riedel	Director	April 19, 2021
Todd Riedel

/s/ James E. Frye	Director	April 19, 2021
James E. Frye

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SMG Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMG Industries, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

April 19, 2021

SMG INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$263,814	$29,568
Restricted cash	715,274	-
Accounts receivable, net of allowance for doubtful accounts of $691,098 and $42,182 as of December 31, 2020 and 2019, respectively	4,920,967	-
Prepaid expenses and other current assets	1,409,996	102,567
Current assets of discontinued operations	437,787	1,572,127

Total current assets	7,747,838	1,704,262

Property and equipment, net of accumulated depreciation of $5,991,572 and $451,195 as of December 31, 2020 and 2019, respectively	16,337,914	1,311,991
Right of use assets - operating lease	1,270,989	46,882
Other assets	499,707	2,620
Other assets of discontinued operations, net	1,568,700	3,365,629

Total assets	$27,425,148	$6,431,384

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,171,086	$603,129
Accounts payable – related party	205,444	-
Accrued expenses and other liabilities	2,373,057	258,543
Right of use liabilities - operating leases short term	575,517	29,313
Deferred revenue	30,000	30,000
Secured line of credit	4,046,256	10,204
Current portion of unsecured notes payable	2,187,436	76,374
Current portion of secured notes payable, net	4,010,627	717,504
Current portion of convertible notes, net	50,000	-
Current liabilities of discontinued operations	2,243,037	4,042,055

Total current liabilities	18,892,460	5,767,122

Long term liabilities:
Convertible notes payable, net	2,417,335	260,926
Notes payable - unsecured, net of current portion	1,040,223	-
Notes payable - secured, net of current portion	14,038,409	727,701
Right of use liabilities - operating leases, net of current portion	846,212	17,569
Long term liabilities of discontinued operations	1,008,362	579,514

Total liabilities	38,243,001	7,352,832

Commitments and contingencies

Stockholders' deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 2,000 shares issued and outstanding at December 31, 2020 and 2019	2	2
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock - $0.001 par value; 250,000,000 shares authorized; 19,446,258 and 14,881,372 shares issued and outstanding at December 31, 2020 and 2019, respectively	19,447	14,881
Additional paid in capital	10,978,254	4,756,194
Accumulated deficit	(21,815,556)	(5,692,525)

Total stockholders' deficit	(10,817,853)	(921,448)

Total liabilities and stockholders' deficit	$27,425,148	$6,431,384

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
REVENUES	$26,665,719	$508,659

COST OF REVENUES	29,477,208	967,305

GROSS LOSS	(2,811,489)	(458,646)

OPERATING EXPENSES:
Selling, general and administrative	5,267,186	1,707,982
Impairment expense	1,084,671	565,466
Acquisition costs	1,485,829	70,945

Total operating expenses	7,837,686	2,344,393

LOSS FROM OPERATIONS	(10,649,175)	(2,803,039)

OTHER INCOME (EXPENSE)
Interest expense, net	(3,801,020)	(573,028)
Other income	74,587	14,159
Other expense	(30,000)	-
Loss on settlement of notes payable	(14,204)	(101,251)
Gain on sale of assets	220,315	3,669
Gain on extinguishment of debt	94,339	-
Total other expense	(3,455,983)	(656,451)

NET LOSS FROM CONTINUING OPERATIONS	(14,105,158)	(3,459,490)

Gain on disposal of discontinued operations	572,741	-
Loss from discontinued operations	(2,336,573)	(524,868)
NET LOSS	(15,868,990)	(3,984,358)

Preferred stock dividends	(254,041)	(30,740)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(16,123,031)	$(4,015,098)

Net loss per common share
Continuing operations	$(0.80)	$(0.25)
Discontinued operations	$(0.10)	$(0.04)
Net loss attributable to common shareholders	$(0.90)	$(0.29)

Weighted average common shares outstanding
Basic	17,860,452	13,824,474
Diluted	17,860,452	13,824,474

The accompanying notes are an integral part of these consolidated  financial statements

SMG INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 2020 and 2019

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2018	-	$-	-	$-	11,910,690	$11,911	$1,567,567	$(1,677,427)	$(97,949)

Shares issued for cash	-	-	-	-	1,436,000	1,436	357,564	-	359,000
Shares issued to settle accounts liabilities	-	-	-	-	1,334,682	1,334	432,076	-	433,410
Share based compensation	-	-	-	-	200,000	200	245,899	-	246,099
Series A preferred shares issued for acquisition of Trinity Services LLC	2,000	2	-	-	-	-	1,938,998	-	1,939,000
Warrant issued for notes payable - debt discount	-	-	-	-	-	-	214,090	-	214,090
Series A preferred stock	-	-	-	-	-	-	-	(30,740)	(30,740)
Net loss	-	-	-	-	-	-	-	(3,984,358)	(3,984,358)
Balances at December 31, 2019	2,000	2	-	-	14,881,372	14,881	4,756,194	(5,692,525)	(921,448)

Shares issued for acquisition of 5J Entities	-	-	6,000	6	-	-	4,379,994	-	4,380,000
Shares issued for deferred financing cost	-	-	-	-	2,498,736	2,499	417,289	-	419,788
Share based compensation	-	-	-	-	-	-	66,566	-	66,566
Warrant issued for notes payable - debt discount	-	-	-	-	-	-	59,439	-	59,439
Shares issued to settle liabilities	-	-	-	-	445,926	446	65,554	-	66,000
Shares issued with debt and beneficial conversion feature on convertible notes payable	-	-	-	-	3,028,500	3,029	1,054,681	-	1,057,710
Preferred stock dividends	-	-	-	-	-	-	-	(254,041)	(254,041)
Returned shares of MG Cleaners LLC	-	-	-	-	(1,408,276)	(1,408)	1,408	-	-
Cancellation of Series B preferred stock and accrued dividends	-	-	(6,000)	(6)	-	-	177,129	-	177,123
Net loss	-	-	-	-	-	-	-	(15,868,990)	(15,868,990)

Balances at December 31, 2020	2,000	$2	-	$-	19,446,258	$19,447	$10,978,254	$(21,815,556)	$(10,817,853)

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(14,105,158)	$(3,459,490)
Adjustments to reconcile net loss to net
cash used in operating activities:
Share based compensation	66,566	246,099
Depreciation and amortization	4,901,689	240,318
Amortization of deferred financing costs	609,396	516,956
Amortization of right of use assets - operating leases	286,790	305,903
Impairment expense	1,084,671	565,466
Bad debt expense	474,708	52,737
Loss on settlement of liabilities	21,407	69,512
Gain on disposal of assets	(220,315)	(3,669)
Gain extinguishment of debt	(94,339)	-
Changes in:
Accounts receivable	2,782,038	29,716
Prepaid expenses and other current assets	558,182	(77,568)
Accounts payable	(2,158,362)	936,797
Accounts payable – related party	130,444	-
Accrued expenses and other liabilities	2,067,828	198,506
Right of use operating lease liabilities	(136,050)	(305,903)
Deferred revenue	-	30,000
Net cash used in operating activities from continuing operations	(3,730,505)	(654,620)
Net cash used in operating activities from discontinued operations	(242,162)	340,317
Net cash used in operating activities	(3,972,667)	(314,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of 5J Entities, net	(6,320,168)	-
Cash paid for acquisition of Trinity Services, LLC	-	(500,000)
Cash paid for disposition of MG Cleaners, LLC	(75,000)	-
Cash received from sale of property and equipment	4,200	-
Cash paid for purchase of property and equipment	(404,200)	(28,107)
Net cash used in investing activities from continuing operations	(6,795,168)	(528,107)
Net cash used in investing activities from discontinued operations	(42,368)	(15,325)
Net cash used in investing activities	(6,837,536)	(543,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(223,558)	-
Proceeds from secured line of credit, net	4,156,238	-
Payments on secured line of credit, net	-	(33,015)
Proceeds from notes payable	5,584,048	1,180,000
Payments on notes payable	(1,385,535)	(819,105)
Proceeds from sales of common stock	-	359,000
Proceeds from convertible notes payable	3,144,295	50,000
Payments in MG Cleaners acquisition - related party	-	(21,000)
Net cash provided by financing activities from continuing operations	11,275,488	715,880
Net cash provided by financing activities from discontinued operations	484,235	170,130
Net cash provided by financing activities	11,759,723	886,010

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	949,520	28,275

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	29,568	1,293

CASH,CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$979,088	$29,568

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,979,483	$221,140

Noncash investing and financing activities
Capitalization of ROU assets and liabilities - operating	$-	$352,785
Non-cash consideration paid for business acquisitions	$4,380,000	$1,939,000
Cancellation of Series B Convertible Preferred stock and accrued dividends	$177,123	$-
Non-cash consideration paid for increase in secured notes payable	$5,840,622	$-
Non-cash consideration paid for prepaids from debt financing	$331,065	$-
Non-cash consideration increase in convertible notes payable	$225,000	$-
Debt discount from issuance of common stock warrants	$59,439	$214,090
Preferred stock dividend	$254,041	$30,740
Settlement of accounts payable and accrued interest with common stock issuance	$66,000	$144,016
Settlement of notes payable with common stock issuance	$-	$219,882
Settlement of accounts payable with note payable	$-	$123,818
Expenses paid by related party	$69,516	$-
Shares issued for deferred financing costs	$419,788	$-
Prepaid expenses financed with note payable	$100,997	$234,914
Equipment received in exchange for settlement of notes receivable	$223,200	$-
Note payable for property and equipment	$1,353,500	$-
Beneficial conversion feature on convertible notes payable	$1,057,710	$-
Capitalized accrued interest	$-	$4,559

The accompanying notes are an integral part of these consolidated  financial statements

SMG INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

SMG Industries Inc. (“we”, “our”, the “Company” or “SMG”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008. The Company’s original business was the acquisition and stockpile of a rare metal known as Indium used in cell phones and other industrial applications. The Company eventually sold its stockpile and distributed most of the proceeds to its stockholders via special dividends and share repurchases.

The Company today is a growth-oriented midstream, logistics and oilfield services company that operates throughout the domestic Southwest United States. Through its wholly-owned operating subsidiaries, the Company offers an expanding suite of products and services across the oilfield market segments of drilling, completions and production.

SMG is headquartered in Houston, Texas with facilities in Tomball, Odessa, Floresville, Henderson, Victoria and Palestine, Texas.

In March 2020 the World Health Organization declared COVID-19 a pandemic. Throughout 2020 and into 2021, many variants of the virus arose. We are still assessing the impact COVID-19 and related variants (together, “COVID-19”) may have on our business, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.  The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC and 5J Brokerage LLC (together referred to as “5J”), Momentum Water Transfer Services, LLC Jake Oilfield Solutions LLC and Trinity Services LLC, all of which have a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Acquisition Accounting

The Company’s acquisitions are accounted for using the purchase acquisition method of accounting whereby purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The consolidated statements of operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

Customer Concentration and Credit Risk

During the year ended December 31, 2020,  one customer accounted for 11% of our total gross revenues. During fiscal year 2019, one customer accounted for approximately 71% of our total gross revenues. One customer accounted for 10% of accounts receivable at December 31, 2020 and no customer accounted for more than 10% of accounts receivable as of December 31, 2019.

No vendors exceeded 10% of accounts payable at December 31, 2020 and 2019.

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2020 and 2019, the allowance for bad debts was $691,098 and $42,182, respectively.

Inventory

Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or net realizable value, using the first in, first out method to determine the cost. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to net realized value, if lower. All inventory of the Company is held by MG and Trinity and is classified in the December 31, 2020 and 2019 consolidated balances sheets as Current Assets of Discontinued Operations.

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the years ended December 31, 2020 and 2019, the Company evaluated long lived assets for impairment and recorded impairment losses of $1,084,671 and $565,466, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

-          Identification of the contract with a customer

-          Identification of the performance obligations in the contract

-          Determination of the transaction price

-          Allocation of the transaction price to the performance obligations in the contract

-          Recognition of revenue when, or as, the Company satisfies a performance obligation

Disaggregation of revenue

All of the Company’s revenue from continuing operations is currently generated from services. As such no further disaggregation of revenue information is provided. All revenues are currently in the southern region of the United States.

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

Cost of Revenues

Cost of revenues includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, direct employee cost, direct contract labor, transportation costs, equipment rental, equipment maintenance, fuel and non-cash depreciation of equipment. Cost of revenues are recorded in the same period as the corresponding revenue.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2020 and 2019. The cash flows of Trinity and MG Cleaners are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Trinity and MG Cleaners. The discontinued operations exclude general corporate allocations.

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

During the years ended December 31, 2020 and 2019, the Company recorded non-recurring fair value measurements related to the 5J, Trinity Services LLC and Momentum Water Transfer Services LLC acquisitions. These fair value measurements were classified as Level 3 within the fair value hierarchy. See Note 9.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the year ended December 31, 2020, 2,060,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 26,792,950 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2019, 845,000 of stock options, 1,430,001 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 600,000 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the years ended December 31, 2020 and 2019, all potentially dilutive instruments were excluded as their effective would have been anti-dilutive.

Basic and Diluted Loss	December 31, 2020	December 31, 2019
Net loss from continuing operations	$(14,105,158)	$(3,459,490)
Net loss from discontinued operations	(1,763,832)	(524,868)
Net loss	(15,868,990)	(3,984,358)
Preferred stock dividends	(254,041)	(30,740)
Net loss attributable to common shareholders	(16,123,031)	(4,015,098)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	17,860,452	13,824,474
Net dilutive stock options	-	-
Dilutive shares	17,860,452	13,824,474

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 9 for discussion of impairments of our assets held for sale that are included within assets and liabilities of discontinued operations on the consolidated balance sheet

Income Taxes

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

Share-Based Payment Arrangements

The Company measures the cost of services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

The fair value of each option granted during the years ended December 31, 2020 and 2019 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	2020	2019
Expected dividend yield	0%	0%
Expected option term (years)	5	5
Expected volatility	223% - 244%	175% - 215%
Risk-free interest rate	0.33% - 0.89%	1.6% - 2.3%

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For smaller reporting entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is planning to adopt ASU 2016-03 for its year ending December 31, 2022 and is currently evaluating to what extent ASU 2016-13 will affect the Company's consolidated financial position, results of operations, cash flows and related disclosures.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, no adjustments to the financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its negative working capital and negative cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue (and improve cash flows from operations) in connection with its anticipated growth related to the Company’s February 2020 acquisition of 5J and its expanded revenue lines in heavy haul, super heavy haul, drilling rig mobilization, commodity freight, and brokerage services. The Company believes that loans obtained under the Paycheck Protection Program in 2020 and 2021 will be forgiven in accordance with the terms of the program.

NOTE 4 – LONG-LIVED ASSETS

Property and equipment

Property and equipment at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Equipment	$8,549,824	$1,030,296
Trucks and Trailers	11,062,588	-
Downhole oil tools	659,873	671,888
Vehicles	1,550,335	56,859
Buildings	493,626	-
Furniture, fixtures and other	13,240	4,143

Property and equipment, gross	22,329,486	1,763,186

Less: accumulated depreciation	(5,991,572)	(451,195)

Property and equipment, net	$16,337,914	$1,311,991

Depreciation expense for the years ended December 31, 2020 and 2019 was $4,901,689 and $221,305, respectively.

During the years ended December 31, 2020 and 2019, the Company evaluated long lived assets for impairment and recorded impairment losses for continuing operations of $1,084,671 and $565,466, respectively, and $983,660 and $12,300 for discontinued operations, respectively.

Goodwill

During the year ended December 31, 2019, the Company fully impaired its goodwill of $185,751 related to the acquisition of Momentum Water Transfer Services LLC on December 7, 2018. At December 31, 2020 and 2019, the Company had no recorded goodwill.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of December 31, 2020 and 2019 included the following:

	December 31, 2020	December 31, 2019
Payroll and payroll taxes payable	$490,033	$118,653
Sales tax payable	1,627	1,680
State income tax payable	144,800	-
Interest payable	839,240	97,292
Credit cards payable	31,422	-
Accrued operational expenses	664,710	-
Accrued general and administrative expenses	79,067	-
Accrued dividend	107,658	30,740
Other	14,500	10,178

Total Accrued Expenses	$2,373,057	$258,543

NOTE 6 – NOTES PAYABLE

Notes payable included the following as of December 31, 2020 and 2019:

	December	December
	31, 2020	31, 2019
Secured notes payable:

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year, due in monthly installments ending January 2023.	22,293	28,000

Secured note payable issued to a shareholder who controls approximately 9.7% of votes issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%. Principal balance $100,000, net of deferred financing costs of $0.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 6.0% of votes issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%. Principal balance $100,000, net of deferred financing costs of $0.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,470	792,470

Secured note payable issued to a shareholder who controls approximately 9.7% of votes issued May 1, 2019, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000, net of deferred financing costs of $7,125. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued to a shareholder who controls approximately 9.7% of votes May 1, 2019, bearing interest of 10% per year, due June 30, 2020. Note is currently past due. If a default notice is received, the interest rate will be 14%.	80,000	80,000

Secured note payable issued to a shareholder who controls approximately 9.7% of votes December 12, 2019, bearing interest of 12% per year, due June 3, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	25,000	50,000

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020. Note is currently past due. If a default notice is received the interest rate will be 10%.	123,818	123,818

Secured note payable issued on February 27, 2020 in connection with the 5J acquisition to a shareholder who owns 100% of Series B convertible preferred stock, bearing interest of 10% per year, due February 1, 2023. In October 2020, note holder was named as a board member	2,000,000	-

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	568,589	-

Secured note payable issued on February 27, 2020 , bearing interest of 10.0% per year, due March 1, 2023. The note holder, owns approximately 12.2% of common shares and has an officer on the Board of Directors of the Company. Deferred financing costs associated with this agreement were $3,504 as of December 31, 2020	1,012,237	-

Secured Master Lease Agreement refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. Deferred financing costs associated with this agreement were $361,831 as of December 31, 2020.	11,708,919	-

Secured promissory notes with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August and September 2050.	390,000	-

Secured promissory note issued on June 20, 2020. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. Deferred financing costs associated with this agreement were $279,572 as of December 31, 2020	1,570,617	-
	18,693,943	1,474,288
Less discounts and deferred finance costs	(644,907)	(29,083)
Less current maturities	(4,010,627)	(717,504)

Long term secured notes payable, net of current maturities and discounts	$14,038,409	$727,701

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

On January 11, 2019 the Company issued a 10% note in the amount of $100,000 to a shareholder with ownership interest of 13.9%. The note matured on December 7, 2019 and is secured by a junior lien against the Company assets. In April 2019, the Company issued 511,370 shares of its restricted common stock with a fair value of $203,525 to settle this $100,000 note payable and $2,274 of accrued interest in full. The transaction resulted in a loss on settlement of $101,251 during the year ended December 31, 2019.

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

On October 4, 2019, we sold for $30,000 property categorized on our balance sheet as an asset held for sale. This vacant property acquired by MG Cleaners years earlier is located in Carthage, Texas and not a part of our current operations. The original MG Cleaners seller note was secured by this property and received the proceeds of this sale of approximately $30,000. The seller note had a balance of $147,608 at the time of the sale of property. The remainder of the note was retired and paid in full by issuing 400,000 restricted shares of our common stock. See Note 7 – Stockholders’ Deficit.

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

On July 20, 2020, the 5J Specialized, LLC issued a secured promissory note for $1,641,060, which includes precomputed interest of $287,560. The precomputed interest is being accounted for as a debt discount and amortized through the maturity date of the note. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. The note is secured by machinery and equipment owned by SMG.

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

Notes Payable – Discontinued Operations

On January 23, 2020, the Trinity Services issued a secured promissory note for $1,272,780, which includes precomputed interest of $210,018. The note is due and payable in thirty-six monthly installments of $35,355 commencing on March 25, 2020 and the final installment is due on February 25, 2023. The note is secured by machinery and equipment owned by SMG. The balance of this note payable is included in Current Liabilities-Discontinued Operations on the Company’s Consolidated

On May 27, 2020, our wholly-owned subsidiaries, Trinity Services, LLC and MG Cleaners, LLC each executed notes with the SBA for $150,000 in connection with the SBA’s economic injury disaster loan (“EIDL”) program. The notes have a thirty year term, an annual interest rate of 3.75% and payments of $731 are due monthly beginning twelve months from the date of the note. The notes grant the SBA a general security interest in Trinity Services’ and MG Cleaners’ collateral and has no penalty of prepayment.

Future maturities of debt as of December 31, 2020 are as follows:

2021	$12,481,982
2022	7,099,344
2023	7,235,338
2024	2,590,578
2025	354,811
Total	$29,762,053

Notes Payable – Unsecured

	December 31,	December 31,
	2020	2019
Unsecured promissory notes with Small Business Administration Paycheck Protection Program, bearing interest 1.00% annually and matures in April 2022.	$3,148,100	$-

Unsecured note payable with a shareholder who controls approximately 6.0% of votes. Note issued on August 10, 2018 for $40.000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand Note is currently past due. If a default notice is received, the interest rate will be 15%.	44,559	44,559

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

Notes payable – unsecured	3,227,659	79,559
Less discount	-	(3,185)
	3,227,659	76,374

Less current portion	(2,187,436)	(76,374)

Notes payable - unsecured, net of current portion	$1,040,223	$-

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

In April 2020, 5J Oilfield Services LLC was informed by Hancock Whitney Bank, its lender, that they received approval from the U.S. Small Business Administration (“SBA”) to fund 5J’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, 5J has entered into a two-year promissory note. Per the terms of the PPP Loan, 5J will return $10,000 of the SBA advance and receive net cash proceeds of $3,148,100 from  the Hancock Whitney Bank. In accordance with the requirements of the CARES Act, 5J intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on August 22, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

In April and May 2020, SMG., Trinity, and Jake, (collectively the “Companies”) were informed by their lender, Prosperity Bank (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Companies’ request for loans under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loans, the Companies have entered into two-year promissory notes. Per the terms of the PPP Loans, SMG received total proceeds of $72,500, Trinity received total proceeds of $195,000, and Jake received total proceeds of $21,200 from the Bank. In accordance with the requirements of the CARES Act, the Companies intend to use the proceeds from the PPP Loans primarily for payroll costs. The PPP Loans are scheduled to mature on August 20, 2022 for SMG, August 28, 2020 for Trinity and September 1, 2022 for Jake. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

Accounts Receivable Financing Facility (Secured Line of Credit)

On June 19, 2019, Jake Oilfield Solutions LLC (“Jake”), each of which is a wholly-owned subsidiary of the Company, entered into separate revolving accounts receivable financing facilities (collectively the “AR Facility”) with Catalyst Finance L.P. (“Catalyst”). The AR Facility was funded on June 27, 2019. The new AR Facility with Catalyst was used to pay off the Crestmark facility in full. The AR Facility provides for the Company, through Trinity and Jake, to have access to up to 90% of the net amount of eligible receivables (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of Jake to Catalyst and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 2.25% in excess of the prime rate reported by the Wall Street Journal per annum, plus a financing fee equal to 0.20% of the receivable balance every 15 days, with a maximum cumulative rate of 1.6%.   There are no origination fees, monitoring or early termination fees. The AR Facility can be terminated by the Company with thirty days written notice. The Company is a guarantor of the financing facility and our subsidiaries as borrowers have cross-collateralized their accounts receivable with this facility. This arrangement was terminated in May 2020.

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the year ended December 31, 2020, $82,349 of debt discount was amortized to interest expense, and unamortized discount was $144,890 as of December 31, 2020. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

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

The balances under the above lines of credit was $4,046,256 and $10,204 as of December 31, 2020 and 2019, respectively.

Convertible Notes Payable

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the year ended December 31, 2020, $39,075 of the discount was fully amortized. On February 27, 2020, the principal amount of $250,000 was converted into the Amerisource Stretch Note and is convertible into the Company’s common stock at a fixed exercise price of $0.25 per share anytime while the note is outstanding.

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8.50%, payable in cash quarterly, matures in two years and is convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share.

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 12.2% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the year ended December 31, 2020, $116,608 of debt discount was amortized to interest expense, and there was $303,180 of unamortized discount as of December 31, 2020. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.

During the year ended December 31, 2020, the Company entered into secured note purchase agreements with nine individual investors for the purchase and sale of convertible promissory notes (“Convertible Notes”) in the principal amount of $2,019,000. The Convertible Notes are convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.10 per share. Interest on the Convertible Notes shall be paid to the investors at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Convertible Notes is two years after the issuance date. The Convertible Notes are secured by all of the assets of the Company, subject to prior liens and security interests. The Company also issued a total of 3,028,500 shares of common stock to the investors. The Company recognized a debt discount of $1,057,710 which is equivalent to the relative fair value of the 3,028,500 common shares and the beneficial conversion feature on the Convertible Notes. During the year ended December 31, 2020, $158,930 of the discount was amortized. Of the $2,019,000 principal amount, $1,669,000 of the convertible notes are held by investors who are considered related parties, primarily existing debt holders. As of December 31, 2020, there was $898,780 of unamortized discount remaining.

As of December 31, 2020, the convertible notes, net balance was $2,467,335 which long term convertible notes payable of $2,417,335 and current portion of convertible notes of $50,000. As of December 31, 2019, the convertible notes balance was $260,926.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Year ended December 31, 2020

During the year ended December 31, 2020, the Company issued 2,498,736 shares of the common stock to the noteholders in connection with the sale of the Amerisource Stretch Note. Amerisource serves as agent for the note holders, beneficially owns approximately 33.8% of common shares including potential shares issuable upon conversion of debt, and has an officer on the Board of Directors of the Company.

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

On August 5, 2020, the following terms of the Series A Preferred Stock were amended:

•	The dividend was increased from 3% to 5%; and
•	All outstanding shares of the nonredeemable Series A Convertible Preferred Stock shall automatically convert into the Company’s Common Stock on July 20, 2021.

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

Preferred Stock – Series B Convertible Preferred stock

On February 27, 2020, the Company, James E. Frye (“Frye”) and 5J Oilfield Services LLC (“5J Oilfield”) entered into a membership interest purchase agreement (“Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests of 5J Oilfield from Frye in exchange for certain consideration, which included the issuance to Frye of 6,000 shares of the Company’s Series B Convertible Preferred Stock, with a stated value of $1,000 per share in accordance with the Certificate of Designation of Preferences, Rights and Limitations of 5% of Series B Convertible Preferred Stock dated effective January 1, 2020 ( “SMGI Preferred Shares”). See Note 9 for additional information.

On December 31, 2020, the Company, Frye and 5J Oilfield entered into an Amendment and Partial Recission of Membership Interest Purchase Agreement (“Recission Agreement”), effective as of February 27, 2020 (the “Effective Date”), pursuant to which the parties agreed to rescind the issuance of the Series B Convertible Preferred Shares to Frye as of the Effective Date. There have not been any distributions, payments or other transactions effected with respect to the SMGI Preferred Shares between the issuance date and the date of the Recission Agreement. After this transaction was completed, none of the SMGI Preferred Shares are issued and outstanding, and all accrued preferred dividends previously owed to Frye were forgiven.

NOTE 8 – STOCK OPTIONS AND WARRANTS

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2018	640,000	$320,350	$0.24-2.18	$0.50
Granted	325,000	141,250	0.25-0.79	$0.43
Exercised	-	-	-	-
Cancelled, forfeited or expired	(120,000)	(77,850)	0.37-2.18	$1.54
Outstanding, December 31, 2019	845,000	383,750	0.24-2.18	$0.45
Granted	2,210,000	663,000	$0.30	$0.30
Exercised	-	-	-	-
Cancelled, forfeited or expired	(995,000)	(358,000)	0.30-2.00	$0.36
Outstanding, December 31, 2020	2,060,000	$688,750	$0.24-0.75	$0.33
Exercisable, December 31, 2020	800,000	$307,000	$0.24-0.75	$0.38

Summary of stock option information is as follows:

On February 28, 2020, the Company issued 2,025,000 common stock options to 5J and SMG employees. The options vest equally over a three-year period starting on February 28, 2021. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price, $0.168, Exercise price, $0.30, Term 5 years, Volatility 222.83%, Discount rate, 0.89%.

In October 2020, the Company awarded a total of 185,000 common stock options to certain employees to purchase common stock at an exercise price of $0.30 per share for a period of five years, vesting annually over three years. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price, $0.14 , Exercise price, $0.30, Term 5 years, Volatility 222.83%, Discount rate, 0.89%.

The weighted average remaining contractual life is approximately 2.24 years for stock options outstanding on December 31, 2020. At December 31, 2020 there was no intrinsic value to the outstanding stock options.

During the year ended December 31, 2020, the Company recognized $66,566 related to outstanding stock options. At December 31, 2020, the Company had $160,756 of unrecognized expenses related to options.

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

The weighted average remaining contractual life is approximately 3.03 years for stock options outstanding on December 31, 2019. At December 31, 2019 there was no intrinsic value of outstanding stock options. During the year ended December 31, 2019 share based compensation expense of $154,003 was recognized.

Summary Stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2018	525,001	218,750	$0.40-$0.75	$0.42
Granted	905,000	211,250	$0.15-$0.30	$0.30
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, December 31, 2019	1,430,001	430,000	$0.15-$0.75	$0.30
Granted	333,334	66,667	$0.20	$0.20
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, December 31, 2020	1,763,335	$496,667	$0.15-$0.75	$0.28
Exercisable, December 31, 2020	1,763,335	$496,667	$0.15-$0.75	$0.28

In March 2020, the Company granted 333,334 warrants to two debt holders with a ten-year term and an exercise price of $0.20. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.18, Exercise price, $0.20, Term 10 years, Volatility 183.29%, Discount rate, 0.74%. During the year ended December 31, 2020, the fair value of $59,439 was recoded as a notes payable discount and will be amortized over the life of the notes payable.

The weighted average remaining contractual life is approximately 6.10 years for stock warrants outstanding on December 31, 2020. At December 31, 2020 there was no intrinsic value of outstanding stock warrants.

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

In June 2019, the Company granted 270,000 stock warrants to a debt holder with ten-year terms and an exercise price of $0.30. The warrants are fully vested at the time of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.45, Exercise price, $0.30, Term 10 years, Volatility 175%, Discount rate, 2.1%. During the year ended December 31, 2019, the fair value of $121,004 was recoded as a note payable discount and was fully amortized over the life of the note payable.

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

The weighted average remaining contractual life is approximately 6.38 years for stock warrants outstanding on December 31, 2019. At December 31, 2019 there was $30,150 in intrinsic value of outstanding stock warrants.

NOTE 9 – ACQUISITION AND DISPOSITION OF BUSINESSES

5J Entities Acquisition

On February 27, 2020 we entered into Membership Interest Purchase Agreements for the acquisition of all of the membership interests of each of 5J Oilfield Services LLC, a Texas limited liability company (“5J Oilfield”) and 5J Trucking LLC, a Texas limited liability company (“5J Trucking”) (5J Oilfield and 5J Trucking shall be collectively referred to herein as the “5J Entities”) (the “Transaction”). The total purchase price for the 5J Entities was $12.7 million.

Pursuant to the terms of the 5J Oilfield Membership Interest Purchase Agreement ("5J Oilfield Agreement"), we acquired 100% of the issued and outstanding membership interests from the sole member of 5J Oilfield ("5J Oilfield Member"), pursuant to which 5J Oilfield has become a wholly-owned subsidiary of SMG. Pursuant to the terms of the 5J Oilfield Agreement, we have: (i) paid the 5J Oilfield Member $6,840,000 in cash; (ii) issued 6,000 shares of our 5% Series B Convertible Preferred Stock, with a fair value of $4,380,000; and (iii) caused 5J Oilfield to issue a note ("Seller Note") to the 5J Oilfield Member in the principal amount of $2,000,000 ("5J Oilfield Purchase Price").

The Series B Convertible Preferred Stock issued in connection with the acquisition of the 5J Entities is convertible at $1.25 per share at any time after its issuance and shall automatically convert into shares of the Company’s common stock, par value $.001 per share, three years from the date of issuance. The Company shall pay a quarterly dividend of 5% per annum to the holder of the Series B Convertible Preferred Stock, subject to certain conditions related to the EBITDA of the 5J Entities. In the event that the consolidated quarterly EBITDA of the 5J Entities is not in excess of the aggregate fixed monthly payments made to Amerisource and Utica, the 5J Oilfield Member will have the option of accruing the dividend, or converting such amount due into shares of the Company’s common stock at the market price at such time. The holder of the Series B Convertible Preferred Stock shall vote on all matters presented to the Company’s common stockholders on an as converted basis. All of the shares of Series B Convertible Preferred Stock, and the shares of the Company’s Common Stock underlying the Preferred Stock, issued in connection with the Transaction are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

The fair value of the Series B Convertible Preferred Stock was based on the Black-Scholes model with the following key assumptions ranging from: stock price $0.27, exercise price of between $0.25 and $1.25, term 3 years, dividend yield of 5%, volatility of 51% and Discount rate of 1.07%

The acquisition of the 5J Entities is being accounted for as a business combination under ASC 805. The following information summarizes the provisional purchase consideration and preliminary allocation of the fair values assigned to the assets at the purchase date:

Purchase Price:
Cash, net	$6,320,168
Preferred Series B shares issued	4,380,000
Seller note issued	2,000,000
Total purchase consideration	$12,700,168

Purchase Price Allocation:
Accounts receivable	8,177,713
Prepaid expense	2,318,580
Notes receivable	814,347
Other current asset	338,222
Right of use assets – operating	1,510,897
Property and equipment	19,354,189
Accounts payable and accrued expenses	(4,945,881)
Line of credit	(5,840,622)
Right of use liabilities – Operating	(1,510,897)
Notes payable	(7,516,380)
Total purchase consideration	$12,700,168

The Company’s consolidated revenues and net loss for the year ended December 31, 2020 included the results of operations since the acquisition date of 5J Entities of $26,665,719 and net loss of $9,639,725, respectively.

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

The acquisition of Trinity was accounted for as a business combination under ASC 805. The following information summarizes the purchase consideration and allocation of the fair values assigned to the assets at the purchase date:

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

In December 2020, management decided to sell or dissolve the Trinity Business. All assets and liabilities of Trinity are classified as held for sale and included within net loss from discontinued operations. The Company plans to auction the fixed assets in 2021 and recorded an impairment of $983,660 during the year ended December 31, 2020 to reflect expected proceeds from this auction. The impairment is included as part of net loss from discontinued operations on the consolidated statement of operations.

MG Cleaners LLC

On December 22, 2020, the Company, as the sole member of MG Cleaners LLC (“MG”), entered into a share exchange agreement (“Agreement”) with S&A Christian Investments L.L.C. (“S&A”) pursuant to which the Company transferred all of the membership interests of MG (“MG Interests”) to S&A in exchange for Stephen Christian, the control person of S&A, returning 1,408,276 shares of the Company’s common stock, par value $.001 per share (“Exchanged Shares”) to the Company for cancellation, additional consideration received by the Company in connection with the transaction included the removal of the Company as a guarantor of certain MG debt, as further disclosed in the Agreement and Plan of Share Exchange by and among MG, the Company and S&A attached hereto as Exhibit 10.19. Upon the Company’s receipt of the Exchanged Shares, the Exchanged Shares will be retired and returned to treasury resulting in a decrease of 1,408,276 shares of its common stock issued and outstanding, and all 750,000 unvested incentive stock options previously granted to Mr. Christian will expire. Mr. Stephen Christian, the Company’s former Executive Vice President and Secretary, is the control person of S&A. As a result of the terms of the transaction, S&A became the owner of all of the MG Interests. In connection with the sale of MG, Mr. Christian resigned as Executive Vice President and Secretary of the Company. The Company also agreed to pay $150,000 in cash to MG Cleaners, with $75,000 paid in December 2020.

The gain on disposal of MG is summarized below and included in the Net loss from discontinued operations as reported in the consolidated statement of operations for the year ended December 31, 2020:

Consideration paid to buyer of MG Cleaners
Cash	$75,000
Accounts payable	75,000
Total consideration paid to buyer	$150,000

Accounts receivable, net	$496,492
Inventory	114,504
Prepaid expenses and other current assets	74,494
Property and equipment, net	121,801
Other assets	3,273
Right of use assets - operating lease	94,099
Intangible assets, net	122,079
Total assets	$1,026,742

Accounts payable	$468,788
Accrued expenses and other liabilities	321,246
Right of use liabilities - operating leases short term	76,709
Right of use liabilities - finance leases short term	12,961
Secured line of credit	188,690
Current portion of unsecured notes payable	115,772
Current portion of secured notes payable, net	295,887
Notes payable - unsecured, net of current portion	74,228
Notes payable - secured, net of current portion	148,289
Right of use liabilities - operating leases, net of current portion	34,485
Right of use liabilities - finance leases, net of current portion	12,428
Total liabilities	$1,749,483

Gain on disposal of MG Cleaners	$(572,741)

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategy shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of December 31, 2020 and 2019 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the years end December 31, 2020 and 2019 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the years end December 31, 2020 and 2019 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$591	$786
Accounts receivable, net	360,541	1,172,697
Cost in excess of billings	-	71,185
Inventory	-	129,959
Prepaid expenses and other current assets	76,655	197,500
Current assets of discontinued operations	437,787	1,572,127
Property and equipment, net	1,500,000	2,997,922
Other assets	1,500	17,189
Right of use assets - operating lease	67,200	219,276
Intangible assets, net	-	131,242
Other assets of discontinued operations	1,568,700	3,365,629
Total assets of discontinued operations	$2,006,487	$4,937,756

Accounts payable	597,266	$1,526,346
Accrued expenses and other liabilities	198,833	333,076
Right of use liabilities - operating leases short term	38,206	84,166
Right of use liabilities - finance leases short term	-	47,382
Deferred revenue	-	6,379
Secured line of credit	278,301	834,832
Current portion of note payable - related party	-	98
Current portion of unsecured notes payable	440,331	234,505
Current portion of secured notes payable, net	690,100	975,271
Current liabilities of discontinued operations	2,243,037	4,042,055
Notes payable - secured, net of current portion	855,995	408,089
Notes payable - unsecured, net of current portion	101,374	-
Right of use liabilities - operating leases, net of current portion	50,993	147,110
Right of use liabilities - finance leases, net of current portion	-	24,315
Long term liabilities of discontinued operations	1,008,362	579,514
Total liabilities of discontinued operations	$3,251,399	$4,621,569

The statements of operations of Trinity and MG combined are summarized below:

	December 31,	December 31,
	2020	2019
Revenues	$4,310,013	$5,965,609
Cost of revenues	(3,501,669)	(4,564,394)
Selling, general and administrative	(1,805,556)	(1,555,230)
Impairment expense	(983,660)	(12,300)
Bad debt expense	(54,009)	(68,344)
Loss from operations	(2,034,881)	(234,659)
Gain on settlement of notes payable	-	18,408
Other income	20,000	17,791
Other expense	(7,566)	-
Loss on asset disposal	(2,806)	(2,371)
Gain on disposal of business	572,741	-
Interest expense, net	(311,320)	(324,037)
Net loss from discontinued operations	$(1,763,832)	$(524,868)

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the years ended December 31, 2020 and 2019 as if the 5J acquisition occurred on January 1, 2019, and reflect the operations of MG Cleaners and Trinity Services as discontinued operations based on their current year presentation. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	For the year ended
	December 31, 2020	December 31, 2019
	Pro Forma	Pro Forma
Revenue	$34,226,229	$55,177,732
Operating loss	(9,985,480)	(7,945,341)
Net loss attributable to common shareholders	(15,958,617)	(10,548,909)
Net loss per common share	$(0.89)	$(0.76)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, the Company has an open letter of credit in the amount of $414,638 as collateral for its insurance policy.

Employment Agreements

On October 31, 2017, and made effective October 1, 2017, the Company entered into an employment agreement with Matthew Flemming, our Chief Executive Officer. The term is for three years with a monthly salary of $15,000 for the period. The terms of the agreement also include providing health care, auto allowance of $750 per month if a car is not provided by the Company, and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Flemming six months’ severance pay. The agreement automatically renews every three months after October 1 2020. In December 2020, Mr. Flemming resigned as the Company’s CEO and became the Company’s Chief Development Officer.

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

NOTE 11 – LEASES

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

The components of lease cost for operating and finance leases for the years ended December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Lease Cost
Operating lease cost within cost of sales	$387,439	$31,438
Finance lease cost
Amortization of right-of-use assets	-	-
Interest on lease liabilities	-	-
Total finance lease cost	$-	$-
Short-term lease cost	$283,873	$336,679
Variable lease cost	-	-
Sublease income	-	-
Total lease cost	$671,312	$368,117

Supplemental cash flow information related to leases was as follows:

	December 31, 2020	December 31, 2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$136,050	$21,790

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2020 and 2019:

Lease Position	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$1,270,989	$46,882
Right of use liability operating lease current portion	$575,517	$29,313
Right of use liability operating lease long term	846,212	17,569
Total operating lease liabilities	$1,421,729	$46,882

Finance Leases – included as part of Discontinued Operations
Equipment	$-	$190,241
Accumulated depreciation	-	(38,691)
Net Property	$-	$151,550
Long-term debt due within one year	-	47,382
Long-Term Debt	-	24,315
Total finance lease liabilities	$-	$71,697

Assets and liabilities held for sale as of December 31, 2020 included a right of use asset balance of $67,199, a short term lease liability of $38,207 and a long term lease liability of $50,992. Assets and liabilities held for sale as of December 31, 2019 included a right of use asset balance of $219,276, a short term lease liability of $84,167 and a long term lease liability of $147,110. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.6	3.6
Finance leases	-	1.6
Weighted-average discount rate
Operating leases	8.4%	13.0%

The following table provides the maturities of lease liabilities at December 31, 2020:

Operating
Leases
Maturity of Lease Liabilities at December 31, 2020
2021	$592,081
2022	423,001
2023	391,501
2024	192,000
2025 and thereafter	10,750
Total future undiscounted lease payments	$1,609,333
Less: Interest	(187,604)
Present value of lease liabilities	$1,421,729

At December 31, 2020, the Company had no additional leases which had not yet commenced.

The Company acquired six operating leases for equipment, office and warehouse space as part of the 5J Acquisition and recognized a right of use asset and operating lease liability of $1,510,897 as part of the purchase price accounting. The remaining terms of the acquired leases range from 36 and 60 months.

NOTE 12 – RELATED PARTY TRANSACTIONS

Newton Dorsett, who received $2 million Series A Convertible Preferred Stock in connection with the sale of Trinity Services to us also owns or has control over Dorsett Properties LLC, an entity that is the lessor to a lease with the Company. The lease is for $2,000 per month from July 1, 2019 until June 1, 2024.

James Frye, who currently serves as a director on our Board and President of our 5J subsidiary, and received 6,000 shares of Series B Convertible Preferred Stock in connection with the sale of 5J to us, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. On December 31, 2020, the Company entered into an agreement whereby James Frye returned all of his Series B Convertible Preferred Stock to the Company for no consideration and forgave all accumulated dividends. There is no Series B preferred outstanding today.

On June 15, 2020, the Company entered into an Interim Management Services Agreement with Apex Heritage Group, Inc. (the “Consultant”), of which Steven H. Madden, a related party, has sole voting and investment control over. The Consultant will provide Jeffrey Martini to serve as the Company’s Chief Financial Officer, reporting to both the Company’s Chief Executive Officer and its Board of Directors. The Company shall pay to Consultant an amount and in a form to be mutually agreed by both parties. In December 2020, Mr. Martini was also appointed as Chief Executive officer.

During the year ended December 31, 2020, the Company entered into new convertible notes payable with related parties totaling approximately $1,669,000 in principal. See Note 6.

The Company engaged the services of a Director, Mr. John Boylan, effective February 11, 2019, whereby Mr. Boylan was paid as a consultant to the Company in connection with its mergers and acquisition work, whereby Mr. Boylan provided us with mergers and acquisition support including economic analysis, financial modeling and due diligence. Mr. Boylan was paid $13,000 per month for his services. In June 2019 Mr. Flemming and Mr. Boylan were each awarded a bonus of $12,500 related to their efforts in closing the Trinity acquisition.

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

Mr. Martini serves as our Chief Executive Officer and Chief Financial Officer, however, we are not party to an employment agreement with Mr. Martini. Instead, APEX Heritage Group, Inc. (“Apex”) has contracted directly with Mr. Martini for such management services, and is routinely compensated in turn via the provision of debt and/or equity instruments under the terms of an interim management services agreement, among other arrangements. During 2020, Apex was reimbursed via convertible debt valued at $225,000, which was in part compensation for such employment. The Company expects to continue such arrangement in 2021.

NOTE 13 – INCOME TAXES

The components of income taxes are as follows, in thousands:

	For the Year Ended
	December 31,	December 31,
	2020	2019
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(2,648,000)	(245,000)
Valuation allowance	2,648,000	245,000
Income tax expense (benefit)	$-	$-

The components of deferred tax assets are as follows, in thousands:

	December 31,	December 31,
	2020	2019
Deferred tax asset:
Net operating loss carryforwards	$4,122,000	$1,216,000
Income not currently incurred	(335,000)	(77,000)
Total	3,787,000	1,139,000
Valuation allowance	(3,787,000)	(1,139,000)
Net deferred tax asset	$-	$-

A valuation allowance is provided when it is more likely than not that a portion or all of the deferred tax asset will not be realized. The differences between book income and tax income relate principally to revenue recognition and to differences between accelerated methods of depreciation allowed on income tax returns and straight-line methods of depreciation used for book purposes. At December 31, 2020, the Company has net operating losses available for the indefinite carryforward of approximately $19,630,000 and $5,425,000 prior year loses available to be carried forward, net of $3,415,000 of prior year losses being mitigated due to the Section 382 limitation.

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the 1,408,276 shares related to the sale of MG Cleaners were returned to the Company and cancelled. On January 11, 2021, the Company organized 5J Brokerage LLC as a Texas limited liability company of which the sole member is SMG industries Inc.

On January 14, 2021 an affiliate and stockholder invested $150,000 into the Company’s secured convertible note offering, that matures after twenty four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. The lender also received 225,000 shares in connection with the convertible note.

On January 28, 2021, the 5J Oilfield Services subsidiary received a loan from the payroll protection program PPP2 from the SBA via its commercial bank for approximately $1,769,000. If the loan is not forgiven under the terms of the program, the loan carries a 1% per annum interest rate and matures in five years.

On March 8, 2021, the Company organized 5J Transportation LLC as a Texas limited liability company of which the sole member is SMG industries Inc.

Effective March 9, 2021, the Company entered into a third amendment and surrender agreement with Utica requiring weekly payments of $23,750 until May 28, 2021. Upon the occurrence of an event of default under such amendment, and after the expiration of any cure period related to any such default, the surrender agreement entered into between the parties shall govern the surrender of the ownership and possession of the 5J equipment to Utica, or their designee, pursuant to the terms of the Lease agreement between the parties. The surrender agreement directs any third party in possession of any of such equipment to surrender the equipment in their possession to Utica and for Lessee to comply with any related paperwork requests to transfer ownership of the equipment to Utica. The surrender agreement shall terminate on the earlier to occur of: (i) June 25, 2021, or (ii) the occurrence of an event of default, that is not cured within any applicable cure period. From June 4, 2021 to June 25, 2021 the weekly payments shall increase to $112,000 per week, and thereafter commencing on July 27, 2021 the payments shall be $448,000 per month.

In March 2021, the Company executed an auction agreement to sell all of its Trinity Services assets with a national auctioneer firm. The auction is expected to take place within the next three months.