Form 10-Q
period 2021-03-31
SMG Industries Inc.
filed 2021-05-24
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 24, 2021 was 21,107,135.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$353,418	$263,814
Restricted cash	716,474	715,274
Accounts receivable, net of allowance for doubtful accounts of $672,210 and $691,098 as of March 31, 2021 and December 31, 2020, respectively	6,324,912	4,920,967
Prepaid expenses and other current assets	1,355,262	1,409,996
Current assets of discontinued operations	138,821	437,787

Total current assets	8,888,887	7,747,838

Property and equipment, net of accumulated depreciation of $6,882,957 and $5,991,572 as of March 31, 2021 and December 31, 2020, respectively	14,912,382	16,337,914
Right of use assets - operating lease	1,182,400	1,270,989
Other assets	744,075	499,707
Other assets of discontinued operations, net	1,514,469	1,568,700

Total assets	$27,242,213	$27,425,148

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,940,421	$3,171,086
Accounts payable – related party	110,526	205,444
Accrued expenses and other liabilities	3,836,219	2,373,057
Current portion of right of use liabilities - operating leases	608,097	575,517
Deferred revenue	30,000	30,000
Secured line of credit	3,718,730	4,046,256
Current portion of unsecured notes payable	4,449,569	2,187,436
Current portion of secured notes payable, net	5,224,918	4,010,627
Current portion of convertible notes, net	50,000	50,000
Current liabilities of discontinued operations	1,943,319	2,243,037

Total current liabilities	22,911,799	18,892,460

Long term liabilities:
Convertible note payable, net	2,691,321	2,417,335
Notes payable - unsecured, net of current portion	1,831,844	1,040,223
Notes payable - secured, net of current portion	12,518,185	14,038,409
Right of use liabilities - operating leases, net of current portion	793,944	846,212
Long term liabilities of discontinued operations	1,009,972	1,008,362

Total liabilities	41,757,065	38,243,001

Commitments and contingencies

Stockholders' deficit
Preferred stock 1,000,000 shares authorized:
Series A convertible preferred stock - $0.001 par value; 2,000 shares authorized; 2,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	2	2
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock - $0.001 par value; authorized 250,000,000 authorized; issued and outstanding 19,839,365 and 19,446,258 at March 31, 2021 and December 31, 2020, respectively	19,840	19,447
Additional paid in capital	11,170,885	10,978,254
Accumulated deficit	(25,705,579)	(21,815,556)

Total stockholders' deficit	(14,514,852)	(10,817,853)

Total liabilities and stockholders' deficit	$27,242,213	$27,425,148

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2021 and 2020

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES	$7,602,328	$4,360,381

COST OF REVENUES	8,700,508	4,663,359

GROSS LOSS	(1,098,180)	(302,978)

OPERATING EXPENSES:
Selling, general and administrative	1,512,400	2,098,330

Total operating expenses	1,512,400	2,098,330

LOSS FROM OPERATIONS	(2,610,580)	(2,401,308)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,248,789)	(344,599)
Other income, net	639	-
Gain on sale of assets	50,162	-

Total other income (expense)	(1,197,988)	(344,599)

NET LOSS FROM CONTINUING OPERATIONS	(3,808,568)	(2,745,907)

Loss from discontinued operations	(56,455)	(233,324)
NET LOSS	(3,865,023)	(2,979,231)

Preferred stock dividends	(25,000)	(42,123)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,890,023)	$(3,021,354)

Net loss per common share – Basic and diluted
Continuing operations	$(0.20)	$(0.18)
Discontinued operations	$(0.00)	$(0.01)
Net loss attributable to common shareholders	$(0.20)	$(0.19)

Weighted average common shares outstanding
Basic	19,516,258	15,686,520
Diluted	19,516,258	15,686,520

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2021 and 2020

(unaudited)

	Series A		Series B
	Preferred		Preferred				Additional
	Stock		Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2020	2,000	$2	-	$-	19,446,258	$19,447	$10,978,254	$(21,815,556)	$(10,817,853)

Shares issued with debt and beneficial conversion feature on convertible notes payable	-	-	-	-	393,107	393	174,658	-	175,051
Share based compensation	-	-	-	-	-	-	17,973	-	17,973
Preferred stock dividends	-	-	-	-	-	-	-	(25,000)	(25,000)
Net loss	-	-	-	-	-	-	-	(3,865,023)	(3,865,023)

Balances at March 31, 2021	2,000	$2	-	$-	19,839,365	$19,840	$11,170,885	$(25,705,579)	$(14,514,852)

Balances at December 31, 2019	2,000	$2	-	$-	14,881,372	$14,881	$4,756,194	$(5,692,525)	$(921,448)

Shares issued for acquisition of 5J Entities	-	-	6,000	6	-	-	4,377,994	-	4,378,000
Shares issued for deferred financing cost	-	-	-	-	2,498,736	2,499	417,289	-	419,788
Share based compensation	-	-	-	-	-	-	2,895	-	2,895
Warrant issued for notes payable - debt discount	-	-	-	-	-	-	59,439	-	59,439
Preferred stock dividends	-	-	-	-	-	-	-	(42,123)	(42,123)
Net loss	-	-	-	-	-	-	-	(2,979,231)	(2,979,231)

Balances at March 31, 2020	2,000	$2	6,000	$6	17,380,108	$17,380	$9,613,811	$(8,713,879)	$917,320

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2021 and 2020

(unaudited)

	Three months ended March 31,	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,808,568)	$(2,745,907)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock based compensation	17,973	2,895
Depreciation and amortization	1,418,401	542,493
Amortization of deferred financing costs	245,722	80,954
Amortization of right of use assets - operating leases	88,589	33,786
Bad debt recovery	(14,353)	(1,167)
(Gain) loss on sale of assets	(50,162)	10,229
Changes in:
Accounts receivable	(1,389,592)	(146,198)
Prepaid expenses and other current assets	1,251,779	744,766
Other assets	(585,574)	(732,042)
Accounts payable	(118,594)	(2,194,972)
Accounts payable – related party	(59,918)	-
Accrued expenses and other liabilities	1,438,162	2,470,255
Right of use operating lease liabilities	(19,688)	(11,807)
Net cash used in operating activities from continuing operations	(1,585,823)	(1,946,715)
Net cash provided by (used in) operating activities from discontinued operations	530,013	(599,754)
Net cash used in operating activities	(1,055,810)	(2,546,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of 5J Entities, net	-	(6,320,168)
Cash paid for disposal of MG Cleaners, LLC	(35,000)	-
Cash paid for purchase of property and equipment	-	(84,878)
Net cash used in investing activities from continuing operations	(35,000)	(6,405,046)
Net cash used in investing activities	(35,000)	(6,405,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	-	(239,558)
Proceeds from secured line of credit, net	-	5,719,410
Payments on secured line of credit, net	(354,214)	-
Proceeds from notes payable	1,874,002	1,952,248
Payments on notes payable	(338,001)	(139,842)
Proceeds from convertible notes payable	150,000	1,350,000
Net cash provided by financing activities from continuing operations	1,331,787	8,642,258
Net cash (used in) provided by financing activities from discontinued operations	(150,173)	799,754
Net cash provided by financing activities	1,181,614	9,442,012

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	90,804	490,497

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	979,088	29,568

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,069,892	$520,065

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$528,909	$-

Noncash investing and financing activities
Non-cash consideration paid for business acquisition	$-	$4,378,000
Non-cash increase in secured notes payable related to acquisition	$-	$5,840,622
Non-cash consideration paid for prepaids from debt financing	$-	$331,065
Debt discount from issuance of common stock warrants	$-	$59,439
Preferred stock dividend	$25,000	$42,123
Expenses paid by related party	$-	$25,279
Prepaid expenses financed with note payable	$1,179,752	$-
Shares issued for deferred financing costs	$-	$419,788
Note receivable for property and equipment	$17,293	$-
Beneficial conversion feature on convertible notes payable	$175,051	$-
Non-cash consideration in convertible notes payable	$112,071	$-

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

SMG is headquartered in Houston, Texas with facilities in Floresville, Henderson, Odessa, Palestine, Tomball, and Victoria, Texas.

In March 2020, the World Health Organization declared COVID-19 a pandemic. Throughout 2020 and into 2021, many variants of the virus arose. We are still assessing the impact COVID-19 and related variants (together, “COVID-19”) may have on our business, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.  The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

The accompanying unaudited interim consolidated financial statements of SMG Industries Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019 with are included on a Form 10-K filed on April 19, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for years ended December 31, 2020 and 2019 have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC and 5J Brokerage LLC (together referred to as “5J”), Momentum Water Transfer Services, LLC Jake Oilfield Solutions LLC and Trinity Services LLC (“Trinity”), all of which have a quarter end of March 31 and fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Acquisition Accounting

The Company’s acquisitions are accounted for using the purchase acquisition method of accounting whereby purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The consolidated financial statements for the fiscal years presented include the results of operations for the 5J Entities and Trinity acquisitions from the date of acquisition.

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

Discontinued Operations

In December 2020 we sold MG and decided to cease the operations of Trinity. A component of an entity that is disposed of by sale or ceasing of operations is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. As such, MG and Trinity are reported as discontinued operations.

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net loss from discontinued operations for the three months ended March 31, 2021 and 2020. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Trinity and MG Cleaners. The discontinued operations exclude general corporate allocations.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three months ended March 31, 2021, 2,060,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 29,413,660 shares issuable from convertible notes were considered for their dilutive effects. For the three months ended March 31, 2020, 2,860,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock, 4,806,388 shares issuable from Series B Preferred Stock and 6,500,000 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three months ended March 31, 2021 and 2020, all potentially dilutive instruments were excluded as their effect would have been anti-dilutive.

Basic and Diluted Loss	March 31, 2021	March 31, 2020
Net loss from continuing operations	$(3,808,568)	$(2,745,907)
Net loss from discontinued operations	(56,455)	(233,324)
Net loss	(3,865,023)	(2,979,231)
Preferred stock dividends	(25,000)	(42,123)
Net loss attributable to common shareholders	(3,890,023)	(3,021,354)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	19,516,258	15,686,520
Net dilutive stock options	-	-
Dilutive shares	19,516,258	15,686,520

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its negative working capital, and negative cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue (and improve cash flows from operations) in connection with its anticipated growth related to the Company’s February 2020 acquisition of 5J and its expanded revenue lines in heavy haul, super heavy haul, drilling rig mobilization, commodity freight, and brokerage services. The Company believes that loans obtained under the Paycheck Protection Program in 2020 and 2021 will be forgiven in accordance with the terms of the program.

NOTE 4 – REVENUE

Disaggregation of revenue

All of the Company’s revenue from continuing operations is currently generated from services. As such no further disaggregation of revenue information is provided. All revenues are currently in the southern region of the United States.

Customer Concentration and Credit Risk

During the three months ended March 31, 2021, one of our customers accounted for approximately 12% of our total gross revenues. No other customers exceeded 10% of revenues during the three months ended March 31, 2021.  No customer accounted for 10% of accounts receivable as of March 31, 2021 and one customer accounted for 10% of accounts receivable as of December 31, 2020. During the three months ended March 31, 2020, one of our customers accounted for approximately 18% of our total gross revenues. No other customers exceeded 10% of revenues during the three months ended March 31, 2020.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Equipment	$7,738,597	8,549,824
Trucks and trailers	11,342,119	11,062,588
Downhole oil tools	659,873	659,873
Vehicles	1,538,528	1,550,335
Building	493,626	493,626
Furniture, fixtures and other	22,596	13,240

Property and equipment, gross	21,795,339	22,329,486

Less: accumulated depreciation	(6,882,957)	(5,991,572)

Property and equipment, net	$14,912,382	$16,337,914

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1,418,401 and $542,493, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of March 31, 2021 and December 31, 2020 included the following:

	March 31, 2021	December 31, 2020
Payroll and payroll taxes payable	$214,387	$490,033
Sales tax payable	1,627	1,627
State income tax payable	146,912	144,800
Property tax payable	70,000	-
Interest payable	1,227,830	839,240
Credit cards payable	3,759	31,422
Accrued operational expenses	1,875,808	664,710
Accrued general and administrative expenses	153,244	79,067
Accrued dividend	132,652	107,658
Other	10,000	14,500

Total Accrued Expenses & Other Liabilities	$3,836,219	$2,373,057

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of March 31, 2021 and December 31, 2020:

	March	December
	31, 2021	31, 2020
Secured notes payable:

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year. Note was paid off March 16, 2021.	-	22,293

Secured note payable issued December 7, 2018 to a shareholder who as of March 31, 2021 controls 9.7% of votes, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%. Principal balance $100,000.	100,000	100,000

Secured note payable issued December 7, 2018 to a shareholder who as of March 31, 2021 controls 5.2% of votes, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%. Principal balance $100,000.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance, principal balance $100,000. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC (MWTS), bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,470	792,470

Secured note payable issued June 17, 2019 to a shareholder who as of March 31, 2021 controls 9.7% of votes, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued May 1, 2019 to a shareholder who as of March 31, 2021 controls 9.7% of votes, bearing interest of 10% per year, due June 30, 2020. Note is currently past due. If a default notice is received, the interest rate will be 14%.	80,000	80,000

Secured note payable issued December 12, 2019 to a shareholder who as of March 31, 2021 controls approximately 9.7% of votes, bearing interest of 12% per year, due June 3, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	25,000	25,000

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020. Note is currently past due. If a default notice is received the interest rate will be 10%.	123,818	123,818

Secured note payable issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, due February 1, 2023. In October 2020, note holder was named as a board member.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	528,838	568,589

Secured note payable issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023. The note holder as of March 31, 2021 controls 12.2% of common shares and has an officer on the Board of Directors of the Company. Deferred financing costs associated with this agreement were $3,504 as of March 31, 2021.	895,440	1,012,237

Secured Master Lease Agreement refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. The note matures on May 27, 2024 The currently monthly payment is $95,000, increasing to $112,000 in June 2021, and increasing to $448,000 per month in July 2021. The effective interest rate on this agreement is approximately 18.7%. Deferred financing costs associated with this agreement were $329,762 as of March 31, 2021.	11,708,919	11,708,919

Secured promissory notes for Jake Oilfield Solutions LLC, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	390,000	390,000

Secured promissory note issued on June 20, 2020. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. Deferred financing costs associated with this agreement were $279,572 as of March 31, 2021.	1,411,456	1,570,617
	18,355,941	18,693,943
Less discounts and deferred finance costs	(612,838)	(644,907)
Less current maturities	(5,224,918)	(4,010,627)

Long term secured notes payable, net of current maturities and discounts	$12,518,185	$14,038,409

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

Notes Payable – Unsecured

	March 31,	December 31,
	2021	2020
Unsecured promissory note for 5J Oilfield Services LLC with Small Business Administration Paycheck Protection Program (“PPP1”), bearing interest 1.00% annually and matures in April 2022.	$3,148,100	$3,148,100

Unsecured promissory notes for 5J Oilfield Services LLC, Jake Oilfield Solutions LLC and SMG Industries, Inc. Small Business Administration Paycheck Protection Program (“PPP2”), bearing interest 1.00% annually and matures in April 2026.	1,874,002	-

Insurance premium financing note with original principal of $1,310,835, monthly payments of $133,939, with stated interest of 4.76%, maturing on December 1, 2021.	1,179,752	-

Unsecured note payable with a shareholder who as of March 31, 2021 controls 5.2% of votes. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand Note is currently past due. If a default notice is received, the interest rate will be 15%.	44,559	44,559

Unsecured advances from the sellers of Momentum Water Transfer Services LLC, non-interest bearing and due on demand	35,000	35,000

Notes payable – unsecured	6,281,413	3,227,659
Less discount	-	-
	6,281,413	3,227,659

Less current portion	(4,449,569)	(2,187,436)

Notes payable - unsecured, net of current portion	$1,831,844	$1,040,223

On April 22, 2020, 5J Oilfield Services LLC received cash proceeds of $3,148,100 from the Hancock Whitney Bank. In accordance with the requirements of the CARES Act, 5J and used the proceeds from the PPP1 Loan primarily for payroll costs. The PPP1 Loan is scheduled to mature on August 22, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

On January 28, 2021, the 5J Oilfield Services LLC received proceeds of $1,769,002 under the SBA PPP2 program. On February 3, 2021, Jake Oilfield Solutions LLC received proceeds of $35,000 under the SBA PPP2 program. On February 4, 2021, SMG Industries, Inc. received proceeds of $70,000 under the SBA PPP2 program.

The PPP2 loans mature 5 years from the date of the notes and bear interest at 1%. Payments of principal and interest payments begin one year and one month from the dates of the notes and are in 60 equal monthly installments. The loans are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP2 Loans primarily for payroll costs.

Unsecured Notes Payable – Discontinued Operations

On April 28,2020, Trinity, received proceeds of $195,000 under the SBA PPP1 program. In accordance with the requirements of the CARES Act, the Companies used the proceeds from the PPP1 Loan primarily for payroll costs. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan was scheduled to mature on, August 28, 2020. The Trinity loan was forgiven February 16, 2021. The Trinity loan was included in Current Liabilities-Discontinued Operations on the Company’s December 31, 2020 Consolidated Balance Sheet and the gain on the forgiveness of the loan is included in loss from discontinued operations on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2021.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the three months ended March 31, 2021, $26,688 of debt discount was amortized to interest expense, and unamortized discount was $98,158 as of March 31, 2021. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

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

The balances under the above lines of credit was $3,718,730 and $4,046,256 as of March 31, 2021 and December 31, 2020, respectively.

Convertible Notes Payable

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8.50%, payable in cash quarterly, matures in two years and is convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share.

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 13.9% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the three months ended March 31, 2021, $34,982 of debt discount was amortized to interest expense, and there was $268,198 of unamortized discount as of March 31, 2021. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.

During the year ended December 31, 2020, the Company entered into secured note purchase agreements with nine individual investors for the purchase and sale of convertible promissory notes (“Convertible Notes”) in the principal amount of $2,019,000. The Convertible Notes are convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.10 per share. Interest on the Convertible Notes shall be paid to the investors at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Convertible Notes is two years after the issuance date. The Convertible Notes are secured by all of the assets of the Company, subject to prior liens and security interests. The Company also issued a total of 3,028,500 shares of common stock to the investors. The Company recognized a debt discount of $1,057,710 which is equivalent to the relative fair value of the 3,028,500 common shares and the beneficial conversion feature on the Convertible Notes. During the three months ended March 31, 2021, the Company received $150,000 of cash and $112,071 of expenses paid on behalf of the Company in the form of new convertible notes under the terms above from related parties. The lender received 393,107 shares of the Company’s restricted common stock. The Company recognized debt discount of $175,051 based on the relative fair value of these shares and the beneficial conversion feature on the convertible notes. During the three months ended $151,984 of debt discount was amortized to interest expense.

Of the $2,228,071 principal amount, $1,931,071 of the convertible notes are held by investors who are considered related parties, primarily existing debt holders. As of March 31, 2021, there was $921,847 of unamortized discount remaining.

As of March 31, 2021, the convertible notes net balance was $2,741,321, consisting of long term convertible notes payable of $2,691,321, and current portion of convertible notes of $50,000. As of December 31, 2020, the convertible notes net balance was $2,467,335 consisting of long term convertible notes payable of $2,417,335 and current portion of convertible notes of $50,000.

Future maturities of all the Company’s debt as of March 31, 2021 are as follows:

2022	$12,388,226
2023	8,212,576
2024	8,954,773
2025	2,119,275
2026	710,757
Total	$32,385,607

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2021, a total of 393,107 shares of common stock were issued to a related party pursuant to the convertible notes payable described in Note 7.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

				Weighted
		Aggregate		Average
	Aggregate Number	Exercise Price	Exercise Price Range	Exercise Price
Outstanding, December 31, 2020	2,060,000	$688,750	$0.24-0.75	$0.33
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, March 31, 2021	2,060,000	$688,750	$0.24-0.75	$0.33
Exercisable, March 31, 2021	1,067,000	$387,100	$0.24-0.75	$0.36

The weighted average remaining contractual life is approximately 2.5 years for stock options outstanding on March 31, 2021. At March 31, 2021 there was no intrinsic value to the outstanding stock options.

During the three months ended March 31, 2021 and 2020, the Company recognized $17,973 and $2,895 of stock-based compensation, respectively, related to outstanding stock options. At March 31, 2021, the Company had $142,783 of unrecognized expenses related to options.

Summary Stock warrant information is as follows:

				Weighted
		Aggregate		Average
	Aggregate Number	Exercise Price	Exercise Price Range	Exercise Price
Outstanding, December 31, 2020	1,763,335	$496,667	$0.15-$0.75	$0.28
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-
Outstanding, March 31, 2021	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, March 31, 2021	1,763,335	$496,667	$0.15 - 0.75	$0.28

The weighted average remaining contractual life is approximately 5.85 years for stock warrants outstanding on March 31, 2021. At March 31, 2021 the aggregate intrinsic value of outstanding stock warrants was $30,117.

NOTE 10 – DISPOSITION OF BUSINESSES

Trinity Services LLC

In December 2020, management decided to sell or dissolve Trinity. All assets and liabilities of Trinity are classified as assets and liabilities of discontinued operations and included within net loss from discontinued operations. The Company plans to auction the fixed assets in 2021 and recorded an impairment of $983,660 during the year ended December 31, 2020 to reflect expected proceeds from this auction.

The Company’s Consolidated Statements of Operations reflect in discontinued operations Trinity’s revenues and net loss from discontinued operations for the quarter ended March 31, 2021 of $104,440 and $54,180, respectively, compared to the first quarter ended March 31, 2020 of $845,896 and $199,412, respectively. The net losses exclude general corporate allocations.

MG Cleaners LLC

On December 22, 2020, the Company, as the sole member of MG Cleaners LLC (“MG”), entered into a share exchange agreement (“Agreement”) with S&A Christian Investments L.L.C. (“S&A”) pursuant to which the Company transferred all of the membership interests of MG (“MG Interests”) to S&A in exchange for Stephen Christian, the control person of S&A, returning 1,408,276 shares of the Company’s common stock, par value $.001 per share (“Exchanged Shares”) to the Company for cancellation, additional consideration received by the Company in connection with the transaction included the removal of the Company as a guarantor of certain MG debt. All 750,000 unvested incentive stock options previously granted to Mr. Christian expired at the time of the transaction. Mr. Stephen Christian, the Company’s former Executive Vice President and Secretary, is the control person of S&A. As a result of the terms of the transaction, S&A became the owner of all of the MG Interests. In connection with the sale of MG, Mr. Christian resigned as Executive Vice President and Secretary of the Company. The Company also agreed to pay $150,000 in cash to MG Cleaners, with $75,000 paid in December 2020. The remaining $75,000 was satisfied with a $40,000 sale of equipment and payment of $35,000 to MG Cleaners in February 2021.

The Company’s Consolidated Statements of Operations reflect in discontinued operations MG’s revenues and net loss from discontinued operations for the quarter ended March 31, 2021 of $0 and $2,275, respectively, compared to the first quarter ended March 31, 2020 of $770,123 and $33,912, respectively. The net losses exclude general corporate allocations.

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategic shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three months end March 31, 2021 and 2020 present the results of MG and Trinity as Loss from discontinued operations. The Consolidated Statements of Cash Flows for the three months end March 31, 2021 and 2020 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$3,607	$591
Accounts receivable, net	87,752	360,541
Prepaid expenses and other current assets	47,462	76,655
Current assets of discontinued operations	138,821	437,787
Property and equipment, net	1,449,626	1,500,000
Other assets	1,500	1,500
Right of use assets - operating lease	63,343	67,200
Other assets of discontinued operations	1,514,469	1,568,700
Total assets of discontinued operations	$1,653,290	$2,006,487

Accounts payable	$563,385	$597,266
Accrued expenses and other liabilities	248,142	198,833
Right of use liabilities - operating leases short term	44,740	38,206
Secured line of credit	54,290	278,301
Current portion of unsecured notes payable	305,016	440,331
Current portion of secured notes payable, net	727,746	690,100
Current liabilities of discontinued operations	1,943,319	2,243,037
Notes payable - secured, net of current portion	815,390	855,995
Notes payable - unsecured, net of current portion	147,980	101,374
Right of use liabilities - operating leases, net of current portion	46,602	50,993
Long term liabilities of discontinued operations	1,009,972	1,008,362
Total liabilities of discontinued operations	$2,953,291	$3,251,399

The statements of operations of Trinity and MG combined are summarized below:

	March 31,	March 31,
	2021	2020

Revenues	$104,440	$1,616,019
Cost of revenues	(173,542)	(1,347,277)
Selling, general and administrative	(141,699)	(399,574)
Loss from operations	(210,801)	(130,832)
Gain on extinguishment of debt	196,469	-
Other expense	(2,913)	-
Interest expense, net	(39,210)	(102,492)
Net loss from discontinued operations	$(56,455)	$(233,324)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has an open letter of credit in the amount of $323,516 as collateral for its insurance policy.

Employment Agreements

Litigation

From time to time, SMG may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management no pending or known threatened claims, actions or proceedings against SMG are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. SMG cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

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

The components of lease cost for operating leases for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Lease Cost
Operating lease cost	$125,110	$43,109
Short-term lease cost	56,598	21,336
Variable lease cost	-	-
Sublease income	-	-
Total lease cost	$181,708	$64,445

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,688	$11,807

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2021:

Lease Position	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$1,182,400	$1,270,989
Right of use liability operating lease current portion	$608,097	$575,517
Right of use liability operating lease long term	793,944	846,212
Total operating lease liabilities	$1,402,041	$1,421,729

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	2.9	3.6
Weighted-average discount rate
Operating leases	8.1%	8.4%

The following table provides the maturities of lease liabilities at March 31, 2021:

Operating
Leases
Maturity of Lease Liabilities at March 31, 2021
2021 (Nine months remaining)	$547,372
2022	423,001
2023	391,501
2024	192,000
2025	10,750
Total future undiscounted lease payments	1,564,624
Less: Interest	(162,583)
Present value of lease liabilities	$1,402,041

During the period ended March 31, 2021, the Company did not enter into new leases.

NOTE 13 – RELATED PARTY TRANSACTIONS

Newton Dorsett, who received $2 million Series A Convertible Preferred Stock in connection with the sale of Trinity Services to us also owns or has control over Dorsett Properties LLC, an entity that is the lessor to a lease with the Company. The lease is for $2,000 per month from July 1, 2019 until June 1, 2024.

James Frye, who currently serves as a director on our Board and President of our 5J subsidiary and received 6,000 shares of Series B Convertible Preferred Stock in connection with the sale of 5J to us, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250.

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

During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company entered into new convertible notes payable with related parties totaling $1,931,071 in principal as of March 31, 2021. See Note 7.

Mr. Martini serves as our Chief Executive Officer and Chief Financial Officer, however, we are not party to an employment agreement with Mr. Martini. Instead, APEX Heritage Group, Inc. (“Apex”) has contracted directly with Mr. Martini for such management services and is routinely compensated in turn via the provision of debt and/or equity instruments under the terms of an interim management services agreement, among other arrangements. During 2020, Apex was reimbursed via convertible debt valued at $225,000, which was in part compensation for such employment, and during the three months ended March 31, 2021, $112,071 was reimbursed through convertible debt. The Company expects to continue such arrangement throughout 2021.

NOTE 14 – SUBSEQUENT EVENTS

On April 7, 2021, the Company executed an auction agreement to sell all of its Trinity Services assets with a national auctioneer firm. The auction is expected to take place within the next three months.

On April 14, 2021, an affiliate and stockholder invested $300,000 into the Company’s secured convertible note offering, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 450,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On April 19, 2021, 5J Transportation LLC entered into a five year lease with Miller Investments & Properties for 45 acres in N.E. Houston, Texas, of which 24 acres is stabilized, and office and warehouse facilities, with monthly payments starting at $55,000 per month, escalating annually to a maximum of $58,191 per month by year five. The lease has an early termination option at the end of year three with appropriate notice. 5J Transportation also entered into an equipment lease agreement with BJJ Trailer Leasing on the same day to lease approximately 40 trailers used in hauling equipment and pipe for a twelve-month term at a rate of $22,500 per month. At its option, 5J may extend the equipment lease.

On April 30, 2021, an affiliate and stockholder invested $195,000 into the Company’s secured convertible note offering, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 292,500 shares of the Company’s restricted common stock in connection with this convertible note investment.

On April 30, 2021, an investor invested $350,000 into the Company’s secured convertible note offering, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 525,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of the document incorporated by reference in this Quarterly Report on Form 10-Q, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors included herein under Item 1A “Risk Factors.” in our Annual Report on Form 10-K.

We are a growth-oriented Transportation Services company focused on the domestic logistics market.  Our primary business objective is to grow our operations and create value for our stockholders through organic growth and strategic acquisitions. We have implemented a Buy & Build growth strategy of acquiring middle market transportation companies and generating organic growth post-acquisition when possible, by removing business constraints and strategic cross-selling of services benefiting us with higher equipment utilization and market share. We believe our business focus and equipment fleet position us to be significant participant in the domestic United States infrastructure market.

Our wholly-owned operating subsidiaries are:

•	Momentum Water Transfer Services, LLC
•	Jake Oilfield Solutions LLC
•	5J Trucking LLC
•	5J Oilfield Services LLC
•	5J Specialized LLC
•	5J Transportation LLC
•	5J Brokerage LLC

Our operating subsidiaries provide a range of Transportation Services such as:

•	Transporting infrastructure components including bridge beams and power generation transformers
•	Transporting wind energy components
•	Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components
•	Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects
•	Transportation of midstream compressors
•	Flatbed freight
•	Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components
•	Drilling rig relocation for drilling contractors and oil and gas operators
•	Freight brokerage

In connection with our focus to expand our Transportation Services business and exit certain up-stream oil and gas industrial-related businesses, the financial results of the following business have been classified as discontinued operations on our consolidated financial statements:

•	MG Cleaners LLC. The Company sold this business in December 2020
•	Trinity Services LLC

We are headquartered in Houston, Texas with facilities in Floresville, Henderson, Odessa, Tomball, Palestine, and Victoria, Texas. Our web site is www.SMGIndustries.com.

Results of Operations

Quarter Ended March 31, 2021 Compared to the Quarter Ended March 31, 2020

The Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the quarters ended March 31, 2021 and 2020 present the results of MG and Trinity as net loss from discontinued operations. The Consolidated Statements of Cash Flows for the periods ended March 31, 2021 and 2020 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Revenues for the quarter ended March 31, 2021 increased to $7,602,328 from $4,360,381 for the quarter ended March 31, 2020, driven by the acquisition of 5J on February 27, 2020, increased drilling rig relocations and improved customer demand resulting from lessened impacts of the global COVID-19 pandemic and its economic affects in the markets we serve.

During the quarter ended March 31, 2021, cost of sales increased to $8,700,508, or 114% of sales, compared to $4,663,359, or 107% of sales for the 2020 period. The increase in cost of sales is due primarily to the 5J acquisition.  Cost of sales includes non-cash depreciation expense of $1,418,401 for the quarter ended a March 31, 2021, and $542,493 for the comparable period in 2020, primarily driven the 5J acquisition on February 27,2020, and related step-up fair value adjustments in the prior year. The cost of sales exceeding revenues during 2021 and 2020 was the result of lower than required revenues to cover fixed costs within cost of sales.

Selling, general and administrative expenses for the quarter ended March 31, 2021was $1,512,400 or 19.9% of revenues, compared to $2,098,330 for the quarter ended March 31, 2020, which included $1,489,417 of 5J acquisition costs   Excluding these costs, selling, general and administrative expenses for the quarter ended March 31, 2020 were $608,193, or 14.0% of revenues.

Interest expense is $1,248,789 and $344,599 for the quarter ended March 31, 2021 and March 31, 2020, respectively. The increase is a result of increased borrowings to fund 5J acquisition.

The net loss from continuing operations for the quarter ended March 31, 2021 was $3,808,568 as compared to a net loss of $2,745,907 for the quarter ended March 31, 2020.

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

Liquidity and Capital Resources

Cash Flows

Operating activities

Net cash used in operating activities was $1,055,810 for the quarter ended March 31, 2021, compared to $2,546,469 for the quarter ended March 31, 2020, including $530,013 of cash provided by discontinued operations during the quarter ended March 31, 2021, and $599,754 of cash used in discontinued operations during the quarter ended March 31, 2020.

For the quarter ended March 31, 2021, net cash used in continuing operating activities of $1,585,823 consisted of net loss from continuing operations of $3,808,568, plus $1,706,170 of non-cash items, consisting primarily of depreciation and amortization of $1,418,401, amortization of deferred financing costs of $245,722 and amortization of right of use assets – operating leases of $88,589, less $516,575 changes in operating assets and other operating activities.

For the quarter ended March 31, 2020, net cash used in continuing operating activities of $1,946,715 consisted of net loss from continuing operations of $2,745,907, plus $669,190 of non-cash items, consisting primarily of depreciation and amortization of $542,493, amortization of deferred financing costs of $80,954 and amortization of right of use assets – operating leases of $33,786, plus $130,002 changes in operating assets and other operating activities.

Investing activities

Net cash used in investing activities was $35,000 for the quarter ended March 31, 2021, compared to $6,405,046 for the quarter ended March 31, 2020, related to payment of a portion of the consideration for the disposal of MG Cleaners LLC.

For the quarter ended March 31, 2021, net cash used in investing activities consisted of $35,000 paid to the buyer of MG Cleaners. For the quarter ended March 31, 2020, net cash used in investing activities consisted of $6,320,168 cash paid for the acquisition of 5J Entities and $84,878 of net capital expenditures.

Financing activities

Net cash provided by financing activities was $1,181,614 for the quarter ended March 31, 2021, compared to $9,442,012 for the quarter ended March 31, 2020, including $150,173 cash used in discontinued operations and $799,754 cash provided by discontinued operations, respectively.

For the quarter ended March 31, 2021, net cash provided by financing activities consisted of net proceeds from notes payable of $1,874,002 and proceeds from convertible notes payable of $150,000, offset by payments on notes payable of $338,001 and net payments on secured lines of credit of $354,214.

For the quarter ended March 31, 2020, net cash provided by financing activities consisted of net proceeds from notes payable of $1,952,248, proceeds from convertible notes payable of $1,350,000 and net proceeds from secured line of credit of $5,719,410, offset by payments on notes payable of $139,842 and payments of deferred financing costs of $239,558.

Our cash flows from operations are primarily funded through our financing activities, including our accounts receivable line of credit facility, notes and loans, stock sales, issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize lines of credit, borrowings, and stock sales to sufficiently sustain our current level of operations for the next 12 months. At present, we believe the industry and general domestic economic activity is still depressed given current commodity prices and the global COVID-19 pandemic that is prevalent in the markets we operate. We likely will require additional capital to maintain or expand operations. Additionally, we believe any material acquisition of another operating company would require additional outside capital consisting of debt or equity. Failure to secure additional funds could significantly hamper our ongoing operations particularly if a down cycle in our industry continues further. As the business cycle improves, and the pandemic dissipates in the markets we serve, we plan to improve our cash flows provided in operating activities by focusing on increasing sales by increasing utilization of the assets we have acquired and offering higher value services that receive higher gross margins. However, there can be no assurances given of industry improvement, pandemic relief or improved cash flows of our business.

Historically, we have funded our capital expenditures internally through cash flow, leasing, and financing arrangements. We intend to continue to fund future capital expenditures through cash flow, as well as through capital available to us pursuant to our line of credit, capital from the sale of our equity securities and through commercial leasing and financing programs.

Off-Balance-Sheet Transactions

As of March 31, 2021, the Company has an open letter of credit in the amount of $323,516 as collateral for its insurance policy.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at March 31, 2021, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2021, the Company issued a convertible promissory note in the amount of $150,000, in exchange for proceeds of $150,000. The note is convertible into 1,500,000 shares of the Company’s common stock. In addition, the Company issued 225,000 shares of its common stock to the note holder in connection with the issuance of the note.

On March 31, 2021, the Company issued a convertible promissory note in the amount of $150,000, in exchange for payment of Company expenses of $112,071. The note is convertible into 1,500,000 shares of the Company’s common stock. In addition, the Company issued 168,107 shares of its common stock to the note holder in connection with the issuance of the note.

On April 14, 2021, the Company issued a convertible promissory note in the amount of $300,000, in exchange for proceeds of $300,000. The note is convertible into 3,000,000 shares of the Company’s common stock. In addition, the Company issued 450,000 shares of its common stock to the note holder in connection with the issuance of the note.

On April 30, 2021, the Company issued a convertible promissory note in the amount of $195,000, in exchange for proceeds of $195,000. The note is convertible into 1,950,000 shares of the Company’s common stock. In addition, the Company issued 292,500 shares of its common stock to the note holder in connection with the issuance of the note.

On April 30, 2021, the Company issued a convertible promissory note in the amount of $350,000, in exchange for proceeds of $350,000. The note is convertible into 3,500,000 shares of the Company’s common stock. In addition, the Company issued 525,000 shares of its common stock to the note holder in connection with the issuance of the note.

The proceeds from the notes were used by the Company in its operations for working capital and general corporate purposes.

The shares of common stock issued in connection with the note issuances described above are restricted securities and were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SMG Industries Inc.
(Registrant)

May 24, 2021	/s/ Jeffrey Martini
Date	Jeffrey Martini
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)