Form 10-Q
period 2021-06-30
SMG Industries Inc.
filed 2021-08-23
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ⌧  Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No ⌧

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 23, 2021 22,690,952.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES, INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$791	$263,814
Restricted cash	717,165	715,274
Accounts receivable, net of allowance for doubtful accounts of $618,454 and $691,098 as of June 30, 2021 and December 31, 2020, respectively	9,278,980	4,920,967
Prepaid expenses and other current assets	2,115,303	1,409,996
Current assets of discontinued operations	17,011	437,787

Total current assets	12,129,250	7,747,838

Property and equipment, net of accumulated depreciation of $8,799,658 and $5,991,572 as of June 30, 2021 and December 31, 2020, respectively	13,163,575	16,337,914
Right of use assets - operating lease	3,482,477	1,270,989
Other assets	1,017,101	499,707
Other assets of discontinued operations, net	586,780	1,568,700

Total assets	$30,379,183	$27,425,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,740,473	$3,171,086
Accounts payable – related party	228,960	205,444
Accrued expenses and other liabilities	4,676,175	2,373,057
Current portion of Right of use liabilities - operating leases	972,817	575,517
Deferred revenue	30,000	30,000
Secured line of credit	5,918,906	4,046,256
Current portion of unsecured notes payable	1,807,829	2,187,436
Current portion of secured notes payable, net	5,973,559	4,010,627
Current portion of convertible note, net	50,000	50,000
Current liabilities of discontinued operations	1,574,636	2,243,037

Total current liabilities	24,973,355	18,892,460

Long term liabilities:
Convertible note payable, net	3,018,769	2,417,335
Notes payable - unsecured, net of current portion	1,459,230	1,040,223
Notes payable - secured, net of current portion	11,427,735	14,038,409
Right of use liabilities - operating leases, net of current portion	2,759,871	846,212
Long term liabilities of discontinued operations	294,975	1,008,362

Total liabilities	43,933,935	38,243,001

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 2,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	2	2
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock - $0.001 par value; 250,000,000 shares authorized; 21,865,952 and 19,446,258 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	21,867	19,447
Additional paid in capital	12,473,582	10,978,254
Accumulated deficit	(26,050,203)	(21,815,556)

Total stockholders’ deficit	(13,554,752)	(10,817,853)

Total liabilities and stockholders’ deficit	$30,379,183	$27,425,148

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2021 and 2020

(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES	$12,243,091	$7,499,226	$19,845,419	$11,859,607

COST OF REVENUES	12,955,028	8,488,095	21,655,536	13,151,454

GROSS LOSS	(711,937)	(988,869)	(1,810,117)	(1,291,847)

OPERATING EXPENSES:
Selling, general and administrative	1,617,201	941,574	3,129,601	3,039,904

Total operating expenses	1,617,201	941,574	3,129,601	3,039,904

LOSS FROM CONTINUING OPERATIONS	(2,329,138)	(1,930,443)	(4,939,718)	(4,331,751)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,321,988)	(1,131,472)	(2,570,777)	(1,476,071)
Gain on PPP loan forgiveness	3,148,100	—	3,148,100	—
Other income, net	18,902	74,746	19,541	74,746
Gain on sale of assets	64,764	10,229	114,926	10,229

Total other income (expense)	1,909,778	(1,046,497)	711,790	(1,391,096)

NET LOSS FROM CONTINUING OPERATIONS	(419,360)	(2,976,940)	(4,227,928)	(5,722,847)

Income (loss) from discontinued operations	99,736	(282,045)	43,281	(515,369)
NET LOSS	(319,624)	(3,258,985)	(4,184,647)	(6,238,216)

Preferred stock dividends	(25,000)	(88,973)	(50,000)	(131,096)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(344,624)	$(3,347,958)	$(4,234,647)	$(6,369,312)

Net loss per common share
Continuing operations	$(0.02)	$(0.17)	$(0.21)	$(0.36)
Discontinued operations	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Net loss attributable to common shareholders	$(0.02)	$(0.19)	$(0.21)	$(0.39)

Weighted average common shares outstanding
Basic	20,958,782	17,380,108	20,235,320	16,537,993
Diluted	20,958,782	17,380,108	20,235,320	16,537,993

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and six months ended June 30, 2021 and 2020

(unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2020	2,000	$2	—	$—	19,446,258	$19,447	$10,978,254	$(21,815,556)	$(10,817,853)

Shares issued with debt and beneficial conversion feature on convertible notes payable	—	—	—	—	393,107	393	174,658	—	175,051
Share based compensation	—	—	—	—	—	—	17,973	—	17,973
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(3,865,023)	(3,865,023)

Balances at March 31, 2021	2,000	2	—	—	19,839,365	19,840	11,170,885	(25,705,579)	(14,514,852)

Shares issued with debt and beneficial conversion feature on convertible notes payable	—	—	—	—	2,026,587	2,027	1,286,805	—	1,288,832
Share based compensation	—	—	—	—	—	—	15,892	—	15,892
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(319,624)	(319,624)

Balances at June 30, 2021	2,000	$2	—	$—	21,865,952	$21,867	$12,473,582	$(26,050,203)	$(13,554,752)

Balances at December 31, 2019	2,000	$2	—	$—	14,881,372	$14,881	$4,756,194	$(5,692,525)	$(921,448)

Shares issued for acquisition of 5J Entities	—	—	6,000	6	—	—	4,377,994	—	4,378,000
Shares issued for deferred financing cost	—	—	—	—	2,498,736	2,499	417,289	—	419,788
Share based compensation	—	—	—	—	—	—	2,895	—	2,895
Warrant issued for notes payable - debt discount	—	—	—	—	—	—	59,439	—	59,439
Preferred stock dividends	—	—	—	—	—	—	—	(42,123)	(42,123)
Net loss	—	—	—	—	—	—	—	(2,979,231)	(2,979,231)

Balances at March 31, 2020	2,000	2	6,000	6	17,380,108	17,380	9,613,811	(8,713,879)	917,320

Share based compensation	—	—	—	—	—	—	2,895	—	2,895
Preferred stock dividends	—	—	—	—	—	—	—	(88,973)	(88,973)
Net loss	—	—	—	—	—	—	—	(3,258,985)	(3,258,985)

Balances at June 30, 2020	2,000	$2	6,000	$6	17,380,108	$17,380	$9,616,706	(12,061,837)	(2,427,743)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2021 and 2020

(unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,227,928)	$(5,722,847)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock based compensation	33,865	5,790
Depreciation and amortization	2,737,505	1,972,185
Amortization of deferred financing costs	566,039	255,460
Amortization of right of use assets - operating leases	209,753	115,086
Bad debt recovery (expense)	(9,980)	99,523
Gain on PPP loan forgiveness	(3,148,100)	—
(Gain) loss on sale of assets	(114,926)	10,229
Changes in:
Accounts receivable	(4,348,033)	2,729,138
Prepaid expenses and other current assets	1,142,846	827,270
Other assets	(794,792)	(665,032)
Accounts payable	973,704	(3,404,727)
Accounts payable - related party	58,516	—
Accrued expenses and other liabilities	2,253,118	2,220,726
Right of use operating lease liabilities	(110,282)	(80,925)
Net cash used in operating activities from continuing operations	(4,778,695)	(1,638,124)
Net cash provided by (used in) operating activities from discontinued operations	608,519	(581,439)
Net cash used in operating activities	(4,170,176)	(2,219,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of 5J Entities, net	—	(6,320,168)
Cash paid for disposal of MG Cleaners, LLC	(35,000)	—
Cash paid for purchase of property and equipment	(97,026)	(165,548)
Net cash used in investing activities from continuing operations	(132,026)	(6,485,716)
Net cash used in investing activities	(132,026)	(6,485,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	—	(239,558)
Proceeds from secured line of credit, net	1,819,234	2,898,524
Proceeds from notes payable	1,874,002	5,283,949
Payments on notes payable	(830,234)	(578,063)
Proceeds from convertible notes payable	1,405,000	1,350,000
Net cash provided by financing activities from continuing operations	4,268,002	8,714,852
Net cash (used in) provided by financing activities from discontinued operations	(226,932)	781,437
Net cash provided by financing activities	4,041,070	9,496,289

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(261,132)	791,010

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	979,088	29,568

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$717,956	$820,578

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,285,489	$221,040

Noncash investing and financing activities
Non-cash consideration paid for business acquisition	$—	$4,378,000
Non-cash increase in secured notes payable related to acquisition	$—	$5,840,622
Financing of prepaid insurance premiums	$1,239,367	$331,065
Debt discount from issuance of common stock warrants	$—	$59,439
Preferred stock dividend	$50,000	$131,096
Expenses paid by related party	$—	$25,279
Non-cash increase in secured notes payable for settlement of accounts payable	$196,188	$155,729
Shares issued for deferred financing costs	$—	$419,788
Note receivable for property and equipment	$608,786	$—
Common shares issued and beneficial conversion feature on convertible notes payable	$1,463,883	$—
Right of use assets and operating lease obligation recognized	$2,478,508	$—
Convertible notes payable issued to settle accounts payable	$208,129	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

SMG Industries, Inc. (“we”, “our”, the “Company,” or “SMG”) is a corporation established pursuant to the laws of the State of Delaware on January 7, 2008.

We are a growth-oriented Transportation Services company focused on the domestic logistics market and are headquartered in Houston, Texas with facilities in Floresville, Henderson, Odessa, Palestine, Houston, and Victoria, Texas.

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

The accompanying unaudited interim consolidated financial statements of SMG Industries Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019 in the Form 10-K filed on April 19, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC and 5J Brokerage LLC (together referred to as “5J”), Momentum Water Transfer Services LLC (“MWTS”), Jake Oilfield Solutions LLC (“Jake”), MG Cleaners LLC (“MG”) and Trinity Services LLC (“Trinity”), all of which have quarter ends of June 30 and fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Discontinued Operations

In December 2020 we sold MG and decided to cease the operations of Trinity. An entity that is disposed of by sale or ceasing of operations is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. As such, MG and Trinity are reported as discontinued operations.

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income (loss) from discontinued operations for the three and six months ended June 30, 2021 and 2020. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of MG and Trinity. The discontinued operations exclude general corporate allocations.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method for stock options and warrant and the “if converted” method for convertible notes payable and preferred stock. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three and six months ended June 30, 2021, 1,700,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 42,961,290 shares issuable from convertible notes were considered for their dilutive effects. For the three and six months ended June 30, 2020, 2,855,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock, 4,806,388 shares issuable from Series B Preferred Stock and 6,500,000 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three and six months ended June 30, 2021 and 2020, all potentially dilutive instruments were excluded as their effect would have been anti-dilutive.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Basic and Diluted Loss	2021	2020	2021	2020
Net loss from continuing operations	$(419,360)	$(2,976,940)	$(4,227,928)	$(5,722,847)
Net income (loss) from discontinued operations	99,736	(282,045)	43,281	(515,369)
Net loss	(319,624)	(3,258,985)	(4,184,647)	(6,238,216)
Preferred stock dividends	(25,000)	(88,973)	(50,000)	(131,096)
Net loss attributable to common shareholders	$(344,624)	$(3,347,958)	$(4,234,647)	$(6,369,312)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	20,958,782	17,380,108	20,235,320	16,537,993
Net dilutive stock options	—	—	—	—
Dilutive shares	20,958,782	17,380,108	20,235,320	16,537,993

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its negative working capital, and negative cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue (and improve cash flows from operations) in connection with its anticipated growth related to the Company’s February 2020 acquisition of 5J and its expanded revenue lines in heavy haul, super heavy haul, drilling rig mobilization, commodity freight, and brokerage services. The Company believes that loans obtained under the Paycheck Protection Program in 2020 and 2021 will be forgiven in accordance with the terms of the program. On June 3, 2021 the Company received notification that the PPP loan issued April 22, 2020 in the principal amount of $3,148,100 and related interest of $35,591 was forgiven.

NOTE 4 – REVENUE

Disaggregation of revenue

All of the Company’s revenue from continuing operations is currently generated from services. As such no further disaggregation of revenue information is provided. All revenues are currently in the southern region of the United States.

Customer Concentration and Credit Risk

During the six months ended June 30, 2021 and 2020, no customers exceeded 10% of revenue. No customer accounted for 10% of accounts receivable as of June 30, 2021, and one customer accounted for 10% of accounts receivable as of December 31, 2020.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Equipment	$7,768,597	$8,549,824
Trucks and trailers	11,453,413	11,062,588
Downhole oil tools	659,873	659,873
Vehicles	1,538,528	1,550,335
Building	493,626	493,626
Furniture, fixtures and other	49,196	13,240

Property and equipment, gross	21,963,233	22,329,486

Less: accumulated depreciation	(8,799,658)	(5,991,572)

Property and equipment, net	$13,163,575	$16,337,914

Depreciation expense for the three months ended June 30, 2021 and 2020 was $1,319,104 and $1,429,692, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $2,737,505 and $1,972,185, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of June 30, 2021 and December 31, 2020 included the following:

	June 30, 2021	December 31, 2020
Payroll and payroll taxes payable	$903,564	$490,033
Sales tax payable	1,627	1,627
State income tax payable	179,632	144,800
Property tax payable	145,000	—
Interest payable	1,469,870	839,240
Credit cards payable	-	31,422
Accrued operational expenses	1,522,020	664,710
Accrued general and administrative expenses	234,685	79,067
Accrued dividend	157,658	107,658
Other	62,119	14,500

Total Accrued Expenses and Other Liabilities	$4,676,175	$2,373,057

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Secured notes payable:

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year. Note was paid off March 16, 2021.	$—	$22,293

Secured note payable issued December 7, 2018 to a shareholder who as of June 30, 2021 controls 4.5% of votes, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued December 7, 2018 to a shareholder who as of June, 2021 controls 8.4% of votes, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of MWTS, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,470	792,470

Secured note payable issued June 17, 2019 to a shareholder who as of June 30, 2021 controls 8.4% of votes, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued May 1, 2019 to a shareholder who as of June 30, 2021 controls 8.4% of votes, bearing interest of 10% per year, due June 30, 2020. Note is currently past due. If a default notice is received, the interest rate will be 14%.	80,000	80,000

Secured note payable issued December 12, 2019 to a shareholder who as of June 30, 2021 controls approximately 8.4% of votes, bearing interest of 12% per year, due June 3, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	25,000	25,000

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020. Note is currently past due. If a default notice is received the interest rate will be 10%.	123,818	123,818

Secured note payable issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, due February 1, 2023. In October 2020, note holder serves as a board member.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	428,005	568,589

Secured note payable issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023. The note holder as of June 30, 2021 controls 10.6% of common shares and has an officer on the Board of Directors of the Company.	778,644	1,012,237

Secured Master Lease Agreement refinanced substantially all of the 5J Entities equipment and a guarantee by an officer of the Company in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. The note matures on May 27, 2024. The effective interest rate on this agreement is approximately 18.7%. Effective June 10, 2021, the monthly payment was $240,000, increasing to $418,616 in July 2021. Deferred financing costs associated with this agreement were $304,900 as of June 30, 2021.	11,668,502	11,708,919

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	390,000	390,000

Secured promissory note issued on June 20, 2020. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. Deferred financing costs associated with this agreement were $279,572 as of June 30, 2021.	1,299,327	1,570,617
	17,985,766	18,693,943
Less discounts and deferred finance costs	(584,472)	(644,907)
Less current maturities	(5,973,559)	(4,010,627)

Long term secured notes payable, net of current maturities and discounts	$11,427,735	$14,038,409

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

Effective June 10, 2021, the Company entered into a fourth amendment and surrender agreement with Utica requiring weekly payments of $60,000 until July 2, 2021. Upon the occurrence of an event of default under such amendment, and after the expiration of any cure period related to any such default, the surrender agreement entered into between the parties shall govern the surrender of the ownership and possession of the 5J equipment to Utica, or their designee, pursuant to the terms of the Lease agreement between the parties. The surrender agreement directs any third party in possession of any of such equipment to surrender the equipment in their possession to Utica and for Lessee to comply with any related paperwork requests to transfer ownership of the equipment to Utica. The surrender agreement shall terminate on the earlier to occur of: (i) June 25, 2021, or (ii) the occurrence of an event of default, that is not cured within any applicable cure period. From July 9, 2021, until August 27, 2021 the weekly payments shall increase to $104,654 per week, and thereafter commencing on August 27, 2021 the payments shall be between $418,616 and $523,270 per month through the maturity date.

Notes Payable – Unsecured

	June 30,	December 31,
	2021	2020
Unsecured promissory note for 5J Oilfield Services LLC with Small Business Administration Paycheck Protection Program (“PPP1”), bearing interest 1.00% annually and was scheduled to mature in April 2022. The loan was forgiven on June 3, 2021.	$—	$3,148,100

Unsecured promissory notes for 5J Oilfield Services LLC, Jake Oilfield Solutions LLC and SMG Industries, Inc. Small Business Administration Paycheck Protection Program (“PPP2”), bearing interest 1.00% annually and matures in April 2026.	1,874,002	—

Insurance premium financing note with original principal of $1,310,835, monthly payments of $133,939, with stated interest of 4.76%, maturing on December 1, 2021.	1,180,953	—

Unsecured note payable with a shareholder who as of June 30, 2021 controls 4.5% of votes. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. Note is currently past due. If a default notice is received, the interest rate will be 15%.	44,559	44,559

Unsecured advances from the sellers of MWTS, non-interest bearing and due on demand	35,000	35,000

Unsecured payable for settlement of lawsuit with principal of $146,188, monthly payments of $6,822 for 24 months, with an interest rate of 6% and a default interest rate of 18%.	132,545	—

Notes payable - unsecured	3,267,059	3,227,659
Less current portion	(1,807,829)	(2,187,436)

Notes payable - unsecured, net of current portion	$1,459,230	$1,040,223

On April 22, 2020, 5J Oilfield Services LLC received cash proceeds of $3,148,100 from the Hancock Whitney Bank. In accordance with the requirements of the CARES Act, 5J used the proceeds from the PPP1 Loan primarily for payroll costs. The PPP1 Loan was scheduled to mature on August 22, 2022, had a 1.00% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The loan was forgiven on June 3, 2021.  The gain on the forgiveness of the loan is included in other income on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2021.

On January 28, 2021, 5J Oilfield Services LLC received proceeds of $1,769,002 under the SBA PPP2 program. On February 3, 2021, Jake Oilfield Solutions LLC received proceeds of $35,000 under the SBA PPP2 program. On February 4, 2021, SMG Industries, Inc. received proceeds of $70,000 under the SBA PPP2 program.

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

On April 13, 2021, the Company settled a lawsuit filed against the Company. The Company agreed to pay $196,188 with a $50,000 payment due on May 1, 2021 and twenty-four consecutive monthly payments of $6,822 beginning on June 1, 2021 and ending on May 1, 2023. As of June 30, 2021, the settlement had an outstanding balance of $132,545.

Unsecured Notes Payable – Discontinued Operations

On April 28,2020, Trinity, received proceeds of $195,000 under the SBA PPP1 program. In accordance with the requirements of the CARES Act, the Companies used the proceeds from the PPP1 Loan primarily for payroll costs. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan was scheduled to mature on, August 28, 2020. The Trinity loan was forgiven February 16, 2021. The Trinity loan was included in Current Liabilities-Discontinued Operations on the Company’s December 31, 2020 Consolidated Balance Sheet and the gain on the forgiveness of the loan is included in loss from discontinued operations on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2021.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the six months ended June 30, 2021, $53,440 of debt discount was amortized to interest expense, and unamortized discount was $71,430 as of June 30, 2021. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 85% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Entities and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Entities with 60 days written notice. There is an early termination fee equal to two percent (2.0)% of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0)% of the then maximum account limit if there twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing.

The balances under the above lines of credit were $5,918,906 and $4,046,256 as of June 30, 2021 and December 31, 2020, respectively.

Convertible Notes Payable

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8.50%, payable in cash quarterly, matures in two years and is convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share.

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 13.9% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest is paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the six months ended June 30, 2021, $69,965 of debt discount was amortized to interest expense, and there was $233,215 of unamortized discount as of June 30, 2021. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.

During the year ended December 31, 2020, the Company entered into secured note purchase agreements with nine individual investors for the purchase and sale of convertible promissory notes (“Convertible Notes”) in the principal amount of $2,019,000. The Convertible Notes are convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.10 per share. Interest on the Convertible Notes shall be paid to the investors at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Convertible Notes is two years after the issuance date. The Convertible Notes are secured by all of the assets of the Company, subject to prior liens and security interests. The Company also issued a total of 3,028,500 shares of common stock to the investors. The Company recognized a debt discount of $1,057,710 which is equivalent to the relative fair value of the 3,028,500 common shares and the beneficial conversion feature on the Convertible Notes. During the six months ended June 30, 2021, the Company received $1,405,000 of cash and $208,129 of expenses paid on behalf of the Company in the form of new convertible notes under the terms above from related parties. The lender received 2,419,694 shares of the Company’s restricted common stock. The Company recognized debt discount of $1,463,883 based on the relative fair value of these shares and the beneficial conversion feature on the convertible notes. During the six months ended June 30, 2021, $382,224 of debt discount was amortized to interest expense, and there was $1,980,439 of unamortized discount as of June 30, 2021.

Of the $3,632,129 principal amount, $2,932,129 of the convertible notes are held by investors who are considered related parties, primarily existing debt holders.

As of June 30, 2021, the convertible notes net balance was $3,068,769, consisting of long term convertible notes payable of $3,018,769, and current portion of convertible notes of $50,000. As of December 31, 2020, the convertible notes net balance was $2,467,335 consisting of long term convertible notes payable of $2,417,335 and current portion of convertible notes of $50,000.

Future maturities of all the Company’s debt as of June 30, 2021 are as follows:

2022	$13,821,754
2023	8,914,232
2024	8,816,659
2025	444,116
2026	314,362
Thereafter	214,488
Total	$32,525,611

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2021, a total of 1,894,694 shares of common stock were issued to a related party, and 525,000 shares were issued to non-related parties pursuant to the convertible notes payable described in Note 7.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2020	2,060,000	$688,750	$0.24-0.75	$0.33
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(360,000)	(90,000)	0.24-0.30	0.25
Outstanding, June 30, 2021	1,700,000	$598,750	$0.25-0.75	$0.35
Exercisable, June 30, 2021	850,000	$343,750	$0.25-0.75	$0.40

The weighted average remaining contractual life is approximately 3.27 years for stock options outstanding on June 30, 2021. At June 30, 2021 there was no intrinsic value to the outstanding stock options.

During the six months ended June 30, 2021 and 2020, the Company recognized $33,865 and $5,790 of stock-based compensation, respectively, related to outstanding stock options. At June 30, 2021, the Company had $118,568 of unrecognized expenses related to options.

Summary Stock warrant information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2020	1,763,335	$496,667	$0.15-$0.75	$0.28
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, June 30, 2021	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, June 30, 2021	1,763,335	$496,667	$0.15 - 0.75	$0.28

The weighted average remaining contractual life is approximately 5.60 years for stock warrants outstanding on June 30, 2021. At June 30, 2021 the outstanding stock warrants had no aggregate intrinsic value.

NOTE 10 – DISPOSITION OF BUSINESSES

Trinity Services LLC

In December 2020, management decided to sell or dissolve Trinity. All assets and liabilities of Trinity are classified as assets and liabilities of discontinued operations and included within net income (loss) from discontinued operations. The Company planned to auction the fixed assets in 2021 and recorded an impairment of $983,660 during the year ended December 31, 2020 to reflect expected proceeds from this auction. The majority of Trinity’s equipment was sold in a May 25, 2021 auction through a third party auctioneer for net proceeds after expenses of approximately $1,110,000. All proceeds are being utilized to retire outstanding Trinity debt. The Company recognized a net gain on disposal of the equipment and retirement of the debt of $202,751 included in net income from discontinued operations during the three months ended June 30, 2021. The remaining equipment with a net book value of approximately $585,000 is currently being marketed through other sales channels.

The Company’s Consolidated Statements of Operations reflect in discontinued operations Trinity’s revenues and net income from discontinued operations for the three months ended June 30, 2021 of $53,180 and $99,736, respectively, compared to the three months ended June 30, 2020 of $391,712 and net loss from discontinued operations $165,046, respectively. The Company’s Consolidated Statements of Operations reflect in discontinued operations Trinity’s revenues and net income from discontinued operations for the six months ended June 30, 2021 of $157,620 and $41,006, respectively, compared to the six months ended June 30, 2020 of $1,237,608 and net loss from discontinued operations $364,458, respectively. The net losses exclude general corporate allocations.

MG Cleaners LLC

On December 22, 2020, the Company, as the sole member of MG Cleaners LLC (“MG”), entered into a share exchange agreement (“Agreement”) with S&A Christian Investments L.L.C. (“S&A”) pursuant to which the Company transferred all of the membership interests of MG (“MG Interests”) to S&A in exchange for Stephen Christian, the control person of S&A, returning 1,408,276 shares of the Company’s common stock, par value $0.001 per share (“Exchanged Shares”) to the Company for cancellation, additional consideration received by the Company in connection with the transaction included the removal of the Company as a guarantor of certain MG debt. All 750,000 unvested incentive stock options previously granted to Mr. Christian expired at the time of the transaction. Mr. Stephen Christian, the Company’s former Executive Vice President and Secretary, is the control person of S&A. As a result of the terms of the transaction, S&A became the owner of all of the MG Interests. In connection with the sale of MG, Mr. Christian resigned as Executive Vice President and Secretary of the Company. The Company also agreed to pay $150,000 in cash to MG Cleaners, with $75,000 paid in December 2020.  The remaining $75,000 was satisfied with a $40,000 sale of equipment and payment of $35,000 to MG Cleaners in February 2021.

The Company’s Consolidated Statements of Operations reflect in discontinued operations MG’s no revenue or net loss from discontinued operations for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 of $548,428 and $116,699, respectively. The Company’s Consolidated Statements of Operations reflect in discontinued operations MG’s revenues and net loss from discontinued operations for the six months ended June 30, 2021 of $0 and $2,275, respectively, compared to the six months ended June 30, 2020 of $1,318,551 and $150,911, respectively. The net losses exclude general corporate allocations.

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategic shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 present the assets and liabilities of Trinity and MG as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 present the results of Trinity and MG as Loss from discontinued operations. The Consolidated Statements of Cash Flows for the six months end June 30, 2021 and 2020 present operating, investing, and financing activities of Trinity and MG as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$—	$591
Accounts receivable, net	17,011	360,541
Prepaid expenses and other current assets	—	76,655
Current assets of discontinued operations	17,011	437,787
Property and equipment, net	585,280	1,500,000
Other assets	1,500	1,500
Right of use assets - operating lease	—	67,200
Other assets of discontinued operations	586,780	1,568,700
Total assets of discontinued operations	$603,791	$2,006,487
Accounts payable	$613,712	$597,266
Accrued expenses and other liabilities	285,279	198,833
Right of use liabilities - operating leases short term	—	38,206
Secured line of credit	—	278,301
Current portion of unsecured notes payable	231,337	440,331
Current portion of secured notes payable, net	444,308	690,100
Current liabilities of discontinued operations	1,574,636	2,243,037
Notes payable - secured, net of current portion	146,995	855,995
Notes payable - unsecured, net of current portion	147,980	101,374
Right of use liabilities - operating leases, net of current portion	—	50,993
Long term liabilities of discontinued operations	294,975	1,008,362
Total liabilities of discontinued operations	$1,869,611	$3,251,399

The statements of operations of Trinity and MG combined are summarized below:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenues	$53,180	$940,140	$157,620	$2,556,159
Cost of revenues	(48,145)	(822,617)	(221,687)	(2,169,894)
Selling, general and administrative	(104,390)	(329,792)	(246,089)	(729,366)
Loss from operations	(99,355)	(212,269)	(310,156)	(343,101)
Gain on forgiveness of PPP loan	—	—	196,469	—
Gain on asset sale	202,751	—	202,751	—
Other expense	(54,079)	(9,000)	(54,079)	(9,000)
Other income	28,887	20,000	25,974	20,000
Interest expense, net	21,532	(80,776)	(17,678)	(183,268)
Net income (loss) from discontinued operations	$99,736	$(282,045)	$43,281	$(515,369)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has an open letter of credit in the amount of $323,516 as collateral for its insurance policy.

Litigation

During the three months ended June 30, 2021, 5J Trucking and James E Frye entered into a settlement and release agreement with a third party equipment provider to settle outstanding claims by the provider. The Company agreed to pay a total of $196,188 to settle outstanding accounts payable, with $50,000 due upon execution and 24 monthly payments of $6,822. The Company recorded the liability as an unsecured note payable, as described in Note 7, which has a balance of $132,545 as of June 30, 2021.

From time to time, SMG may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against SMG are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. SMG cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

NOTE 12 – LEASES

The Company has operating and finance leases for sales and administrative offices, motor vehicles and certain machinery and equipment. The Company’s leases have remaining lease terms of 1 year to 4 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

On April 19, 2021, 5J Transportation LLC entered into a five year lease with Miller Investments & Properties for 45 acres in N.E. Houston, Texas, of which 24 acres is stabilized, and office and warehouse facilities, with monthly payments starting at $55,000 per month, escalating annually to a maximum of $58,191 per month by year five. The lease has an early termination option at the end of year three with appropriate notice. 5J Transportation also entered into an equipment lease agreement with BJJ Trailer Leasing on the same day to lease approximately 40 trailers used in hauling equipment and pipe for a twelve-month term at a rate of $22,500 per month. At its option, 5J may extend the equipment lease. The Company capitalized new right of use assets and lease liabilities of $2,478,508 related to the real estate lease, which utilized an incremental borrowing rate of 13%. The equipment is accounted for as a short-term lease based on the lease term under the Company’s accounting policy election.

The components of lease cost for operating leases for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$140,294	$113,610	$265,404	$156,719
Short-term lease cost	86,144	29,275	142,742	50,611
Variable lease cost	—	—	—	—
Sublease income	—	—	—	—
Total lease cost	$226,438	$142,885	$408,146	$207,330

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$110,282	$80,925

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2021 and December 31, 2020:

Lease Position	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$3,482,477	$1,270,989
Right of use liability operating lease current portion	$972,817	$575,517
Right of use liability operating lease long term	2,759,871	846,212
Total operating lease liabilities	$3,732,688	$1,421,729

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	4.1	3.6
Weighted-average discount rate
Operating leases	11.3%	8.4%

The following table provides the maturities of lease liabilities at June 30, 2021:

Operating
Leases
2021 (Six months remaining)	$773,653
2022	1,089,241
2023	1,067,195
2024	877,289
2025 and thereafter	938,542
Total future undiscounted lease payments	4,745,920
Less: Interest	(1,013,232)
Present value of lease liabilities	$3,732,688

NOTE 13 – RELATED PARTY TRANSACTIONS

Newton Dorsett, who received $2 million Series A Convertible Preferred Stock in connection with the sale of Trinity Services to us also owns or has control over Dorsett Properties LLC, an entity that is the lessor to a lease with the Company. The lease was for $2,000 per month from July 1, 2019 until June 1, 2024. The lease was terminated May 30, 2021.

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

During the year ended December 31, 2020 and the six months ended June 30, 2021, the Company entered into new convertible notes payable with related parties totaling principal of $1,669,000 and $1,263,129 respectively. See Note 7.

Mr. Martini serves as our Chief Executive Officer and Chief Financial Officer, however, we are not party to an employment agreement with Mr. Martini. Instead, APEX Heritage Group, Inc. (“Apex”) has contracted directly with Mr. Martini for such management services and is routinely compensated in turn via the provision of debt and/or equity instruments under the terms of an interim management services agreement, among other arrangements. During 2020, Apex was reimbursed via convertible debt valued at $225,000, which was in part compensation for such employment, and during the six months ended June 30, 2021, $208,129 was reimbursed through convertible debt. The Company expects to continue such arrangement throughout 2021.

NOTE 14 – SUBSEQUENT EVENTS

On July 12, 2021, the Company paid in full a secured convertible note originally issued April 2019 with a principal balance of $50,000 that matured including all accrued interest for $54,896. See Note 7.

On July 12, 2021, the Company paid in full a December 12, 2019 promissory note with a principal balance of $25,000 that matured including all accrued interest for $29,973. See Note 7.

On July 12, 2021, an affiliate and stockholder invested $200,000 into the Company’s secured convertible note offering, that matures after two years, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 300,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On July 19, 2021, a stockholder invested $350,000 into the Company’s secured convertible note offering, that matures after two years, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 525,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On August 10, 2021, the Company entered into an amendment of the forbearance agreement and surrender agreement on June 10, 2021 with Utica and 5J Trucking which provided for weekly payments under the terms of the February 2020 lease for $104,654 until August 31, 2021 and a fixed buy out equal to $12,725,000. After August 31, 2021, the payment schedule returns to its original terms as per the June 10, 2021 amendment.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.   All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Industries Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions; our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company’s future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.

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

Our wholly-owned operating subsidiaries are:

●	5J Trucking LLC
●	5J Oilfield Services LLC

●	5J Specialized LLC
●	5J Transportation LLC
●	5J Brokerage LLC
●	Momentum Water Transfer Services, LLC
●	Jake Oilfield Solutions LLC

Our operating subsidiaries provide a range of Transportation Services such as:

●	Transporting infrastructure components including bridge beams and power generation transformers
●	Transporting wind energy components
●	Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components
●	Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects
●	Transportation of midstream compressors
●	Flatbed freight
●	Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components
●	Drilling rig relocation for drilling contractors and oil and gas operators
●	Freight brokerage

In connection with our focus to expand our Transportation Services business and exit certain up-stream oil and gas industrial-related businesses, the financial results of the following business have been classified as discontinued operations on our consolidated financial statements:

●	MG Cleaners LLC. The Company sold this business in December 2020
●	Trinity Services LLC

We are headquartered in Houston, Texas with facilities in Floresville, Henderson, Odessa, Houston, Palestine, and Victoria, Texas. Our web site is www.SMGIndustries.com.

Results of Operations

The Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 present the results of MG and Trinity as net loss from discontinued operations. The Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues for the quarter ended June 30, 2021 increased to $12,243,091 from $7,499,226 for the three months ended June 30, 2020, driven by increased drilling rig relocations, improved customer demand resulting from lessened impacts of the global COVID-19 pandemic and to the establishment of a new Houston terminal.

During the three months ended June 30, 2021, cost of sales increased to $12,955,028, or 106% of sales, compared to $8,488,095, or 113% of sales for the 2020 period. Cost of sales includes non-cash depreciation expense of $1,319,104 for the three months ended June 30, 2021, and $1,429,692 for the comparable period in 2020. The cost of sales exceeding revenues during 2021 and 2020 was the result of lower than required revenues to cover fixed costs within cost of sales.

Selling, general and administrative expenses for the three months ended June 30, 2021 was $1,617,201, or 13.2% of revenues, compared to $941,574, or 12.6% of revenues, for the quarter ended June 30, 2020.  The increased dollar amount and percent of revenue are primarily driven by improved revenue.

Interest expense was $1,321,988 and $1,131,472 for the three months ended June 30, 2021 and 2020, respectively.

The net loss from continuing operations for the quarter ended June 30, 2021 was $419,360 as compared to a net loss of $2,976,940 for the quarter ended June 30, 2020.  The reduction in the net loss was due primarily to the Gain on PPP loan forgiveness of $3,148,100 recorded as Other Income.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues for the six months ended June 30, 2021 increased to $19,845,419 from $11,859,607 for the six months ended June 30, 2020, driven by the acquisition of 5J on February 27, 2020, increased drilling rig relocations, improved customer demand resulting from lessened impacts of the global COVID-19 pandemic and to the establishment of a new Houston terminal.

During the six months ended June 30, 2021, cost of sales increased was $21,655,536 or 109% of sales, compared to $13,151,454 or 111% of sales for the 2020 period. Cost of sales includes non-cash depreciation expense of $2,737,505 for the six months June 30, 2021, and $1,972,185 for the comparable period in 2020, the increase in which was driven primarily by the 5J acquisition and the related fair value step up adjustments in the prior year. The cost of sales exceeding revenues during 2021 and 2020 was the result of lower than required revenues to cover fixed costs within cost of sales.

Selling, general and administrative expenses for the six months ended June 30, 2021 was $3,129,601 or 15.8% of revenues, compared to $3,039,904, which included $1,489,417 of 5J acquisition costs. Excluding these costs, selling, general and administrative costs for the six months ended June 30, 2020 were $1,550,487, or 13.0% of revenues.

Interest expense was $2,570,777 and $1,476,071 for the six months ended June 30, 2021 and 2020, respectively. The increase is a result of the borrowings to fund the 5J acquisition.

The net loss from continuing operations for the six months ended June 30, 2021 was $4,277,928 as compared to a net loss of $5,722,847 for the six months ended June 30, 2020. The reduction in the net loss was due primarily to the Gain on PPP loan forgiveness of $3,148,100 recorded as Other Income.

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

Liquidity and Capital Resources

Cash Flows

Operating activities

Net cash used in operating activities was $4,170,176 for the quarter ended June 30, 2021, compared to $2,219,563 for the quarter ended June 30, 2020, including $608,519 of cash provided by discontinued operations during the quarter ended June 30, 2021, and $581,439 of cash used in discontinued operations during the quarter ended June 30, 2020.

For the six months ended June 30, 2021, net cash used in continuing operating activities of $4,778,695 consisted of net loss from continuing operations of $4,227,928, plus $274,156 of non-cash items, consisting primarily of depreciation and amortization of $2,737,505, amortization of deferred financing costs of $566,039, amortization of right of use assets – operating leases of $209,753, less a gain on forgiveness of PPP loan of $3,148,100 and $824,923 changes in operating assets and other operating activities.

For the quarter ended June 30, 2020, net cash used in continuing operating activities of $1,638,124 consisted of net loss from continuing operations of $5,722,847, plus $2,458,273 of non-cash items, consisting primarily of depreciation and amortization of $1,972,185, amortization of deferred financing costs of $255,460 and amortization of right of use assets – operating leases of $115,086, plus $1,626,450 changes in operating assets and other operating activities.

Investing activities

Net cash used in investing activities was $132,026 for the six months ended June 30, 2021, compared to $6,485,716 for the six months ended June 30, 2020.

For the six months ended June 30, 2021, net cash used in investing activities consisted of $35,000 paid to the buyer of MG Cleaners and fixed asset purchases of $97,026. For the six months ended June 30, 2020, net cash used in investing activities consisted of $6,320,168 cash paid for the acquisition of 5J Entities and $165,548 of fixed asset purchases.

Financing activities

Net cash provided by financing activities was $4,041,070 for the six months ended June 30, 2021, compared to $9,496,289 for the quarter ended June 30, 2020, including $226,932 cash used in discontinued operations and $781,437 cash provided by discontinued operations, respectively.

For the six months ended June 30, 2021, net cash provided by financing activities consisted of net proceeds from notes payable of $1,874,002, proceeds from convertible notes payable of $1,405,000 and net proceeds on secured lines of credit of $1,819,234, offset by payments on notes payable of $830,234.

For the six months ended June 30, 2020, net cash provided by financing activities consisted of net proceeds from notes payable of $5,283,949, proceeds from convertible notes payable of $1,350,000 and net proceeds from secured line of credit of $2,898,524, offset by payments on notes payable of $578,063 and payments of deferred financing costs of $239,558.

Our cash flows from operations are primarily funded through our financing activities, including our accounts receivable line of credit facility, notes and loans, stock sales, issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize lines of credit, borrowings, and investor funding to sufficiently sustain our current level of operations for the next 12 months. While industry and general domestic economic activity and commodity prices have improved, we believe we remain at risk for potential effects of the global COVID-19 pandemic that is prevalent in the markets we operate.

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

Off-Balance-Sheet Transactions

As of June 30, 2021, the Company has an open letter of credit in the amount of $323,516 as collateral for its insurance policy.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at June 30, 2021, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 24, 2021, the Company issued a convertible promissory note in the amount of $260,000, in exchange for proceeds of $260,000. The note is convertible into 2,600,000 shares of the Company’s common stock. In addition, the Company issued 390,000 shares of its common stock to the note holder in connection with the issuance of the note.

On June 22, 2021, the Company issued a convertible promissory note in the amount of $150,000, in exchange for proceeds of $150,000. The note is convertible into 1,500,000 shares of the Company’s common stock. In addition, the Company issued 225,000 shares of its common stock to the note holder in connection with the issuance of the note.

On June 30, 2021, the Company issued a convertible promissory note in the amount of $96,058, in exchange for payment of Company expenses of $96,058. The note is convertible into 960,580 shares of the Company’s common stock. In addition, the Company issued 144,087 shares of its common stock to the note holder in connection with the issuance of the note.

The proceeds from the notes were used by the Company in its operations for working capital and general corporate purposes.

The shares of common stock issued in connection with the note issuances described above are restricted securities and were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Item 6.    Exhibits.

Exhibit No.		Description of Document
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.	INS	XBRL Instance Document - the instance document does not appear in the Interative Data File because its XBRL tags are embedded within the Inline XBRL document.

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104		Cover page Interative Data File - The cover page interactive date file does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Industries Inc.
(Registrant)

August 23, 2021	/s/ Jeffrey Martini
Date	Jeffrey Martini
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)