Form 10-Q
period 2021-09-30
SMG Industries Inc.
filed 2021-11-15
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54391

periods beginning after December

SMG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10626 Sheldon Road
Houston, Texas	77044
(Address of Principal Executive Offices)	(Zip Code)

(713) 955-3497

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

710 N. Post Oak Road, Suite 315, Houston, Texas

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 12, 2021, was 31,737,174.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES, INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$225,139	$263,814
Restricted cash	717,165	715,274
Accounts receivable, net of allowance for doubtful accounts of $796,784 and $691,098 as of September 30, 2021 and December 31, 2020, respectively	11,269,533	4,920,967
Prepaid expenses and other current assets	2,991,762	1,409,996
Current assets of discontinued operations	17,435	437,787

Total current assets	15,221,034	7,747,838

Property and equipment, net of accumulated depreciation of $10,136,891 and $5,991,572 as of September 30, 2021 and December 31, 2020, respectively	11,953,176	16,337,914
Right of use assets - operating lease	3,310,099	1,270,989
Other assets	840,947	499,707
Other assets of discontinued operations, net	1,500	1,568,700

Total assets	$31,326,756	$27,425,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,491,278	$3,171,086
Accounts payable – related party	275,569	205,444
Accrued expenses and other liabilities	4,603,280	2,373,057
Current portion of Right of use liabilities - operating leases	1,054,836	575,517
Deferred revenue	30,000	30,000
Secured line of credit	7,005,211	4,046,256
Current portion of unsecured notes payable	2,425,258	2,187,436
Current portion of secured notes payable, net	7,914,180	4,010,627
Current portion of convertible note, net	—	50,000
Current liabilities of discontinued operations	1,102,308	2,243,037

Total current liabilities	28,901,920	18,892,460

Long term liabilities:
Convertible note payable, net	3,495,262	2,417,335
Notes payable - unsecured, net of current portion	1,351,640	1,040,223
Notes payable - secured, net of current portion	9,433,339	14,038,409
Right of use liabilities - operating leases, net of current portion	2,568,072	846,212
Long term liabilities of discontinued operations	178,129	1,008,362

Total liabilities	45,928,362	38,243,001

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 2,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	2	2
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock - $0.001 par value; 250,000,000 shares authorized; 25,725,310 and 19,446,258 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	25,726	19,447
Additional paid in capital	15,059,907	10,978,254
Accumulated deficit	(29,687,241)	(21,815,556)

Total stockholders’ deficit	(14,601,606)	(10,817,853)

Total liabilities and stockholders’ deficit	$31,326,756	$27,425,148

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2021 and 2020

(unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES	$14,772,939	$6,810,714	$34,618,358	$18,670,321

COST OF REVENUES	15,292,090	8,674,357	36,947,626	21,825,811

GROSS LOSS	(519,151)	(1,863,643)	(2,329,268)	(3,155,490)

OPERATING EXPENSES:
Selling, general and administrative	1,455,253	1,000,032	4,584,854	2,554,107
Acquisition Cost	—	—	—	1,485,829

Total operating expenses	1,455,253	1,000,032	4,584,854	4,039,936

LOSS FROM CONTINUING OPERATIONS	(1,974,404)	(2,863,675)	(6,914,122)	(7,195,426)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,059,908)	(1,087,535)	(4,630,685)	(2,563,606)
Gain on PPP loan forgiveness	105,000	—	3,253,100	—
Other income (expense), net	348	(159)	19,889	74,587
Loss on settlement of notes payable	—	(14,204)	—	(14,204)
Gain (loss) on sale of assets	—	(10,229)	114,926	—

Total other income (expense)	(1,954,560)	(1,112,127)	(1,242,770)	(2,503,223)

NET LOSS FROM CONTINUING OPERATIONS	(3,928,964)	(3,975,802)	(8,156,892)	(9,698,649)

Income (loss) from discontinued operations	316,926	(420,254)	360,207	(935,623)
NET LOSS	(3,612,038)	(4,396,056)	(7,796,685)	(10,634,272)

Preferred stock dividends	(25,000)	(97,945)	(75,000)	(229,041)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,637,038)	$(4,494,001)	$(7,871,685)	$(10,863,313)

Net loss per common share
Continuing operations	$(0.17)	$(0.22)	$(0.39)	$(0.58)
Discontinued operations	$0.01	$(0.02)	$0.02	$(0.05)
Net loss attributable to common shareholders	$(0.16)	$(0.24)	$(0.37)	$(0.63)

Weighted average common shares outstanding
Basic	23,214,370	17,380,108	21,234,310	17,223,571
Diluted	23,214,370	17,380,108	21,234,310	17,223,571

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2021 and 2020

(unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2020	2,000	$2	—	$—	19,446,258	$19,447	$10,978,254	$(21,815,556)	$(10,817,853)

Share based compensation	—	—	—	—	—	—	17,973	—	17,973
Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	393,107	393	174,658	—	175,051
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(3,865,023)	(3,865,023)

Balances at March 31, 2021	2,000	2	—	—	19,839,365	19,840	11,170,885	(25,705,579)	(14,514,852)

Share based compensation	—	—	—	—	—	—	15,892	—	15,892
Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	2,026,587	2,027	1,286,805	—	1,288,832
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(319,624)	(319,624)

Balances at June 30, 2021	2,000	2	—	—	21,865,952	21,867	12,473,582	(26,050,203)	(13,554,752)

Share based compensation	—	—	—	—	—	—	17,279	—	17,279
Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	3,859,358	3,859	2,569,046	—	2,572,905
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(3,612,038)	(3,612,038)

Balances at September 30, 2021	2,000	$2	—	$—	25,725,310	$25,726	$15,059,907	$(29,687,241)	$(14,601,606)

Balances at December 31, 2019	2,000	2	—	—	14,881,372	14,881	4,756,194	(5,692,525)	(921,448)

Shares issued for business acquisitions	—	—	6,000	6	—	—	4,377,994	—	4,378,000
Shares issued for deferred financing cost	—	—	—	—	2,498,736	2,499	417,289	—	419,788
Share based compensation	—	—	—	—	—	—	2,895	—	2,895
Warrant issued for notes payable - debt discount	—	—	—	—	—	—	59,439	—	59,439
Preferred stock dividends	—	—	—	—	—	—	—	(42,123)	(42,123)
Net loss	—	—	—	—	—	—	—	(2,979,231)	(2,979,231)

Balances at March 31, 2020	2,000	2	6,000	6	17,380,108	17,380	9,613,811	(8,713,879)	917,320

Share based compensation	—	—	—	—	—	—	2,895	—	2,895
Preferred stock dividends	—	—	—	—	—	—	—	(88,973)	(88,973)
Net loss	—	—	—	—	—	—	—	(3,258,985)	(3,258,985)

Balances at June 30, 2020	2,000	2	6,000	6	17,380,108	17,380	9,616,706	(12,061,837)	(2,427,743)

Shares issued to settle liabilities	—	—	—	—	445,926	446	65,554	—	66,000
Share based compensation	—	—	—	—	—	—	66,346	—	66,346
Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	1,941,000	1,941	894,026	—	895,967
Preferred stock dividends	—	—	—	—	—	—	—	(97,945)	(97,945)
Net loss	—	—	—	—	—	—	—	(4,396,056)	(4,396,056)

Balances at September 30, 2020	2,000	$2	6,000	$6	19,767,034	$19,767	$10,642,632	$(16,555,838)	$(5,893,431)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2021 and 2020

(unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,156,892)	$(9,698,649)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock based compensation	51,144	72,136
Depreciation and amortization	4,074,738	3,434,164
Amortization of deferred financing costs	1,096,867	375,680
Amortization of right of use assets - operating leases	439,398	200,039
Bad debt expense	159,612	247,558
Gain on PPP loan forgiveness	(3,253,100)	—
Loss on settlement of liabilities	—	21,407
(Gain) loss on sale of assets	(114,926)	(47,052)
Changes in:
Accounts receivable	(6,508,178)	2,530,715
Prepaid expenses and other current assets	2,193,864	858,112
Other assets	(306,029)	(560,131)
Accounts payable	2,454,235	(2,852,030)
Accounts payable - related party	105,125	—
Accrued expenses and other liabilities	2,155,223	2,278,250
Right of use operating lease liabilities	(277,329)	(47,038)
Net cash used in operating activities from continuing operations	(5,886,248)	(3,186,839)
Net cash provided by (used in) operating activities from discontinued operations	568,518	(466,153)
Net cash used in operating activities	(5,317,730)	(3,652,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of 5J Entities, net	—	(6,320,168)
Cash paid for disposal of MG Cleaners, LLC	(35,000)	—
Cash paid for purchase of property and equipment	(97,026)	(174,004)
Net cash used in investing activities from continuing operations	(132,026)	(6,494,172)
Net cash used in investing activities	(132,026)	(6,494,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(20,623)	(239,558)
Proceeds from secured line of credit, net	2,880,180	3,256,101
Proceeds from notes payable	8,274,002	5,574,048
Payments on notes payable	(8,698,655)	(1,100,704)
Payments on convertible notes payable	(50,000)	—
Proceeds from convertible notes payable	3,255,000	2,644,295
Net cash provided by financing activities from continuing operations	5,639,904	10,134,182
Net cash (used in) provided by financing activities from discontinued operations	(226,932)	666,150
Net cash provided by financing activities	5,412,972	10,800,332

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36,784)	653,168

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	979,088	29,568

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$942,304	$682,736

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$3,508,529	$1,445,639

Noncash investing and financing activities
Non-cash consideration paid for business acquisition	$—	$4,378,000
Non-cash increase in secured notes payable related to acquisition	$—	$5,840,622
Note payable for property and equipment	$—	$1,414,021
Settlement of accounts payable and accrued interest with common stock issuance	$—	$66,000
Financing of prepaid insurance premiums	$3,253,678	$331,065
Debt discount from issuance of common stock warrants	$—	$59,439
Preferred stock dividend	$75,000	$229,041
Expenses paid by related party	$—	$25,279
Non-cash increase in secured notes payable for settlement of accounts payable	$203,009	$—
Shares issued for deferred financing costs	$—	$419,788
Note receivable for property and equipment	$521,952	$—
Common shares issued and beneficial conversion feature on convertible notes payable	$4,036,788	$895,967
Right of use assets and operating lease obligation recognized	$2,478,508	$—
Convertible notes payable issued to settle accounts payable	$931,034	$—

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

The accompanying unaudited interim consolidated financial statements of SMG have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019 in the Form 10-K filed on April 19, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC and 5J Brokerage LLC (together referred to as “5J”), Momentum Water Transfer Services LLC (“MWTS”), Jake Oilfield Solutions LLC (“Jake”), MG Cleaners LLC (“MG”) and Trinity Services LLC (“Trinity”), all of which have quarter ends of September 30 and fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income (loss) from discontinued operations for the three and nine months ended September 30, 2021 and 2020. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of MG and Trinity. The discontinued operations exclude general corporate allocations.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method for stock options and warrant and the “if converted” method for convertible notes payable and preferred stock. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three and nine months ended September 30, 2021, 1,700,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 68,450,340 shares issuable from convertible notes were considered for their dilutive effects. For the three and nine months ended September 30, 2020, 2,800,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock, 4,806,388 shares issuable from Series B Preferred Stock and 19,442,950 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three and nine months ended September 30, 2021 and 2020, all potentially dilutive instruments were excluded as their effect would have been anti-dilutive.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its negative working capital, and negative cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue (and improve cash flows from operations) in connection with its anticipated growth related to the Company’s February 2020 acquisition of 5J and its expanded revenue lines in heavy haul, super heavy haul, drilling rig mobilization, commodity freight, and brokerage services. The Company notes that loans obtained under the Paycheck Protection Program in 2020 and 2021 have been forgiven in accordance with the terms of the program. During the nine months ended September 30, 2021, a total of $3,253,100 in principal plus $36,201 of accrued interest on PPP loans was forgiven in full. An additional $328,018 of principal plus $2,351 of accrued interest related to PPP loans from discontinued operations were also forgiven during the nine months ended September 30, 2021.

NOTE 4 – REVENUE

Disaggregation of revenue

All of the Company’s revenue from continuing operations is currently generated from services. As such no further disaggregation of revenue information is provided. All revenues are currently in the southern region of the United States.

Customer Concentration and Credit Risk

During the nine months ended September 30, 2021 and 2020, no customers exceeded 10% of revenue. No customer accounted for 10% of accounts receivable as of September 30, 2021, and one customer accounted for 10% of accounts receivable as of December 31, 2020.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Equipment	$7,768,597	$8,549,824
Trucks and trailers	11,580,344	11,062,588
Downhole oil tools	659,873	659,873
Vehicles	1,538,528	1,550,335
Building	493,529	493,626
Furniture, fixtures and other	49,196	13,240

Property and equipment, gross	22,090,067	22,329,486

Less: accumulated depreciation	(10,136,891)	(5,991,572)

Property and equipment, net	$11,953,176	$16,337,914

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,337,233 and $1,461,979, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $4,074,738 and $3,434,164, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of September 30, 2021 and December 31, 2020 included the following:

	September 30, 2021	December 31, 2020
Payroll and payroll taxes payable	$1,104,840	$490,033
Sales tax payable	1,627	1,627
State income tax payable	253,860	144,800
Property tax payable	220,000	—
Interest payable	849,314	839,240
Credit cards payable	—	31,422
Accrued operational expenses	1,575,894	664,710
Accrued general and administrative expenses	254,056	79,067
Accrued dividend	182,658	107,658
Other	161,031	14,500

Total Accrued Expenses and Other Liabilities	$4,603,280	$2,373,057

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Secured notes payable:

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year. Note was paid off March 16, 2021.	$—	$22,293

Secured note payable issued December 7, 2018 to a shareholder who as of September 30, 2021 controls 3.3% of votes, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued December 7, 2018 to a shareholder who as of September, 2021 controls 6.0% of votes, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of MWTS, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,470	792,470

Secured note payable issued June 17, 2019 to a shareholder who as of September 30, 2021 controls 6.0% of votes, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued May 1, 2019 to a shareholder who as of September 30, 2021 controls 6.0% of votes, bearing interest of 10% per year, due June 30, 2020. Note is currently past due. If a default notice is received, the interest rate will be 14%.	80,000	80,000

Secured note payable issued December 12, 2019 to a shareholder who as of September 30, 2021 controls approximately 6.0% of votes, bearing interest of 12% per year, due June 3, 2020. During the three months ended September 30, 2021, the note was paid in full.	—	25,000

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020. Note is currently past due. If a default notice is received the interest rate will be 10%. On September 29, 2021 we entered into a settlement agreement for $50,000 in cash which was paid on September 29, 2021.	73,818	123,818

Secured note payable issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, due February 1, 2023. controls approximately 4.2% of votes In October 2020, note holder serves as a board member.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	372,290	568,589

Secured note payable issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023. The note holder as of September 30, 2021 controls 10.6% of common shares and has an officer on the Board of Directors of the Company.	661,847	1,012,237

Secured Master Lease Agreement refinanced substantially all of the 5J Entities equipment and a guarantee by an officer of the Company in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. The note matures on May 27, 2024. The effective interest rate on this agreement is approximately 18.7%. Effective September 10, 2021, the monthly payment is $208,000. The Company repaid a total of $5,381,005 and accrued interest of $1,018,995 through the new Amerisource term loan described below. Deferred financing costs associated with this agreement were $276,134 as of September 30, 2021.

	5,573,070	11,708,919

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	390,000	390,000

Secured promissory note issued on June 20, 2020. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. Deferred financing costs associated with this agreement were $287,560 as of September 30, 2021.	1,180,143	1,570,617

Secured promissory note with Amerisource issued on September 7, 2021 in the amount of $6,400,000, bearing interest at 12%, maturing September 7, 2026. The Company is required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. An additional $6,340,000 was paid by Amerisource to Utica to settle the Utica promissory note in full subsequent to September 30, 2021. Unamortized deferred financing costs associated with this agreement were $12,425 as of September 30, 2021.	6,400,000	—
	17,923,638	18,693,943
Less discounts and deferred finance costs	(576,119)	(644,907)
Less current maturities	(7,914,180)	(4,010,627)

Long term secured notes payable, net of current maturities and discounts	$9,433,339	$14,038,409

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

On August 10, 2021, the Company entered into an amendment of the forbearance agreement and surrender agreement on June 10, 2021 with Utica and 5J Trucking LLC which provided for weekly payments under the terms of the February 2020 lease for $104,654 until August 31, 2021 and a fixed buy out equal to $12,725,000. After August 31, 2021, the payment schedule returns to its original terms as per the June 10, 2021 amendment.

On September 7, 2021, 5J Trucking, 5J Oilfield, 5J Transportation, 5J Brokerage and 5J Specialized LLC (the “5J Entities”) entered into a loan agreement (“Loan Agreement”) and security agreement (“Security Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the total amount of $12,740,000. Pursuant to the terms of the Loan Agreement, $6,400,000 was initially funded on September 7, 2021 and the remaining $6,340,000 is to be funded on or before October 31, 2021. In connection with the Loan Agreement, the 5J Entities issued a commercial promissory note to Amerisource (“Note”) in the initial principal amount of $6,400,000. Pursuant to the terms of the Note, the 5J Entities will pay interest only on a monthly basis through October 1, 2022 and principal and interest thereafter over the remaining term through September 7, 2026. The Note bears interest at a rate of 12.0% per annum and may be prepaid early at any time without penalty. The 5J Entities will also pay an annual collateral management fee to Amerisource in the amount of 0.40% of the total loan amount payable at the closing and each anniversary during the term of the note. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

Pursuant to the terms of the Security Agreement, the 5J Entities granted a security interest in all of their assets to Amerisource as collateral for the repayment of the Amerisource loan, however, until such time as Utica has been paid in full pursuant to the master lease agreement entered into by and between 5J Trucking and 5J Oilfield with Utica on February 27, 2020, Utica will continue to have a priority security interest in a significant portion of the 5J Entities assets.

In connection with the Loan Agreement, the Company, the parent company of each of the 5J Entities, entered into a pledge agreement pursuant to which the Company has granted a security interest in all of its assets to Amerisource and a guaranty agreement pursuant to which the Company has guaranteed the timely payment of all amounts due under the Loan Agreement. The Loan Agreement includes customary covenants, including a negative convent that the 5J Entities may not create or permit for any lien to exist on the collateral nor enter into any new debt agreement.

The proceeds from the issuance of the Note were used to pay down $6.4 million of the outstanding balance owed to Utica pursuant to a Second Forbearance Agreement entered into by and between 5J Trucking and 5J Oilfield with Utica on September 7, 2021 (“Forbearance Agreement”). Beginning September 10, 2021, payments to Utica were $52,000 per week. Pursuant to the terms of the Forbearance Agreement, 5J Trucking and 5J Oilfield have the right to prepay the entire remaining balance due to Utica at a reduced amount of $6.34 million on or before November 1, 2021. The Utica agreement was paid in full through the Amerisource Loan Agreement subsequent to September 30, 2021.

On July 12, 2021, the Company paid in full a secured convertible note originally issued April 2019 with a principal balance of $50,000 that matured including all accrued interest for $54,896.

On July 12, 2021, the Company paid in full a December 12, 2019 promissory note with a principal balance of $25,000 that matured including all accrued interest for $29,973.

Notes Payable – Unsecured

	September 30,	December 31,
	2021	2020
Unsecured promissory note for 5J Oilfield Services LLC with Small Business Administration (“SBA”) Paycheck Protection Program (“PPP1”), bearing interest 1.00% annually and was scheduled to mature in April 2022. The loan was forgiven on June 3, 2021.	$—	$3,148,100

Unsecured promissory note for 5J Oilfield Services LLC. Small Business Administration Paycheck Protection Program (“PPP2”), bearing interest 1.00% annually and matures in April 2026.	1,769,002	—

Insurance premium financing note with original principal of $1,310,835, monthly payments of $133,939, with stated interest of 4.76%, maturing on December 1, 2021. In July 2021, additional coverage was added to the policy and the monthly payment increased to $161,076.	473,684	—

Insurance premium financing note with original principal of $1,487,202, monthly payments of $153,537, with stated interest of 6.99%, maturing on May 1, 2022.	1,189,751	—

Insurance premium financing note with original principal of $292,065, monthly payments of $7,793, with stated interest of 5.78%, maturing on February 14, 2022.	146,002	—

Unsecured note payable with a shareholder who as of September 30, 2021 controls 3.3% of votes. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. Note is currently past due. If a default notice is received, the interest rate will be 15%.	44,559	44,559

Unsecured advances from the sellers of MWTS, non-interest bearing and due on demand	35,000	35,000

Unsecured payable for settlement of lawsuit with principal of $146,188, monthly payments of $6,822 for 24 months, with an interest rate of 6% and a default interest rate of 18%.	118,900	—

Notes payable - unsecured	3,776,898	3,227,659
Less current portion	(2,425,258)	(2,187,436)

Notes payable - unsecured, net of current portion	$1,351,640	$1,040,223

On April 22, 2020, 5J Oilfield Services LLC received cash proceeds of $3,148,100 from the Hancock Whitney Bank. In accordance with the requirements of the CARES Act, 5J used the proceeds from the PPP1 Loan primarily for payroll costs. The PPP1 Loan was scheduled to mature on August 22, 2022, had a 1.00% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The loan was forgiven on June 3, 2021. The gain on the forgiveness of the loan is included in other income on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

On January 28, 2021, 5J Oilfield Services LLC received proceeds of $1,769,002 under the SBA PPP2 program. On February 3, 2021, Jake Oilfield Solutions LLC received proceeds of $35,000 under the SBA PPP2 program. On February 4, 2021, SMG Industries, Inc. received proceeds of $70,000 under the SBA PPP2 program. The Jake Oilfield Solutions LLC and the SMG Industries, Inc. SBA PPP2 loans of $35,000 and $70,000, respectively were forgiven on September 29, 2021. The gain on the forgiveness of the loans are included in other income on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2021. In October 2021, the 5J Oilfield Services LLC PPP2 loan was forgiven in full.

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

On April 13, 2021, the Company settled a lawsuit filed against the Company. The Company agreed to pay $196,188 with a $50,000 payment due on May 1, 2021 and twenty-four consecutive monthly payments of $6,822 beginning on June 1, 2021 and ending on May 1, 2023. As of September 30, 2021, the settlement had an outstanding balance of $118,900.

Unsecured Notes Payable – Discontinued Operations

On April 28,2020, Trinity, received proceeds of $195,000 under the SBA PPP1 program. In accordance with the requirements of the CARES Act, the Companies used the proceeds from the PPP1 Loan primarily for payroll costs. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan was scheduled to mature on, August 28, 2020. The Trinity loan was forgiven February 16, 2021. On February 1, 2021, Trinity, received proceeds of $133,018 under the SBA PPP2 program. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan was scheduled to mature on, August 1, 2021. An additional $133,018 under the PPP2 program was forgiven in September 2021. The Trinity loans were included in Current Liabilities-Discontinued Operations on the Company’s December 31, 2020 Consolidated Balance Sheet and the gain on the forgiveness of the loan is included in loss from discontinued operations on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the nine months ended September 30, 2021, $78,800 of debt discount was amortized to interest expense, and unamortized discount was $46,071 as of September 30, 2021. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 85% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Entities and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one-time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Entities with 60 days written notice. There is an early termination fee equal to two percent (2.0)% of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0)% of the then maximum account limit if there twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing.

The balances under the above lines of credit were $7,005,211 and $4,046,256 as of September 30, 2021 and December 31, 2020, respectively.

Convertible Notes Payable

In April 2019, the Company issued a convertible promissory note in the amount of $50,000 to an individual investor. The note bears an interest rate of 8.50%, payable in cash quarterly, matures in two years and is convertible at any time into shares of the Company’s common stock at a fixed conversion price of $0.50 (fifty cents) per share. During the nine months ended September 30, 2021, the Company repaid the convertible note.

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 13.9% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest is paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the nine months ended September 30, 2021, $116,608 of debt discount was amortized to interest expense, and there was $186,572 of unamortized discount as of September 30, 2021. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.

During the year ended December 31, 2020, the Company entered into secured note purchase agreements with nine individual investors for the purchase and sale of convertible promissory notes (“Convertible Notes”) in the principal amount of $2,019,000. The Convertible Notes are convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.10 per share. Interest on the Convertible Notes shall be paid to the investors at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Convertible Notes is two years after the issuance date. The Convertible Notes are secured by all of the assets of the Company, subject to prior liens and security interests. The Company also issued a total of 3,028,500 shares of common stock to the investors. The Company recognized a debt discount of $1,057,710 which is equivalent to the relative fair value of the 3,028,500 common shares and the beneficial conversion feature on the Convertible Notes. During the nine months ended September 30, 2021, the Company received $3,255,000 of cash and $931,034 of expenses paid on behalf of the Company in the form of new convertible notes under the terms above from related parties. The lenders received 6,279,052 shares of the Company’s restricted common stock. The Company recognized a debt discount of $4,036,788 based on the relative fair value of these shares and the beneficial conversion feature on the Convertible Notes. During the nine months ended September 30, 2021, $812,074 of debt discount was amortized to interest expense, and there was $4,123,494 of unamortized discount as of September 30, 2021.

Of the $7,805,034 principal amount, $6,805,034 of the Convertible Notes are held by investors who are considered related parties, primarily existing debt holders.

As of September 30, 2021, the convertible notes net balance was $3,495,262. As of December 31, 2020, the convertible notes net balance was $2,467,335 consisting of long term convertible notes payable of $2,417,335 and current portion of convertible notes of $50,000.

Future maturities of all the Company’s debt as of September 30, 2021 are as follows:

2022	$17,679,277
2023	8,043,586
2024	6,721,208
2025	2,017,117
2026	1,881,278
Thereafter	214,386
Total	$36,556,852

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2021, a total of 5,304,052 shares of restricted common stock were issued to related parties, and 975,000 shares were issued to non-related parties pursuant to the convertible notes payable described in Note 7.

The 2,000 Series A non-redeemable convertible preferred stock with a stated value of $1,000 per share held by an affiliate of the Company matured on July 20, 2021. The Series A Preferred Stock is convertible at a fixed price of $0.50 per share. The Company issued 4,443,292 restricted common shares to the holder and family members in October 2021 subsequent to the end of the quarter.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2020	2,060,000	$688,750	$0.24-0.75	$0.33
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(360,000)	(90,000)	$0.24-0.30	$0.25
Outstanding, September 30, 2021	1,700,000	$598,750	$0.25-0.75	$0.35
Exercisable, September 30, 2021	850,000	$343,750	$0.25-0.75	$0.40

The weighted average remaining contractual life is approximately 3.01 years for stock options outstanding on September 30, 2021. At September 30, 2021 there was no intrinsic value to the outstanding stock options.

During the nine months ended September 30, 2021 and 2020, the Company recognized $51,144 and $72,136 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2021, the Company had $101,288 of unrecognized expenses related to options.

Summary Stock warrant information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2020	1,763,335	$496,667	$0.15-$0.75	$0.28
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, September 30, 2021	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, September 30, 2021	1,763,335	$496,667	$0.15 - 0.75	$0.28

The weighted average remaining contractual life is approximately 5.35 years for stock warrants outstanding on September 30, 2021. At September 30, 2021 the outstanding stock warrants had an aggregate intrinsic value of $11,725.

NOTE 10 – DISPOSITION OF BUSINESSES

Trinity Services LLC

In December 2020, management decided to sell or dissolve Trinity. All assets and liabilities of Trinity are classified as assets and liabilities of discontinued operations and included within net income (loss) from discontinued operations. The Company planned to auction the fixed assets in 2021 and recorded an impairment of $983,660 during the year ended December 31, 2020 to reflect expected proceeds from this auction. The majority of Trinity’s equipment was sold in a May 25, 2021 auction through a third party auctioneer for net proceeds after expenses of approximately $1,110,000, and additional equipment was sold for proceeds of $685,000 during the three months ended September 30, 2021. All proceeds are being utilized to retire outstanding Trinity debt. The Company recognized a net gain on disposal of the equipment and retirement of the debt of $186,273 and $389,024 included in net income from discontinued operations during the three and nine months ended September 30, 2021, respectively.

The Company’s Consolidated Statements of Operations reflect in discontinued operations Trinity’s revenues and net income from discontinued operations for the three months ended September 30, 2021 of $0 and $316,926, respectively, compared to the three months ended September 30, 2020 of $388,170 and net loss from discontinued operations $242,903, respectively. The Company’s Consolidated Statements of Operations reflect in discontinued operations Trinity’s revenues and net income from discontinued operations for the nine months ended September 30, 2021 of $157,620 and $360,207, respectively, compared to the nine months ended September 30, 2020 of $1,625,778 and net loss from discontinued operations $607,361, respectively. The net losses exclude general corporate allocations.

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

The Company’s Consolidated Statements of Operations reflect in discontinued operations no revenue or net loss from discontinued operations for the three months ended September 30, 2021 related to MG, compared to the three months ended September 30, 2020 of $363,264 and $177,351, respectively. The Company’s Consolidated Statements of Operations reflect in discontinued operations no revenue or net loss revenues and net loss from discontinued operations for the nine months ended September 30, 2021 related to MG, compared to the nine months ended September 30, 2020 of $1,681,815 and $328,262, respectively. The net losses exclude general corporate allocations.

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategic shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 present the assets and liabilities of Trinity and MG as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 present the results of Trinity and MG as Loss from discontinued operations. The Consolidated Statements of Cash Flows for the nine months end September 30, 2021 and 2020 present operating, investing, and financing activities of Trinity and MG as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$—	$591
Accounts receivable, net	17,011	360,541
Prepaid expenses and other current assets	424	76,655
Current assets of discontinued operations	17,435	437,787
Property and equipment, net	—	1,500,000
Other assets	1,500	1,500
Right of use assets - operating lease	—	67,200
Other assets of discontinued operations	1,500	1,568,700
Total assets of discontinued operations	$18,935	$2,006,487
Accounts payable	$601,371	$597,266
Accrued expenses and other liabilities	285,940	198,833
Right of use liabilities - operating leases short term	—	38,206
Secured line of credit	—	278,301
Current portion of unsecured notes payable	212,595	440,331
Current portion of secured notes payable, net	2,402	690,100
Current liabilities of discontinued operations	1,102,308	2,243,037
Notes payable - secured, net of current portion	147,598	855,995
Notes payable - unsecured, net of current portion	30,531	101,374
Right of use liabilities - operating leases, net of current portion	—	50,993
Long term liabilities of discontinued operations	178,129	1,008,362
Total liabilities of discontinued operations	$1,280,437	$3,251,399

The statements of operations of Trinity and MG combined are summarized below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues	$—	$751,434	$157,620	$3,307,593
Cost of revenues	(1,972)	(748,732)	(223,659)	(2,918,626)
Selling, general and administrative	(24,927)	(345,262)	(271,016)	(1,074,628)
Loss from operations	(26,899)	(342,560)	(337,055)	(685,661)
Gain on forgiveness of PPP loan and Federal tax credits	177,243	—	373,712	—
Gain on sale of assets	186,273	—	389,024	—
Other income (expense)	(11,467)	—	32,565	11,000
Interest expense, net	(8,224)	(77,694)	(98,039)	(260,962)
Net income (loss) from discontinued operations	$316,926	$(420,254)	$360,207	$(935,623)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has an open letter of credit in the amount of $323,516 as collateral for its insurance policy.

Litigation

During the nine months ended September 30, 2021, 5J Trucking LLC and James E. Frye entered into a settlement and release agreement with a third party equipment provider to settle outstanding claims by the provider. The Company agreed to pay a total of $196,188 to settle outstanding accounts payable, with $50,000 due upon execution and 24 monthly payments of $6,822. The Company recorded the liability as an unsecured note payable, as described in Note 7, which has a balance of $118,900 as of September 30, 2021.

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

The components of lease cost for operating leases for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$271,356	$113,610	$661,870	$270,329
Short-term lease cost	37,487	203,468	159,077	254,079
Variable lease cost	—	—	—	—
Sublease income	—	—	—	—
Total lease cost	$308,843	$317,078	$820,947	$524,408

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$277,329	$47,038

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2021 and December 31, 2020:

Lease Position	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$3,310,099	$1,270,989
Right of use liability operating lease current portion	$1,054,836	$575,517
Right of use liability operating lease long term	2,568,072	846,212
Total operating lease liabilities	$3,622,908	$1,421,729

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	3.9	3.6
Weighted-average discount rate
Operating leases	11.6%	8.4%

The following table provides the maturities of lease liabilities at September 30, 2021:

Operating
Leases
2021 (Three months remaining)	$773,653
2022	1,089,241
2023	1,067,195
2024	877,289
2025 and thereafter	938,542
Total future undiscounted lease payments	4,745,920
Less: Interest	(1,123,012)
Present value of lease liabilities	$3,622,908

NOTE 13 – RELATED PARTY TRANSACTIONS

Newton Dorsett, who received 2,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share in connection with the sale of Trinity Services to us also owns or has control over Dorsett Properties LLC, an entity that is the lessor to a lease with the Company. The lease was for $2,000 per month from July 1, 2019 until June 1, 2024. The lease was terminated May 30, 2021. The 2,000 shares of Series A non-redeemable convertible preferred stock of the Company matured on July 20, 2021 and is convertible at a fixed price of $0.50 per share. The Company issued 4,443,292 restricted common shares to the holder and family members in October 2021 subsequent to the end of the quarter.

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and received 6,000 shares of Series B Convertible Preferred Stock in connection with the sale of 5J to us, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. On December 31, 2020, the Company entered into an agreement whereby James Frye returned all of his Series B Convertible Preferred Stock to the Company for no consideration and forgave all accumulated dividends. There is no Series B preferred outstanding today. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. Through the first nine months of 2021, we purchased $343,184 in rental services and have charged the crane company $74,629 that are included in our revenues.

On June 15, 2020, the Company entered into an Interim Management Services Agreement with Apex Heritage Group, Inc. (the “Consultant”), of which Steven H. Madden, a related party, has sole voting and investment control over. The Consultant provided Jeffrey Martini to serve as the Company’s Chief Financial Officer, and in December 2020 serving additionally as the Company’s Chief Executive Officer reporting to its Board of Directors.

While Mr. Martini served as our Chief Executive Officer and Chief Financial Officer, we are not party to an employment agreement with Mr. Martini. Instead, APEX Heritage Group, Inc. (“Apex”) has contracted directly with Mr. Martini for such management services and is routinely compensated in turn via the provision of debt and/or equity instruments under the terms of an interim management services agreement, among other arrangements. During 2020, Apex was reimbursed via convertible debt valued at $225,000, which was in part compensation for such employment, and during the nine months ended September 30, 2021, $931,034 was reimbursed through the issuance of convertible debt from the Company. Mr. Martini resigned as the Company’s Chief Executive Officer and Chief Financial Officer on August 23, 2021 and serves as a consultant to us contracted through the Apex Management Services Agreement. On August 24, 2021, Steven H. Madden was elected our Chief Transition Officer.

During the year ended December 31, 2020 and the nine months ended September 30, 2021, the Company entered into new convertible notes payable with related parties with total principal amount of $3,269,000 and $3,536,034 respectively. See Note 7.

NOTE 14 – SUBSEQUENT EVENTS

On October 4, 2021, an affiliate and stockholder was issued a $77,592 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 116,388 shares of the Company’s restricted common stock in connection with this convertible note investment.

On October 29, 2021, an affiliate and stockholder was issued a $212,000 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 318,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On October 30, 2021, an affiliate and stockholder was issued a $232,709 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 349,184 shares of the Company’s restricted common stock in connection with this convertible note investment.

Subsequent to September 30, 2021, the Company issued 375,000 shares of common stock to settle notes payable with principal of $73,818 and accrued interest of $18,926. In addition, the Company issued 410,000 shares of common stock to settle $41,000 in legal fees.

Pursuant to the Loan Agreement with Amerisource (see Note 7), the additional funding of the additional funding of $6.34 million was received on October 31, 2021 was used by the Company to pay down the remaining outstanding balance owed to Utica. Utica has agreed to file a UCC-3 to release its security interest in all of the assets of 5J Trucking and 5J Oilfield.

On or about October 30, 2021, the Company's 2,000 shares Series A Convertible Preferred Stock and its accrued dividends were converted into 4,443,292 shares of the Company's common stock.

On November 1, 2021, the Company received notice from its bank of the SBA’s forgiveness of its $1,769,002 Paycheck Protection Program (PPP2) loan as administered by the SBA under the CARES Act.

On November 8, 2021, Newton Dorsett and Steven H. Madden were appointed to the Company’s Board of Directors.

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

We are headquartered in Houston, Texas with facilities in East Houston, Floresville, Henderson, Odessa, Palestine, and Victoria, Texas. Our web site is www.SMGIndustries.com.

Results of Operations

The Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 present the results of MG and Trinity as net loss from discontinued operations. The Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues for the quarter ended September 30, 2021 increased to $14,772,939 from $6,810,714 for the three months ended September 30, 2020, an increase of 117%, driven by increased drilling rig relocations, improved customer demand resulting from lessened impacts of the global COVID-19 pandemic and the establishment of a new East Houston terminal generating additional flat bed transportation revenues.

During the three months ended September 30, 2021, cost of sales increased to $15,292,090, or 104% of sales, compared to $8,674,357, or 127% of sales for the 2020 period. Cost of sales includes non-cash depreciation expense of $1,337,233 and a refundable tax credit reducing labor costs of $836,971 for the three months ended September 30, 2021, and $1,461,979 for the comparable period in 2020. The cost of sales exceeding revenues during 2021 and 2020 was the result of lower than required revenues to cover fixed costs within cost of sales, higher labor costs and increased third party contract services utilized to address rapidly increasing customer demand, partially offset by improved pricing during the period. The Company believes it can improve gross margins through additional sales volumes from infrastructure logistics market growth and increased in oilfield rig move activity given current hydrocarbon price improvements, continued market recovery post-COVID pandemic with more activity, better utilization of our equipment inventory, lessening costs of third party contract services and continued increases in our pricing.

Selling, general and administrative expenses for the three months ended September 30, 2021 was $1,455,253, or 9.9% of revenues, compared to $1,000,032, or 14.7% of revenues, for the quarter ended September 30, 2020. The increased amount of SG&A was reflecting of the 109% increase in sales and related costs and included a benefit of $129,949 related to refundable employee retention tax credits during the three months ended September 30, 2021. As a percentage of revenue, the improvement in SG&A is primarily the result of higher revenues absorbing additional fixed costs.

Interest expense, net was $2,059,908 and $1,087,535 for the three months ended September 30, 2021 and 2020, respectively. The increase in interest expense in the third quarter of 2021 was the result of additional borrowings from convertible notes payable and its related expense.

The net loss from continuing operations for the quarter ended September 30, 2021 was $3,928,964 as compared to a net loss of $3,975,802 for the quarter ended September 30, 2020.  The net loss in the third quarter of 2021 compared to the previous period was due primarily to slightly higher loss from continuing operations, significantly higher interest expense, partially offset by the gain on PPP loan forgiveness of $105,000.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues for the nine months ended September 30, 2021 increased to $34,618,358 from $18,670,321 for the nine months ended September 30, 2020, and increase of 85%, driven by the acquisition of 5J on February 27, 2020, not fully realized in the comparable period, increased drilling rig activity given higher hydrocarbon prices, improved customer demand resulting from lessened impacts of the global COVID-19 pandemic and to the establishment of a new East Houston terminal generating additional flat bed transportation revenues.

During the nine months ended September 30, 2021, cost of sales increased to $36,947,626 or 107% of sales, compared to $21,825,811 or 117% of sales for the 2020 period. Cost of sales includes non-cash depreciation expense of $4,074,738 and a refundable tax credit reducing labor costs of $836,971 for the nine months September 30, 2021, and $3,434,164 for the comparable nine month period in 2020, the increase of which was primarily the result of the 5J acquisition and its related fair value step up adjustments in the prior year. The cost of sales exceeding revenues during 2021 and 2020 was the result of lower than required revenues to cover fixed costs within cost of sales. The Company believes it can improve gross margins through additional sales volumes from infrastructure logistics market growth and increased in oilfield rig move activity given current hydrocarbon price improvements, continued market recovery post-COVID pandemic with more activity, better utilization of our equipment inventory, lessening costs of third-party contract services and continued increases in our pricing.

Selling, general and administrative expenses for the nine months ended September 30, 2021 was $4,584,854 or 13.2% of revenues, compared to $2,554,107, or 13.7% of revenues. Selling general and administrative expenses as a percentage of revenues was basically unchanged compared to the previous period. Selling general and administrative expenses primarily includes personnel costs, facilities expenses, insurances and professional fees, and included a benefit of $129,949 related to refundable employee retention tax credits during the three months ended September 30, 2021.

Interest expense, net was $4,630,685 and $2,563,606 for the nine months ended September 30, 2021 and 2020, respectively. The increase in interest expense was  a result of the increased convertible note borrowings to fund the 5J acquisition and note financing.

The net loss from continuing operations for the nine months ended September 30, 2021 was $8,156,892 as compared to a net loss of $9,698,649 for the nine months ended September 30, 2020. The reduction in the net loss was due primarily to the gain on PPP loan forgiveness of $3,253,100, partially offset by higher cost of sales, selling general and administrative expenses and interest expense.

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

Liquidity and Capital Resources

Cash Flows

Operating activities

Net cash used in operating activities was $5,317,730 for the nine months ended September 30, 2021, compared to $3,652,992 for the nine months ended September 30, 2020, including $568,518 of cash provided by discontinued operations during the quarter ended September 30, 2021, and $466,153 of cash used in discontinued operations during the quarter ended September 30, 2020.

For the nine months ended September 30, 2021, net cash used in continuing operating activities of $5,886,248 consisted of net loss of $8,156,892, which included non-cash costs of depreciation and amortization of $4,074,738, gain on PPP forgiveness loan of $3,253,100, gain on sale of assets of $114,926, amortization of deferred financing costs of $1,096,867. Changes in working capital accounts included changes in accounts receivable of $6,508,178, other assets of $306,029 and right of use operating lease liabilities of $277,329, partially offset by changes in accounts payable of $2,454,235, prepaid expenses and other current assets of $2,193,864 and accrued expenses and other labilities of $2,155,223.

For the nine months ended September 30, 2020, net cash used in continuing operating activities of $3,186,839 consisted of net loss of $9,698,649 which included non-cash costs of depreciation and amortization of $3,434,164, amortization of deferred financing costs of $375,680, bad debt expense of $247,558 and gain on sale of assets of $47,052. Changes in working capital accounts included changes in accounts receivable of $2,530,715, prepaid expenses of $858,112 and accrued liabilities of $2,278,250, partially offset by changes in accounts payable of $2,852,030, other assets of $560,131 and right of use operating lease labilities of $47,038.

Investing activities

Net cash used in investing activities was $132,026 for the nine months ended September 30, 2021, compared to $6,494,172 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, net cash used in investing activities consisted of $35,000 paid to the buyer of MG Cleaners and cash used for the purchase of equipment of $97,026. For the nine months ended September 30, 2020, net cash used in investing activities consisted of $6,320,168, net cash paid for the acquisition of 5J Entities and $174,004 of fixed asset purchases.

Financing activities

Net cash provided by financing activities was $5,412,972 for the nine months ended September 30, 2021, compared to $10,800,332 for the nine months ended September 30, 2020, including $226,932 cash used in discontinued operations and $666,150 cash provided by discontinued operations, respectively.

For the nine months ended September 30, 2021, net cash provided by financing activities consisted of net proceeds from notes payable of $8,274,002, proceeds from convertible notes payable of $3,255,000 and net proceeds on secured lines of credit of $2,880,180, offset by payments on notes payable of $8,698,655and payment on convertible note payable of $50,000.

For the nine months ended September 30, 2020, net cash provided by financing activities consisted of net proceeds from secured notes payable of 5,574,048, proceeds from convertible notes payable of $2,644,295 and net proceeds from secured line of credit, net of $3,256,101, which was partially offset by payments on notes payable of $1,100,704, and payments of deferred financing costs of $239,558.

Our cash flows from operations are primarily funded through our financing activities, including our accounts receivable line of credit facility, notes, convertible notes and loans, stock sales, issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize lines of credit, borrowings, and investor funding to sufficiently sustain our current level of operations for the next 12 months. While industry and general domestic economic activity and commodity prices have improved, we believe we remain at risk for potential effects of the global COVID-19 pandemic that is prevalent in the markets we operate.

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

Off-Balance-Sheet Transactions

As of September 30, 2021, the Company has an open letter of credit in the amount of $323,516 as collateral for its insurance policy.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at September 30, 2021, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2021, the Company issued a convertible promissory note in the amount of $200,000, in exchange for proceeds of $200,000. The note is convertible into 2,000,000 shares of the Company’s common stock. In addition, the Company issued 300,000 shares of its common stock to the note holder in connection with the issuance of the note.

On July 13, 2021, the Company issued a convertible promissory note in the amount of $350,000, in exchange for proceeds of $350,000. The note is convertible into 3,500,000 shares of the Company’s common stock. In addition, the Company issued 525,000 shares of its common stock to the note holder in connection with the issuance of the note.

On August 19, 2021, the Company issued a convertible promissory note in the amount of $200,000, in exchange for proceeds of $200,000. The note is convertible into 2,000,000 shares of the Company’s common stock. In addition, the Company issued 300,000 shares of its common stock to the note holder in connection with the issuance of the note.

On September 1, 2021, the Company issued a convertible promissory note in the amount of $83,000, in exchange for payment of Company expenses of $83,000. The note is convertible into 830,000 shares of the Company’s common stock. In addition, the Company issued 124,500 shares of its common stock to the note holder in connection with the issuance of the note.

On September 1, 2021, the Company issued a convertible promissory note in the amount of $93,000, in exchange for payment of Company expenses of $93,000. The note is convertible into 930,000 shares of the Company’s common stock. In addition, the Company issued 139,500 shares of its common stock to the note holder in connection with the issuance of the note.

On September 2, 2021, the Company issued a convertible promissory note in the amount of $800,000, in exchange for proceeds of $800,000. The note is convertible into 8,000,000 shares of the Company’s common stock. In addition, the Company issued 1,200,000 shares of its common stock to the note holder in connection with the issuance of the note.

On September 24, 2021, the Company issued a convertible promissory note in the amount of $275,000, in exchange for payment of Company expenses of $275,000. The note is convertible into 2,750,000 shares of the Company’s common stock. In addition, the Company issued 412,500 shares of its common stock to the note holder in connection with the issuance of the note.

On September 28, 2021, the Company issued a convertible promissory note in the amount of $300,000, in exchange for proceeds of $300,000. The note is convertible into 3,000,000 shares of the Company’s common stock. In addition, the Company issued 450,000 shares of its common stock to the note holder in connection with the issuance of the note.

On September 30, 2021, the Company issued a convertible promissory note in the amount of $142,500, in exchange for payment of Company expenses of $142,500. The note is convertible into 1,425,000 shares of the Company’s common stock. In addition, the Company issued 213,750 shares of its common stock to the note holder in connection with the issuance of the note.

On September 30, 2021, the Company issued a convertible promissory note in the amount of $129,405, in exchange for payment of Company expenses of $129,405. The note is convertible into 1,294,050 shares of the Company’s common stock. In addition, the Company issued 194,108 shares of its common stock to the note holder in connection with the issuance of the note.

On or about October 30, 2021, the Company's 2,000 Series A Convertible Preferred Stock with a stated value of $1,000 and its accrued dividends automatically converted into 4,443,292 shares of the Company's common stock at a fixed conversion of $0.50 per share.

The proceeds from the notes were used by the Company in its operations for working capital and general corporate purposes.

The shares of common stock issued in connection with the note issuances and the conversion of the Series A Preferred Stock described above are restricted securities and were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SMG Industries Inc.
(Registrant)

November 15, 2021	/s/ Allen R. Parrott
Date	Allen R. Parrott
Acting Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)