Form 10-K
period 2021-12-31
SMG Industries Inc.
filed 2022-04-15
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-54391

SMG INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20475 State Hwy 249, Suite 450
Houston, Texas 77070	(713) 955-3497
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes   ⌧     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit such files). Yes   ⌧     No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. Yes ◻ No  ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2021 was $3,017,526.

The number of shares of the registrant’s common stock outstanding as of April 14, 2022 was 35,124,930.

Documents Incorporated by Reference

None

SMG Industries Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2021

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

We are a growth-oriented Transportation Services company focused on the domestic logistics market. Our primary business objective is to grow our operations and create value for our stockholders through organic growth and strategic acquisitions. We have implemented a Buy and Build growth strategy of acquiring transportation companies and generating organic growth post-acquisition when possible, by removing business constraints and strategic cross-selling of services in an effort to raise equipment utilization and grow market share. We believe our business focus and equipment fleet position us to be growing participant in the domestic United States infrastructure market.

Our wholly-owned operating subsidiaries are:

•5J Trucking LLC

•5J Oilfield Services LLC

•5J Specialized LLC

•5J Transportation LLC

•5J Logistics Services LLC

Our operating subsidiaries provide a range of services in transportation, such as:

•Transporting infrastructure components including bridge beams and power generation transformers

•Transporting wind energy components

•Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components

•Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects

•Transportation of natural gas compressors

•Flatbed freight

•Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components

•Drilling rig relocation for drilling contractors and oil and gas operators

•Freight brokerage

We are headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, Victoria, Texas and Fort Mill, South Carolina. Our web sites are www.5J-Group.com and www.SMGIndustries.com.

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

Domestic Industry Overview by Business line

Transportation Services Business

Heavy Haul

A heavy haul or oversize load is a load that exceeds the standard or ordinary legal size and/or weight limits for a truck to convey on a specified portion of road, highway, or other transport infrastructure. Also, a load that exceeds the per-axle limits, but not the overall weight limits, is considered overweight. Examples of oversize/overweight loads include construction machines (cranes, front loaders, backhoes, etc.), wind energy components such as blades, production equipment used in energy, midstream natural gas compressors, pre-built homes, power generation components, containers, and infrastructure elements (such as bridge beams and industrial equipment).

Super Heavy Haul

A super heavy haul is a permit-required over-dimensional load that typically exceeds 254 thousand pounds gross vehicle weight and requires specialized equipment. Examples of this type of load include refinery components, boilers, slug catchers, vessels, large natural gas compressors, large wind components for renewable energy, and transformers for the power industry.

Drilling Rig Mobilization

Moving a drilling rig involves mobilization of the rig’s substructure, derrick, power generation and mud and pumping equipment, and drill pipe. Typically, jobs are quoted in ten-mile increments with most mobilizations within a one-hundred mile radius. These moves can include cold stack rigs coming out of storage into the field.

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

Company Strategies

Buy and Build for Company Growth

Our strategy involves growth resulting from making acquisitions of private lower or middle-market size transportation services and related businesses operating in the domestic United States with a plan to grow an acquired company post-acquisition. Our management team seeks to identify companies that have good reputations and customers, and complementary service lines. We plan for additional growth, post-acquisition, of these targets by identifying business constraints which can be removed once acquired by us. These business constraints typically can be a lack of equipment, working capital, systems, sales force or MSAs and customer agreements. This strategy differs, in management’s view, from a “roll-up” as we do not make acquisitions just for cost saving synergies from elimination of duplicate personnel, consolidation of facilities, etc., but rather by adding personnel, capital and customers for anticipated future growth.

The acquisition of 5J in February 2020 added heavy haul, super heavy haul, drilling rig mobilization and commodity freight to our lines of service.

Diversify Existing Service Offerings

Our strategy of developing or adding additional lines of service such as heavy haul of bridge beams and wind energy components will diversify our business and provide enhanced service offerings to our customers. In addition, we have recently formed a transportation brokerage subsidiary in Fort Mill, South Carolina with operations throughout the domestic United States that further diversifies our business and customer base. Given the volatility of hydrocarbon prices and its affect on upstream oil and gas (“O&G”) customer activity, this diversification strategy assists in the drilling rig mobilization services which was a legacy offering of the Company. Strategically, we have pivoted over the last few years in an attempt to reduce concentration in the oil and gas markets by focusing on the infrastructure business of hauling bridge beams, wind energy components and power transformers. We believe we will likely continue to have exposure in the upstream O&G market given the geography and customers we serve, and as such, our strategy is to reduce the overall percentage to a minority share of our total business.

Add Owner Operator Trucking Companies to Enhance Transportation Business

For independent trucking company fleets with less than 100 tractors, it can be customary to ‘lease on’ with a larger transportation firms benefitting from their back-office infrastructure, insurance policies and access to additional ancillary equipment. 5J has historically sought a balance between company owned drivers and equipment and owner/operators who have leased on to 5J’s operating authority. We have enhanced our fleet with approximately 100 tractors through several owner operators that have lease on. Our revenue share lease allows our owner/operators to operate more efficiently, and we do not have to carry their assets and fixed overhead creating a balance for our transportation business.

Expand Service Offerings within Existing Customers

We currently have over 600 customers, many of which are leading companies in their respective fields. Our strategy is to deepen our relationship with those customers by expanding our service offerings with them. For instance, in 2021 one of our natural gas compressor customers using our heavy haul services requested additional flatbed services for other items allowing us to grow with that customer.

Our company headquarters are located in Houston, Texas.

Sales Plan

The Company’s sales plan includes utilizing employed sales personnel based in our various locations that are engaged to generate sales. Our sales personnel are typically compensated on a fixed base salary plus performance incentives. We also engage commission-only salespersons from time to time to supplement the main employee-based sales force. We believe transportation services is a relationship-based business where sales relationships are important as well as safety record, equipment profile and quality of our employed and commission-based salespersons.

Safety

Our Company emphasizes a safety-focused culture and conducts mandatory orientations for all of its drivers and includes safety moments in its weekly staff meetings. The U.S. Department of Transportation (DOT) requires that the Company perform drug and alcohol testing that meets DOT regulations, and its safety program includes pre-employment, random and post-accident drug testing and all other testing required by the DOT. The Company also utilizes safety in the field programs on a customary basis.

Employees

As of December 31, 2021, we had 258 employees of whom 21 were administrative, 7 were in sales and marketing and 230 were in service or operations. In addition, we may employ independent contractors from time to time. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid day rates or hourly commensurate with the job. Employees and independent contractors are required to execute agreements with us that set forth terms of engagement and contain customary confidentiality and non-competition provisions.

Corporate Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act have been filed with the Securities and Exchange Commission (SEC). Such reports and other information that we file with the SEC are available on our website at www.SMGIndustries.com when such reports are filed with the SEC. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting SMG Industries Inc. by calling (713) 955-3497.

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

We have significant outstanding indebtedness under our credit facilities. As of December 31, 2021, we had fully drawn the availability under our credit facility. Due to this limited liquidity we may not be able to provide our services, which could lead to continued deterioration in our financial condition. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by customer’s capital expenditure and activity. We cannot assure that our business will generate sufficient cash flows from operations, or that future capital will be available to us in an amount sufficient to fund our liquidity needs. We cannot assure you that we will be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all. Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

The line of credit facility pledges all of the 5J Entities accounts receivable to Amerisource Funding Inc.

In connection with SMG’s acquisition of 5J, each of 5J Oilfield Services and 5J Trucking entered into a revolving accounts receivable assignment and term loan financing and security agreement with Amerisource Funding Inc. Pursuant to the terms of the agreement, Amerisource has been granted a first lien on all of the accounts receivable and other personal property of the 5J Entities, including 5J Logistics Services LLC. In the event that the 5J Entities were unable to comply with the payment terms of the Amerisource accounts receivable agreement, Amerisource could terminate the facility with the 5J Entities assets in an effort to seek repayment under the terms of the agreement. If Amerisource were successful, we would be unable to borrow working capital funds and operate our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected. Additionally, we have guaranteed the Amerisource financing facility on behalf of our subsidiaries who are the borrowers.

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

We most likely will need additional financing to further our business plans.

We believe we will require additional funds to finance our business development projects. We may not be successful in raising additional financing as and when needed. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected. Our ability to raise new debt or equity capital or to refinance or restructure our debt at any given time depends, among other things, on the condition of the capital markets and our financial condition at such time. Also, the terms of existing or future debt or equity instruments could further restrict our business operations. The inability to finance future growth could materially and adversely affect our business, financial condition and results of operations.

Our recurring losses from operations could continue to raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We have sustained losses from operations during each of the last two years, which as of December 31, 2021, accumulated to $33,032,536, including an operating loss of $8,978,273 and $10,649,175 for the years ended December 31, 2021 and 2020, respectively. Accordingly, our auditor has concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements appearing at the end of this prospectus have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our financial statements for the years ended December 31, 2021 and 2020, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We are currently in a very difficult operating environment.

We faced a very difficult operating environment in 2021 and believe it could continue into 2022, with labor shortages, the reduced but continued economic effects of the global COVID pandemic and working capital business liquidity constraints can from time to time make it a challenge for us to provide services. We cannot give any assurances about possible future pandemics, their effects on the economy or our business. We cannot give any assurances that we will raise future capital to provide more additional working capital and liquidity, and on terms acceptable to us, if at all. Due to liquidity constraints from time to time, we may be forced to curtail operations in some or all of our locations which would materially and adversely affect our revenues and operations.

Our business depends in part on domestic (United States) spending by the crude oil and natural gas industry which suffered significant price volatility in 2020 and 2021, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

While our Company is currently benefitting from increased oil and gas prices in the United States, we are trying to reduce the percentage of revenues and activity received from oil and gas customers over time. If future hydrocarbon prices decline, it could have a negative effect on our business as customers would potentially reduce their operating and capital expenditures which would reduce demand for our services.

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

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for drilling services. Oil and gas prices, as well as demand for the Company’s services, also depend upon other factors that are beyond the Company’s control, including the following:

•	Supply and demand for crude oil and natural gas,
•	political pressures against crude oil and natural gas exploration and production, OPEC and Russia oil production decisions,
•	cost of exploring for, producing, and delivering oil and natural gas,
•	expectations regarding future energy prices,
•	advancements in exploration and development technology,
•	adoption or repeal of laws regulating oil and gas production in the U.S.,
•	imposition or lifting of economic sanctions against foreign companies,
•	weather conditions,
•	rate of discovery of new oil and natural gas reserves,
•	tax policy regarding the oil and gas industry,

•	development and use of alternative energy sources, and
•	the ability of oil and gas companies to generate funds or otherwise obtain external capital for projects and production operations.

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

The Company’s contractual agreements with its owner-operators expose it to risks that it does not face with its company drivers.

Approximately 46% of the Company’s revenue was carried by owner-operators in 2021. The Company’s reliance on independent owner-operators creates numerous risks for the Company’s business. For example, the Company from time to time provides financing to certain of its independent owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators.

If the Company’s independent owner-operators fail to meet the Company’s contractual obligations or otherwise fail to perform in a manner consistent with the Company’s requirements, the Company may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that the Company provides to customers. If the Company fails to deliver on time, if its contractual obligations are not otherwise met, or if the costs of its services increase, then the Company’s profitability and customer relationships could be harmed. Furthermore, independent owner-operators typically use tractors, trailers and other equipment bearing the Company’s trade names and trademarks. If one of the Company’s independent owner-operators is subject to negative publicity, it could reflect on the Company and have a material adverse effect on the Company’s business and brand. Under certain laws, the Company could also be subject to allegations of liability for the activities of its independent contractor owner-operators.

Owner-operators are third-party service providers, as compared to company drivers who are employed by the Company. As independent business owners, the Company’s owner-operators may make business or personal decisions that conflict with the Company’s best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, an owner-operator may deny loads of freight from time to time. In these circumstances, the Company must be able to timely deliver the freight in order to maintain relationships with customers. In addition, adverse changes in the financial condition of the Company’s independent contractor owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues. The prices the Company charges its customers could be impacted by such issues, which may in turn limit pricing flexibility with customers.

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

As of December 31, 2020, one customer accounted for 10% of our accounts receivable balance. During the twelve-month period ended December 31, 2020, one customer represented 11% of our revenues.

These customers do not have any ongoing commitment to purchase our services. While additional customers have been sourced since December 31, 2021, customer concentration risk still exists. The loss of or a sustained decrease in demand by these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, should these large customers default in their obligations to pay, our results of operations and cash flows could be adversely affected.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

Our success is largely dependent on the skills, experience, and efforts of our management team. We currently depend on the continued services and performance of the key members of our management team, including Steven Madden, our Chief Transition Officer, Matthew Flemming, our Interim Chief Executive Officer, Interim Chief Financial Officer and Chief Business Development and James Frye, our President of 5J Transportation Group operating division. Mr. Frye, in connection with our acquisition of 5J, entered into a three-year employment agreement with 5J. However, the loss of any such key personnel could result in a disruption to the operations of the 5J Transportation Group. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

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

The methodology used to determine a carrier’s safety rating could be changed by the Federal Motor Carrier Safety Administration (FMCSA) and, as a result, the Company’s acceptable safety rating could be impaired. In particular, the FMCSA continues to utilize the three safety fitness rating scale: “satisfactory,” “conditional,” and “unsatisfactory”—to assess the safety fitness of motor carriers and the Company currently has a “satisfactory” FMCSA rating on 100% of its fleet. While the Company believes the FMCSA will update its records and grant a “satisfactory” rating, there can be no guarantee that this rating will occur. Accordingly, the Company’s market opportunities could remain constrained, as many customers require a rating of “satisfactory”. However, pursuant to a 2015 federal statutory mandate, the FMCSA commissioned the National Academy of Sciences (NAS) to conduct a study and report upon the CSA program and its underlying Safety Measurement System (SMS), which is the FMCSA’s process for identifying patterns of non-compliance and issuing safety-fitness determinations for motor carriers. In June 2017, the NAS published a report on the subject providing specific recommendations and concluding, among other things, that the FMCSA should explore a more formal statistical model to replace the current SMS process. In June 2018, the FMCSA posted its response to the NAS study in a report to Congress, concluding, among other things, that it would develop and test a new model, the Item Response Theory (IRT), which would replace the SMS process currently used. The FMCSA was expected to commence small scale testing of the IRT model as early as September 2018, with full scale testing expected to occur in April 2019 and possible program roll-out expected to occur in late 2019 but the testing schedule has been delayed. The FMCSA’s June 2018 response is under audit by the DOT Inspector General to assess consistency with the NAS recommendations, and the audit findings will guide the agency’s actions and timing with respect to testing of the IRT model as a potential replacement for the SMS, in the event and to the extent that the FMCSA adopts the IRT model in replacement of the SMS or otherwise pursues rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then it is possible that the Company and other motor carriers could be adversely affected, as compared to consideration of the current standards. If the Company were to receive an unsatisfactory CSA score, whether under the current SMS process, the IRT model, should it be finalized, and adopted, or as a result of some other safety-fitness determination, it could adversely affect the Company’s business as many of its existing customer contracts have a prohibition against doing business with carriers that have an “unsatisfactory” DOT safety rating, and an unsatisfactory rating could negatively impact or restrict the Company’s operations.

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

Changes in accounting pronouncements could have an adverse effect on our results of operations, as reported in our financial statements.

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

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, and oil spills. These conditions can cause:

•	Personal injury or loss of life,

•	Damage to or destruction of property, equipment, and the environment, or

•	Suspension of operations by our customers

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

Our common stock is traded on the OTCQB Venture Market (herein “OTC Market”), an inter-dealer automated quotation system for equity securities. According to OTC Markets, during the thirty days preceding filing of this report, the average daily trading volume of our common stock was approximately 7,000 shares traded per day, on average, and currently is thinly traded. As of April 13, 2022, we had 84 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Our Officers, Directors and ten percent or greater shareholders collectively own a substantial portion of our outstanding common stock and fixed exercise price convertible notes, and as long as they do, they may be able to control the outcome of stockholder voting.

Our Officers, Directors and ten percent or greater shareholders are collectively the beneficial owners of approximately 76.6% of the outstanding shares of our common stock as of the date of this report. As long as our Officers, Directors and ten percent or greater shareholders collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our Officers, Directors and ten percent or greater shareholders. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our Officers, Directors and ten percent or greater shareholders have significant influence over our company, the price of our common stock could be materially depressed. Upon the conversion of all of our outstanding convertible notes, an additional 79,467,400 shares of our common stock would be issued and outstanding resulting in substantial dilution of our current shareholders voting power and ownership interests. The Officers, Directors and ten percent or greater shareholders will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of Directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 1,000,000 shares of preferred stock, none of which are outstanding. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Electronic processing of orders is not available for securities traded on the OTC Marketplace and high order volume and communication risks may prevent or delay the execution of one’s OTC Marketplace trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTC Marketplace security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

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

Orders for OTC Market securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received, and processed by the OTC Markets. Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not be able to sell its shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTC Markets if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our common stock on the OTC Markets. Due to the foregoing, demand for shares of our common stock on the OTC Markets may be decreased or eliminated.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located at 20475 State Hwy 249, Suite 450, Houston, Texas 77070, where we lease approximately 4,319 square feet of office space pursuant to a thirty-nine-month term that commenced on December 1, 2021, at a rate of $9,570 per month. We also have facilities throughout Texas. Our 5J Oilfield Services and 5J Trucking subsidiaries both have entered into leases for our Palestine, Texas location. The term of the lease is for five years, expiring on February 1, 2025. The aggregate lease amount is for $6,750 per month, with an option to extend the lease for an additional five years. We lease a ten-acre facility located in Floresville, Texas. The Floresville lease is for a term of three-years expiring on April 30, 2023 at a cost of $3,500 per month. We lease a nineteen-acre facility in West Odessa, Texas. The West Odessa lease is for a term of five years expiring on February 1, 2025 at a cost of $4,000 per month. The Palestine, Floresville and West Odessa leases are all leased from 5J Properties LLC, controlled by Mr. Frye the previous owner of 5J, a member of our board of directors, and an affiliate of our Company. Additionally, 5J has leased an office in Fort Mill, South Carolina comprised of approximately 1,969 square feet of office space, for approximately $5,238 per month, expiring on October 31, 2023. Our East Houston Texas facility and terminal lease is comprised of approximately 45 acres at a monthly rent of $55,000 and is a five-year lease ending April 30, 2026.

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

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
March 31, 2021	$0.36	$0.06
June 30, 2021	$0.25	$0.12
September 30, 2021	$0.25	$0.15
December 31, 2021	$0.46	$0.16

March 31, 2020	$0.31	$0.07
June 30, 2020	$0.15	$0.08
September 30, 2020	$0.20	$0.09
December 31, 2020	$0.16	$0.08

As of April 13, 2022, the closing sales price of our common stock on the OTCQB was $0.24. As of April 13, 2022, there were approximately 84 stockholders of record of our common stock.

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

Overview

We are a growth-oriented transportation services company focused on the domestic logistics market. Our primary business objective is to grow our operations and create value for our stockholders through organic growth and strategic acquisitions. We have implemented a Buy and Build growth strategy of acquiring middle market transportation companies and generating organic growth post-acquisition when possible by removing business constraints and strategic cross-selling of services benefiting us with higher equipment utilization and market share. We believe our business focus and equipment fleet position us to be significant participant in the domestic United States infrastructure market.

Our wholly-owned operating subsidiaries are:

•5J Trucking LLC

•5J Oilfield Services LLC

•5J Specialized LLC

•5J Transportation LLC

•5J Logistics Services LLC

Together these business units are referred to as the “5J Transportation Group”.

Our operating subsidiaries provide a range of transportation services such as:

•Transporting infrastructure components including bridge beams and power generation transformers

•Transporting wind energy components

•Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components

•Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects

●Transportation of midstream compressors

●Flatbed freight

●Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components

●Drilling rig relocation for drilling contractors and oil and gas operators

•Freight brokerage

In connection with our focus to expand our transportation services business and exit certain up-stream oil and gas (O&G) industrial-related businesses, the financial results of the following business have been classified as discontinued operations on our consolidated financial statements for the following businesses:

•MG Cleaners LLC. The Company sold this business in December 2020

•Trinity Services LLC

We are headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, Victoria, Texas and Fort Mill, South Carolina. Our web site is www.5J-Group.com and www.SMGIndustries.com.

Acquisition, divestiture and wind-down of businesses

On February 27, 2020, we acquired one hundred percent of the membership interests of each of 5J Oilfield Services LLC (“5J Oilfield”) and 5J Trucking LLC (“5J Trucking”), combined referred to as “5J”. The aggregate purchase price of 5J was $12.7 million, consisting of a combination of cash, notes and Series B Convertible Preferred Stock.

In December 2020 we sold MG Cleaners LLC (“MG”), an O&G drilling rig cleaning company. The results of operations of MG are reflected in the Consolidated Statements of Operations for the year ended December 31, 2020 as “net loss from discontinued operations”.

In December 2020, the Company decided to cease the operations of Trinity Services LLC (“Trinity”), an O&G drilling pad dirt construction company. The assets and operations of Trinity are reflected on the December 31, 2021 and 2020 Consolidated Balance Sheets as “assets or liabilities of discontinued operations” and the results of operations are reflected in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 as “net loss from discontinued operations”.

Management believes certain comparisons of 2021 to 2020 are not meaningful as the variances are due almost entirely to the 5J acquisition (as disclosed in Note 9). Where applicable, this analysis provides explanation of any meaningful causes of variances that are in addition to variances resulting from the 5J acquisition.

In the second quarter of 2021 we formed 5J Transportation LLC in connection with leasing the East Houston terminal operations for our flatbed services. In the first quarter of 2021, we formed 5J Brokerage LLC, which was renamed 5J Logistics Services LLC during the fourth quarter of 2021, our transportation brokerage business, in connection with offering those services.

All of our 5J subsidiaries are referred to as the 5J Transportation Group.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The Consolidated Balance Sheets as of December 31, 2021 and 2020 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the years end December 31, 2021 and 2020 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the years end December 31, 2021 and 2020 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the year ended December 31, 2021 increased to $52,113,827, an increase of 95.4% from $26,665,719 for the year ended December 31, 2020. The increase in sales in the year end 2021 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the new contribution of revenues from our 5J Transportation flat bed and 5J Logistics brokerage division, not present in the previous year period along with the general improvement in the domestic United States economy from COVID-19 pandemic. This was partially offset by the absence of revenues during the periods from the discontinued operations that were present in the prior period.

During the year ended December 31, 2021, cost of sales increased to $52,714,418, or approximately 101.2% of sales, compared to $29,477,208, or about 110.5% of sales for the 2020 period. The decrease in cost of sales as a percentage of revenues is the result of higher revenues covering more fixed costs in cost of sales compared to the previous year. The increase in cost of sales as a total amount is due primarily to higher direct labor costs, higher freight expense, higher fuel costs, and higher depreciation expenses, a non-cash expense, allocated in cost of sales compared to the previous year period 2020. Our Cost of Sales includes non-cash depreciation expense of $5,398,529 for the year ended December 31, 2021, and $4,901,689 for the comparable period in 2020.

Selling, general and administrative (SG&A) expenses for the year ended December 31, 2021 increased to $8,375,682, or approximately 16.1% of revenues, compared to $5,267,186, or 19.8% of revenues for the year ended December 31, 2020. The increase in total amount was due primarily to higher wage expense, professional fees and higher consulting costs from accounting and other consultants. The non-cash share based compensation expense included in SG&A expenses was $67,460 for the year ended December 31, 2021 compared to $66,566 for the same period in 2020. Bad debt expense included in SG&A expenses for the year ended December 31, 2021 was $454,990, as compared to bad debt expense of $474,708 in 2020 resulting from uncollectable accounts receivables from certain customers.

Impairment expenses for the year ended December 31, 2021 was $0 and $1,084,671 in the prior year. The expenses in 2020 related primarily to the full impairment of the net book value for the oil tools and the frac water equipment from our discontinued operations at Momentum and Trinity.

Acquisition costs for the year ended December 31, 2021 were $2,000, compared to acquisition costs of $1,485,829 for the year ended December 31, 2020 related to the acquisition of 5J in February 2020.

Interest expense, net, increased to $7,618,889 during the year ended December 31, 2021 from $3,801,020 during the year ended December 31, 2020, resulting from increased convertible note issuances and associated debt discount amortization. Gain on the US SBA’s PPP loan forgiveness program for the years ended December 31, 2021 and 2020 was $5,023,089 and $94,339, respectively.

Gain on sale of assets for the year ended December 31, 2021 and 2020 was $43,624 and $220,315 and was primarily related to the disposal of 5J assets.

The net loss from continuing operations for the year ended December 31, 2021 was $11,484,636 as compared to a net loss of $14,105,158 for the year ended December 31, 2020. Our decrease in net loss in 2021 was primarily attributable to lower SG&A expenses, no impairment expense and the gain on PPP loan forgiveness described above.

We plan to address our net loss and future operating results with a goal to achieve positive cash flow from operations by increasing sales organically or through acquisitions, covering more fixed costs within cost of sales, improving gross margins with raising prices for our services as the market bears, a better sales mix adding more higher margin service revenues such as super heavy haul, and reducing general and administrative costs including professional fees.

Liquidity and Capital Resources

Cash Flows

Operating activities

Net cash used in operating activities was $8,176,146 for the year ended December 31, 2021, compared to $3,972,667 for the year ended December 31, 2020, including $568,519 of cash provided by discontinued operations during the year ended December 31, 2021, and $242,162 of cash used by discontinued operations during the year ended December 31, 2020.

For the year ended December 31, 2021, net cash used in continuing operating activities of $8,744,665 consisted of net loss of $11,484,636, which included non-cash costs of depreciation and amortization of $5,398,529, gain on PPP forgiveness loan of $5,022,102, gain on sale of assets of $43,624, amortization of deferred financing costs of $2,208,291, loss on settlement of liabilities of $41,397 and bad debt expense of $454,990. Changes in working capital accounts included changes in accounts receivable of $7,237,370, other assets of $241,940 and right of use operating lease liabilities of

$537,616, partially offset by changes in accounts payable of $2,677,329, prepaid expenses and other current assets of $3,118,119 and accrued expenses and other labilities of $1,525,563.

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

Investing activities

Net cash used in investing activities was $132,026 for the year ended December 31, 2021, compared to $6,837,536 for the year ended December 31, 2020, with $0 and $42,368, respectively, related to discontinued operations.

For the year ended December 31, 2021, net cash used in investing activities consisted of $97,026 of fixed asset additions, and $35,000 paid to the buyer of MG Cleaners. For the year ended December 31, 2020, net cash used in investing activities consisted of $6,320,168 cash paid for the acquisition of 5J, $75,000 paid to the buyer of MG Cleaners, and $400,000 of net capital expenditures.

Financing activities

Net cash provided by financing activities was $8,445,260 for the year ended December 31, 2021, compared to $11,759,723 for the year ended December 31, 2020, including $226,932 of cash used in and $484,235 of cash provided, respectively, related to discontinued operations.

For the year ended December 31, 2021, net cash provided by financing activities consisted of net proceeds from secured line of credit of $5,326,060, net proceeds from notes payable of $15,064,003 and proceeds from convertible notes payable of $3,906,079, partially offset by payments on notes payable of $15,553,327, payment on convertible notes payable of $50,000 and payment of deferred finance costs of $20,623.

For the year ended December 31, 2020, net cash provided by financing activities consisted of net proceeds from secured line of credit of $4,156,238, net proceeds from notes payable of $5,584,048 and proceeds from convertible notes payable of $3,144,295, partially offset by payments on notes payable of $1,385,535 and payment of deferred finance costs of $223,558.

Our cash flows from operations are primarily funded through our financing activities, including our accounts receivable line of credit facility, notes and loans, stock sales, issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize lines of credit, borrowings and stock sales to sufficiently sustain our current level of operations for the next 12 months. At present, we believe the industry and general domestic economic activity is still partially depressed given the current perceived in progress economic recovery of the COVID-19 pandemic and recent rebound and growth in current commodity prices. We likely will require additional capital to maintain or expand operations. Additionally, we believe any material acquisition of another operating company would require additional outside capital consisting of debt or equity. Failure to secure additional funds could significantly hamper our ongoing operations particularly if a down cycle in our industry continues further. As the business cycle improves, and the pandemic dissipates in the markets we serve, we plan to improve our cash flows provided in operating activities by focusing on increasing sales by increasing utilization of the assets we have acquired and offering higher value services that receive higher gross margins. However, there can be no assurances given of industry improvement, pandemic relief or improved cash flows of our business.

Historically, we have funded our capital expenditures internally through cash flow, leasing and financing arrangements. We intend to continue to fund future capital expenditures through cash flow, as well as through capital available to us pursuant to our line of credit, capital from the sale of our debt and equity securities and through commercial leasing and financing programs.

On June 19, 2019, each of MG Cleaners LLC (“MG”), Trinity Services LLC (“Trinity”) and Jake Oilfield Solutions LLC (“Jake”), each of which were wholly owned subsidiary of the Company, entered into separate revolving accounts receivable financing facilities (collectively the “Catalyst AR Facility”) with Catalyst Finance L.P. (“Catalyst”). The Catalyst AR Facility was funded on June 27, 2019. The new Catalyst AR Facility with Catalyst was used to pay off the Crestmark facility in full. The Catalyst AR Facility provides for the Company, through MG, Trinity and Jake, to have access to up to 90% of the net amount of eligible receivables (as defined in the financing agreement). The Catalyst AR Facility is paid for by the assignment of the accounts receivable of each of MG, Trinity and Jake to Catalyst and was secured by all instruments and proceeds related thereto. The Catalyst AR Facility had an interest rate of 2.25% in excess of the prime rate reported by the Wall Street Journal per annum, plus a financing fee equal to 0.20% of the receivable balance every 15 days, with a maximum cumulative rate of 1.6%.  There were no origination fees, monitoring or early termination fees. The Catalyst AR Facility could be terminated by the Company with thirty days written notice. The Company was a guarantor of the financing facility and our subsidiaries as borrowers have cross-collateralized their accounts receivable with this facility.

On June 27, 2019, an accounts receivable financing company funded a total of $1,317,304 pursuant to an accounts receivable facility. Of the amounts funded $500,000 was paid directly to the seller of Trinity, $43,219 was used to pay off notes payable of MG Cleaners, $714,239 was used to pay off the Crestmark liability and the remaining $59,846 was deposited to the Company’s bank account.

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

On September 7, 2021, 5J Trucking, 5J Oilfield, 5J Transportation, 5J Brokerage and 5J Specialized LLC (the “5J Entities”) entered into a loan agreement (“Loan Agreement”) and security agreement (“Security Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the total amount of $12,740,000. Pursuant to the terms of the Loan Agreement, the 5J Entities will pay interest only on a monthly basis through October 1, 2022 and principal and interest thereafter over the remaining term through September 7, 2026. The Note bears interest at a rate of 12.0% per annum and may be prepaid early at any time without penalty. The 5J Entities will also pay an annual collateral management fee to Amerisource in the amount of 0.40% of the total loan amount payable at the closing and each anniversary during the term of the note. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

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

The proceeds from the issuance of the Note were used to pay down the outstanding balance owed to Utica pursuant to a Second Forbearance Agreement entered into by and between 5J Trucking and 5J Oilfield with Utica on September 7, 2021 (“Forbearance Agreement. The Utica agreement was paid in full through the Amerisource Loan Agreement in November 2021.

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

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 90% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Entities and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Entities with 60 days written notice. There is an early termination fee equal to two percent (2.0%) of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0%) of the then maximum account limit if there twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing.

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

During the year ended December 31, 2021, we sold an aggregate of $5,287,740 principal amount of convertible promissory notes and issued 7,931,612 shares of restricted common stock in connection therewith. During the year ended

December 31, 2020, we sold an aggregate of $2,019,000 principal amount of convertible promissory notes and issued 3,028,500 shares of restricted common stock in connection therewith.

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

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer has concluded that, at December 31, 2021, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our Acting Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Acting Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Acting Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. The lack of separation of duties between the Acting Chief Executive Officer and the Chief Financial Officer, being the same person and the lack of a formal review process including multiple levels of review provided two material weaknesses in the effectiveness of our controls.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the Company’s internal controls over financial reporting by our registered public accounting firm.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following table sets forth the names of our Executive Officers and Directors as of the date of this Annual Report. Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Matthew C. Flemming	53	Interim Chief Executive Officer, Interim Chief Financial Officer, Chief Business Development Officer and Chairman
Steven H. Madden	53	Chief Transition Officer and Director
Joseph Page	55	Director
Brady Crosswell	53	Director
Todd Riedel	56	Director
James E. Frye	64	Director
Newton Dorsett	66	Director

Mr. Madden has served as our Chief Transition Officer since August 2021 and as a member of our board of directors since November 2021. Mr. Madden has assembled and grown a portfolio of companies over the past 30 years and serve as Chairman and CEO of Apex Heritage Group. Mr. Madden and his management teams have globally built, acquired, merged, and sold businesses, real estate and investments in and around the industrial, automotive, aerospace and energy industries. His experience and expertise include manufacturing, engineering, distribution, service companies and top-grading management teams. Mr. Madden has also served on a variety of non-profit boards in the role of Chairman, President, Long Range Planning Chair and Educational Chair for organizations including international commerce and industry associations, recreational clubs, youth sports associations, continuing educational groups, churches, and Vanderbilt University. Mr. Madden graduated from Vanderbilt University with a B.S. in 1991 and also attended the University of Innsbruck, Austria.

Mr. Flemming has served as our Interim Chief Executive Officer and Interim Chief Financial Officer since April 14, 2022 and as our Chief Business Development Officer since December 2020. Mr. Flemming previously served as our Chief Executive Officer from September 2017 through December 2020 and continues to serve as the Chairman of the Board of Directors. Prior thereto, Mr. Flemming was the Chief Executive Officer of MG Cleaners from June 2017 until September 2017. Previous to that, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. HII Technologies was a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. During his tenure at HII, the Company acquired three frac water management companies and started up two other operating subsidiaries driving monthly revenues from nil in August 2012 building to $4.2 million per month by December 2014. In 2015, HII experience and industry down-turn and ultimately entered into a plan of reorganization under Chapter 11 subsequent to Mr. Flemming’s employment.

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

Mr. Page was appointed to serve as a member of our board of directors on August 13, 2020. Since 2016, Mr. Page has been the Chief Administrative Officer, EVP & General Counsel of Amerisource Capital, a US-based financial lending and equity capital company. Since 2014, Mr. Page has been Of Counsel to the law firm of Selman, Munson & Lerner. Mr. Page previously served as CEO and serves as a Director of Venntis Technologies, a technology company focused on lighting and touch integration solutions for the horticultural, appliance and auto industries, since 2014. Mr. Page also served as CAO, interim CEO and a Director of Synagro Technologies, a private equity backed waste-to-energy company from 2009-2014. Mr. Page also sits on the non-profit boards of HiSPrint Ministries, Tres Dias and Ft. Bend Texans Sports associations. Mr. Page graduated from The University of Texas with a BS in Molecular Biology. Mr. Page received his Doctorate of Jurisprudence in 1994 from South Texas College of Law.

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

Mr. Riedel was appointed to serve as a member of the Company’s board of directors on October 20, 2020. Mr. Riedel serves as the President of Apex Capital Investments for the Apex Heritage Group. He is responsible for The Apex Heritage Group’s Business Investments, Mergers & Acquisitions, Real Estate Investments & Activities, Deal Sourcing, Debt/Equity Financing, Capital Fundraising, Apex Strategic Planning, and various Philanthropic and Community Projects. Apex Heritage Group is a private firm that invests and manages small-to-mid-sized companies and real estate ventures located in the Southern US region and abroad. Apex focuses on identifying and growing entrepreneurial industrial manufacturing and services companies and diversifying overall investment holdings. Mr. Riedel has been with the Apex Heritage Group since 2012 and prior to his position with Apex Heritage Group, he was involved in several investment and leadership roles related to commercial development, family office, and the healthcare industry. Additionally, Mr. Riedel has been involved and served on numerous non-profit and for-profit boards for more than 25 years.

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

Mr. Dorsett was appointed to serve as a member of the Company’s board of directors on November 8, 2021. Mr. Dorsett has over 40 years of experience in the oil and gas industry as an operator, investor and mineral owner. Additionally, Mr. Dorsett has significant experience in various other industries including real estate, oil & gas services, solar and wind energy investments. Mr. Dorsett has been the President and managing member of LouTex Production Company since September 1990. As an entrepreneur and business person, Mr. Dorsett founded Marshall Properties, Inc., LouTex, Trinity Services LLC, Diamond Drilling and various other start-ups past and present. Mr. Dorsett is the proprietor of The Remington Suite Hotel and Spa located in Shreveport, Louisiana. Mr. Dorsett owns and operates extensive farming operations in Southwest Arkansas. Mr. Dorsett has several philanthropic interests serving on Boards, past and present, of

Shreveport’s Downtown Development Authority, Christus Highland Foundation, Biomedical Research Foundation, Shreveport/Bossier Rescue Mission. He also served 25 years on the Harrison County Texas Soil & Water Conservation Board. Mr. Dorsett also currently serves on the Louisiana Public Broadcasting Board and is currently President-elect. Mr. Dorsett received a Bachelors of Business Administration and Bachelor of Fine Arts from Southern Methodist University in 1978. He additionally attended Centenary College Executive MBA Program in 1987.

On April 14, 2022, Allen R. Parrott resigned as our Chief Financial Officer. Mr. Parrott’s resignation was not the result of any disagreement related to the operations, policies or practices of the Company.

Director Independence and Qualifications

The Board of Directors has determined that each of Messrs. Page, Crosswell and Riedel qualify as an “independent director.” Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship with the Company that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be independent if:

•the Director is, or at any time during the past three years was, an employee of the Company,

•

the Director or a family member of the Director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service),

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

Board Composition

Our certificate of incorporation, as amended, and bylaws provide that the authorized number of Directors may be changed only by resolution of the Board. We currently have seven Directors with each Director serving a one-year term which will expire at our next annual meeting of stockholders. At each annual meeting of stockholders, the successors to the current Directors will be elected to serve until the next annual meeting following the election.

Board Committees

We have not appointed any of the members of our board of directors to any of our board committees. Our entire Board currently performs the functions of each of the Audit Committee, Nominating and Governance Committee and the Compensation Committee. Each of the Audit Committee, Nominating and Governance Committee, and a Compensation Committee, are described below. All standing committees operate under charters that have been approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee can be found on our Internet site www.SMGIndustries.com

Audit Committee.  At such time as we appoint members to our Audit Committee, our Audit Committee will oversee our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements. For this purpose the Audit Committee has a charter (which is reviewed periodically) and is designed to perform several functions.

The Audit Committee’s primary functions will be to:

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

Compensation Committee. At such time as we appoint members of our board of directors to the Compensation Committee, the Compensation Committee primary functions will be to:

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

Our Nominating and Governance Committee’s primary functions will be to:

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

The Nominating and Governance Committee will consider properly and timely submitted Director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to 20475 State Hwy 249, Suite 450, Houston, Texas 77070 Attn: President. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a Director should accompany any such recommendation.

Board Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. Currently, Matthew Flemming serves as Chairman of the Board, Interim Chief Executive Officer, Interim Chief Financial Officer and Chief Business Development Officer. Our Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company and other relevant factors. After considering these factors, our Board has determined that the role of Interim Chief Executive Officer, Interim Chief Financial Officer, Chief Business Development Officer and Chairman of the Board, is an appropriate Board leadership structure for our company at this time.

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

Corporate Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics which is reviewed annually. The text of our Code of Conduct and Ethics, which applies to our officers and each member of our Board, is posted in the “Corporate Governance” section of our website, www.SMGIndustries.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website, www.SMGIndustries.com. A copy of our Code of Conduct and Ethics is also available in print; free of charge, upon written request to 20475 State Hwy 249, Suite 450, Houston, Texas 77070, Attn: President.

Executive Compensation

On August 24, 2021, the Company’s board of directors appointed Mr. Parrott to serve as the Chief Financial Officer of the Company. We are not a party to an employment agreement with Mr. Parrott. Through December 31, 2021, Mr. Parrott’s salary was $225,000 per annum and included customary company benefits. Commencing on January 1, 2022, Mr. Parrott compensation has been revised to $3,000 per week for his services.

From December 2020 to August 2021, Mr. Martini served as our Chief Executive Officer, however, we were not party to an employment agreement with Mr. Martini. Instead, APEX Heritage Group, Inc. (“Apex”) contracted directly with Mr. Martini for such management services, and is routinely compensated in turn via the provision of debt and/or equity instruments under the terms of an interim management services agreement, among other arrangements. During 2020, Apex was reimbursed via convertible debt valued at $225,000, which was in part compensation for such employment.

On October 1, 2017, we entered into an employment agreement with Mr. Flemming, formerly our Chief Executive Officer. Pursuant to the terms of the agreement, Mr. Flemming is paid an annual salary of $180,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years, with automatic three month extensions after the first term. In addition to Mr. Flemming’s base salary, Mr. Flemming is entitled to bonuses at the discretion of the Compensation Committee of the Board of Directors. February 27, 2020, the Board agreed to pay Mr. Flemming $5,000 per month in exchange for providing a personal guarantee in connection with the $11.8 million Utica master lease, the $10 million Amerisource accounts receivable revolving line of credit financing transactions, the approximately $600,000 Volvo Financial truck note payments, the $1.6 million Equify Financial trailer note and the $200,000 Red River Bank term note. Where payments shall be made until the termination of Mr. Flemming’s personal guarantees. Mr. Flemming waived this guarantee fee through December 31, 2020. In December 2020, Mr. Flemming agreed to a voluntary temporary salary reduction to an annual rate of $144,000 which is still his present rate as of the date of this report.

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2021, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

Newton Dorsett, who received 2,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share in connection with the sale of Trinity Services to us also owns or has control over Dorsett Properties LLC, an entity that is the lessor to a lease with the Company. The lease was for $2,000 per month from July 1, 2019 until June 1, 2024. The lease was terminated May 30, 2021. The 2,000 shares of Series A non-redeemable convertible preferred stock of the Company matured on July 20, 2021 and is convertible at a fixed price of $0.50 per share. The Company issued 4,443,292 restricted common shares to the holder and family members in October 2021.

On October 4, 2021, Newton Dorsett was issued a $77,592 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 116,388 shares of the Company’s restricted common stock in connection with this convertible note investment.

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and received 6,000 shares of Series B Convertible Preferred Stock in connection with the sale of 5J to us, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. On December 31, 2020, the Company entered into an agreement whereby James Frye returned all of his Series B Convertible Preferred Stock to the Company for no consideration and forgave all accumulated dividends. There is no Series B preferred outstanding today. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the year ended December 31, 2021, we purchased $655,760 in rental services and have charged the crane company $99,799 that are included in our revenues.

On September 1, 2021, James Frye was issued a $176,000 secured convertible note in exchange for cash proceeds, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. Mr. Frye also received 264,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On October 29, 2021, James Frye was issued a $212,000 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 318,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On October 30, 2021 James Frye was issued a $232,709 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 349,064 shares of the Company’s restricted common stock in connection with this convertible note investment.

During the year ended December 31, 2021, the Company and Steven Madden entered into a total of $3,939,439 of convertible promissory notes in exchange for cash proceeds of $3,080,000 and paid in kind services of $859,439. The convertible notes mature two years from issuance, are convertible at $0.10 per share, and bear interest at 10% per annum. Apex Heritage received a total of 5,909,160 shares of common stock related to these agreements.

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

Director Independence

Our Board of Directors has determined that Messrs. Page, Crosswell and Riedel are “independent” as defined under the standards set forth in Rule 5605 of the NASDAQ Stock Market Rules. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions.”

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

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2021 and 2020 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2021 and 2020 (collectively, the “named executive officers”):

						Non-equity	Non-qualified
						incentive	deferred
				Stock	Option	plan	compensation	All other
Name and principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jeffrey Martini
Chief Executive Officer and Chief Financial Officer*	2021	215,000	—	—	—	—	—	—	215,000
*through August 2021	2020	118,760							118,760

Matthew Flemming(1)(2)	2021	146,401	5,000	—	—	—	—		151,401
Chief Business Development Officer, Interim Chief Executive Officer and Interim Chief Financial Officer	2020	180,000		—	—	—	—	1,685	181,685

Stephen Christian		—	—	—	—	—	—	—	—
Former Executive Vice President and Secretary and President of MG Cleaners	2020	195,113	—	—	—	—	—	—	195,113

(1)Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. All options vest at the date of grant and are exercisable at the market value at the date of grant. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included herein.

(2)In March 2020, the Company paid the annual personal life insurance premium for Mr. Flemming.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board.

Director Compensation

Director Compensation Table

During the year ended December 31, 2021, none of our non-executive independent directors received compensation for their Board service.

Cash Compensation of Directors

Members of our Board of Directors do not currently receive cash compensation for their services, however, the Board may in the future determine to compensate it members through the payment of cash compensation. We reimburse our non-employee directors for out-of-pocket expenses for attending such meeting.

Equity Compensation of Directors

Our independent directors are eligible to participate in our 2018 Stock Option Plan. During 2021, no members of our Board of Directors received any cash or equity consideration for their services.

Outstanding Equity Awards at 2021 Year End

Other than 1,000,000 options to purchase shares of our common stock held by Mr. Flemming, there are no outstanding unexercised options, unvested stock and equity incentive plan awards held by any of our executive officers as of December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2022, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially five percent (5%) or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of April 13, 2022, there were 35,124,930 shares of our common stock issued and outstanding. Except as otherwise listed below, the address of each person is 20475 State Hwy 249, Suite 450, Houston Texas 77070.

	Amount of Beneficial
	Ownership of Common	Percent of Common
Name	Stock (1)	Stock

George Gilman (7)	3,037,630	8.4%
Dane Stewart (8)	4,025,000	10.4%
Richard Fallin (9)	11,500,000	25.5%

Directors and Executive Officers:
Matthew Flemming (2)	1,600,000	7.7%
Steven Madden (3)	56,868,507	67.8%
Newton Dorsett (4)	1,500,084	4.2%
Joseph Page	—	—
Brady Crosswell (5)	5,200,000	13.3%
Todd Riedel	0	0
James E. Frye (6)	10,214,263	23.3%
All Directors and Executive Officers as a group (7 persons) (1)-(6)	75,382,854	76.6%

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

(3)

Includes: (i) 45,144,390 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Madden, (ii) 1,299,000 shares of common stock and 3,660,000 shares of common stock issuable upon the conversion of a convertible promissory note held by Apex Heritage Investments, LLC, of which Mr. Madden has sole voting and investment control over the shares, and (iii) 375,000 shares held by Madden Heritage Foundation, of which Mr. Madden has sole voting and investment control over the shares. The business address of Steven H. Madden is 9821 Katy Freeway #880, Houston, Texas 77024.

(4)

Includes 775,920 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Dorsett. The address for Mr. Dorsett is 220 Travis Street, 5th Floor, Shreveport, LA 71101.

(5)

Includes 4,000,000 shares of common stock issuable upon the conversion of convertible promissory notes held by Grey Fox Investments LLC, of which Mr. Crosswell is the sole member and manager and which he has sole voting and investment control over the shares. The business address of Grey Fox Investments LLC is 902 Wild Valley Road, Houston, Texas 77057.

(6)	Includes 8,707,090 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Frye.
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

(8)

Includes: (i) 300,000 shares of common stock and 2,000,000 shares of common stock issuable upon the conversion of a convertible promissory note held by Stewart Investment Partners Ltd. of which Mr. Stewart is the managing partner and has sole voting and investment control over the shares, and (ii) 225,000 shares of common stock and 1,500,000 shares of common stock issuable upon the conversion of a convertible promissory note held by Whitewing Investment Partners I, Ltd., of which Mr. Stewart is the managing partner and has sole voting and investment control over the shares. The business address for Mr. Stewart is 7500 San Felipe, Suite 1060, Houston, Texas 77063.

(9)	Includes 3,500,000 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Fallin. The address for Mr. Fallin is 9545 Katy Freeway, Houston, Texas 77024.

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

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2021.

	Number of		Number of
	securities to		securities
	be issued		remaining
	upon		available
	exercise of		for
	outstanding		future issuance
	options		under equity
	and	Weighted-average exercise	compensation
Plan Category	rights	price of outstanding options	plans
Equity compensation plans approved by security holders
2008 Long-Term Incentive Compensation Plan	590,000	$0.47	0
2018 Stock Option Plan*	50,000	0.79
Total	640,000	$0.50

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

Administration of the Plan. The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the “Administrator”). The Board of Directors shall appoint and remove members of the Compensation Committee in its discretion in accordance with applicable laws. In compliance with Rule 16b-3 under the Exchange Act and Section 162(m) of the Internal Revenue Code (the “Code”), the Compensation Committee shall, in the Board of Director’s discretion, be comprised solely of “non-employee directors” within the meaning of said Rule 16b-3 and “outside directors” within the meaning of Section 162(m) of the Code. Notwithstanding the foregoing, the Administrator may delegate non-discretionary administrative duties to such employees of the Company as it deems proper and the Board of Directors, in its absolute discretion, may at any time and from time to time exercise any and all rights and duties of the Administrator under the Plan.

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

Termination of Employment. If for any reason other than death or permanent and total disability, an optionee ceases to be employed by the Company or any of its Affiliates (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination, or such other period of not less than thirty days after the date of such Termination as is specified in the Option Agreement or by amendment thereof (but in no event after the expiration date of the option (the “Expiration Date”)); provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Exchange Act, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the Expiration

Date). If an optionee dies or becomes permanently and totally disabled (within the meaning of Section 22(e)(3) of the Code) while employed by the Company or an Affiliate or within the period that the option remains exercisable after Termination, options then held (to the extent then exercisable) may be exercised, in whole or in part, by the optionee, by the optionee’s personal representative or by the person to whom the option is transferred by devise or the laws of descent and distribution, at any time within twelve months after the death or twelve months after the permanent and total disability of the optionee or any longer period specified in the Option Agreement or by amendment thereof (but in no event after the Expiration Date). “Employment” includes service as a Director or as a Consultant. For purposes of the Plan, an optionee’s employment shall not be deemed to terminate by reason of sick leave, military leave or other leave of absence approved by the Administrator, if the period of any such leave does not exceed 90 days or, if longer, if the optionee’s right to reemployment by the Company or any Affiliate is guaranteed either contractually or by statute.

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

The following is a description of the transactions we have engaged in since January 1, 2021, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On September 7, 2021, 5J Trucking, 5J Oilfield, 5J Transportation, 5J Brokerage and 5J Specialized LLC (the “5J Entities”) entered into a loan agreement (“Loan Agreement”) and security agreement (“Security Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the total amount of $12,740,000. Pursuant to the terms of the Loan Agreement, the 5J Entities will pay interest only on a monthly basis through October 1, 2022 and principal and interest thereafter over the remaining term through September 7, 2026. The Note bears interest at a rate of 12.0% per annum and may be prepaid early at any time without penalty. The 5J Entities will also pay an annual collateral management fee to Amerisource in the amount of 0.40% of the total loan amount payable at the closing and each anniversary during the term of the note. Joseph Page, a board member of the Company, serves as Chief Administrative Officer and General Counsel at Amerisource.

Newton Dorsett, who received 2,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share in connection with the sale of Trinity Services to us also owns or has control over Dorsett Properties LLC, an entity that is the lessor to a lease with the Company. The lease was for $2,000 per month from July 1, 2019 until June 1, 2024. The lease was terminated May 30, 2021. The 2,000 shares of Series A non-redeemable convertible preferred stock of the Company matured on July 20, 2021 and is convertible at a fixed price of $0.50 per share. The Company issued 4,443,292 restricted common shares to the holder and family members in October 2021.

On October 4, 2021, Newton Dorsett was issued a $77,592 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 116,388 shares of the Company’s restricted common stock in connection with this convertible note investment.

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and received 6,000 shares of Series B Convertible Preferred Stock in connection with the sale of 5J to us, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. On December 31, 2020, the Company entered into an agreement whereby James Frye returned all of his Series B Convertible Preferred Stock to the Company for no consideration and forgave all accumulated dividends. There is no Series B preferred outstanding today. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the year ended December 31, 2021, we purchased $655,760 in rental services and have charged the crane company $99,799 that are included in our revenues.

On September 1, 2021, James Frye was issued a $176,000 secured convertible note in exchange for cash proceeds, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. Mr. Frye also received 264,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On October 29, 2021, James Frye was issued a $212,000 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 318,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On October 30, 2021 James Frye was issued a $232,709 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 349,064 shares of the Company’s restricted common stock in connection with this convertible note investment.

During the year ended December 31, 2021, the Company and Steven Madden entered into a total of $3,939,439 of convertible promissory notes in exchange for cash proceeds of $3,080,000 and paid in kind services of $859,439. The convertible notes maturity two years from issuance, are convertible at $0.10 per share, and bear interest at 10% per annum. Apex Heritage received a total of 5,909,160 shares of common stock related to these agreements.

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

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2021	2020
Audit Fees (1):	$174,000	$105,650
Tax Fees (2):	—	—
All Other Fees:	—	—

Total	$174,000	$105,650

(1)Audit fees include fees for professional services by Malone in 2021 and 2020 rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

(2)Tax fees include fees for tax services, including tax compliance.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this Report

(1)Financial Statements:

(2)Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)Exhibits:

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

3.7***	Certificate of Amendment of the Certificate of Incorporation of SMG Industries Inc. dated October 20, 2020.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.2	Specimen Common Stock Certificate Incorporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Form S-1 filed on June 4, 2010).

10.1	Form of Unit Option Purchase Agreement (incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Company’s Form S-1 filed on March 10, 2011).

10.2	2008 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 filed on April 7, 2010).

10.3***	Consulting Services Agreement between the Company and Nano-Cap Advisor, LLC as amended on March 28, 2017.

10.4***	Consulting Services Agreement between the Company and Brack Advisors LLC as amended on March 28, 2017.

10.5	2018 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

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

10.21***

Loan agreement entered into by and among Amerisource Funding Inc. and each of 5J Trucking LLC, 5J Oilfield Services LLC, 5J Transportation LLC, 5J Brokerage LLC and 5J Specialized LLC dated September 7, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on September 13, 2021).

10.22***

Security agreement entered into by and among Amerisource Funding Inc. and each of 5J Trucking LLC, 5J Oilfield Services LLC, 5J Transportation LLC, 5J Brokerage LLC and 5J Specialized LLC dated September 7, 2021(incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed on September 13, 2021).

10.23***

Pledge agreement entered into by and between Amerisource Funding Inc. and SMG Industries Inc. dated September 7, 2021(incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed on September 13, 2021).

10.24***

Guaranty agreement entered into by and between Amerisource Funding Inc. and SMG Industries Inc. dated September 7, 2021(incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K filed on September 13, 2021).

10.25***

Amendment Number One to That Certain Loan Agreement dated September 7, 2021 entered into by and between AMERISOURCE FUNDING INC., a Texas corporation (“Lender”) and 5J TRUCKING, LLC, a Texas limited liability company, and 5J OILFIELD SERVICES, LLC, a Texas limited liability company, and 5J SPECIALIZED LLC, a Texas limited liability company, and 5J TRANSPORTATION, LLC, a Texas limited liability company, and 5J Logistics, LLC, a Texas limited liability company dated March 15, 2022 (incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K filed on March 21, 2022).

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

SMG INDUSTRIES INC.

Date: April 15, 2022	By:	/s/ Matthew C. Flemming
Matthew C. Flemming
Interim Chief Executive Officer, Interim Chief Financial Officer and Chief Business Development Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Matthew C. Flemming	Interim Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board and Chief Business Development Officer	April 15, 2022
Matthew C. Flemming

/s/ Steven H. Madden	Chief Transition Officer and Director	April 15, 2022
Steven H. Madden

/s/ Joseph Page	Director	April 15, 2022
Joseph Page

/s/ Brady Crosswell	Director	April 15, 2022
Brady Crosswell

/s/ Todd Reidel	Director	April 15, 2022
Todd Reidel

/s/ James E. Frye	Director	April 15, 2022
James E. Frye

/s/ Newton Dorsett	Director	April 15, 2022
Newton Dorsett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SMG Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMG Industries, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit(s) also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Houston, Texas

April 15, 2022

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$257,768	$263,814
Restricted cash	858,408	715,274
Accounts receivable, net of allowance for doubtful accounts of $1,041,387 and $691,098 as of December 31, 2021 and 2020, respectively	11,703,347	4,920,967
Prepaid expenses and other current assets	2,162,238	1,409,996
Current assets of discontinued operations	17,446	437,787

Total current assets	14,999,207	7,747,838

Property and equipment, net of accumulated depreciation of $11,262,193 and $5,991,572 as of December 31, 2021 and 2020, respectively	10,463,352	16,337,914
Right of use assets - operating lease	3,312,710	1,270,989
Other assets	448,887	499,707
Other assets of discontinued operations, net	1,500	1,568,700

Total assets	$29,225,656	$27,425,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,958,515	$2,906,936
Accounts payable – related party	94,602	205,444
Accrued expenses and other liabilities	4,055,113	2,637,207
Current portion of right of use liabilities - operating leases	816,671	575,517
Deferred revenue	—	30,000
Secured line of credit	9,468,759	4,046,256
Current portion of unsecured notes payable	1,168,420	2,187,436
Current portion of secured notes payable, net	3,527,960	4,010,627
Current portion of convertible note, net	1,616,672	50,000
Current liabilities of discontinued operations	588,283	2,243,037

Total current liabilities	25,294,995	18,892,460

Long term liabilities:
Convertible note payable, net	2,620,145	2,417,335
Notes payable - unsecured, net of current portion	—	1,040,223
Notes payable - secured, net of current portion	14,535,751	14,038,409
Right of use liabilities - operating leases, net of current portion	2,545,950	846,212
Long term liabilities of discontinued operations	381,746	1,008,362

Total liabilities	45,378,587	38,243,001

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; none and 2,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	2
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock - $0.001 par value; 250,000,000 shares authorized; 33,731,162 and 19,446,258 shares issued and outstanding at December 31, 2021 and 2020, respectively	33,732	19,447
Additional paid in capital	16,845,873	10,978,254
Accumulated deficit	(33,032,536)	(21,815,556)

Total stockholders’ deficit	(16,152,931)	(10,817,853)

Total liabilities and stockholders’ deficit	$29,225,656	$27,425,148

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

REVENUES	$52,113,827	$26,665,719

COST OF REVENUES	52,714,418	29,477,208

GROSS LOSS	(600,591)	(2,811,489)

OPERATING EXPENSES:
Selling, general and administrative	8,375,682	5,267,186
Impairment expense	—	1,084,671
Acquisition costs	2,000	1,485,829

Total operating expenses	8,377,682	7,837,686

LOSS FROM OPERATIONS	(8,978,273)	(10,649,175)

OTHER INCOME (EXPENSE)
Interest expense, net	(7,618,889)	(3,801,020)
Other income	46,620	74,587
Other expense	—	(30,000)
Loss on settlement of notes payable	(807)	(14,204)
Gain on sale of assets	43,624	220,315
Gain on PPP loan forgiveness	5,023,089	94,339
Total other expense	(2,506,363)	(3,455,983)

NET LOSS FROM CONTINUING OPERATIONS	(11,484,636)	(14,105,158)
Gain on disposal of discontinued operations	—	572,741
Income (loss) from discontinued operations	342,656	(2,336,573)
NET LOSS	(11,141,980)	(15,868,990)
Preferred stock dividends	(75,000)	(254,041)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,216,980)	$(16,123,031)

Net loss per common share
Continuing operations	$(0.50)	$(0.80)
Discontinued operations	$0.01	$(0.10)
Net loss attributable to common shareholders	$(0.49)	$(0.90)

Weighted average common shares outstanding
Basic	23,316,751	17,860,452
Diluted	23,316,751	17,860,452

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2021 and 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2019	2,000	$2	—	$—	14,881,372	$14,881	$4,756,194	$(5,692,525)	$(921,448)

Shares issued for acquisition of 5J Entities	—	—	6,000	6	—	—	4,379,994	—	4,380,000
Shares issued for deferred financing cost	—	—	—	—	2,498,736	2,499	417,289	—	419,788
Share based compensation	—	—	—	—	—	—	66,566	—	66,566
Warrant issued for notes payable - debt discount	—	—	—	—	—	—	59,439	—	59,439
Shares issued to settle liabilities	—	—	—	—	445,926	446	65,554	—	66,000
Shares issued with debt and beneficial conversion feature on convertible notes payable	—	—	—	—	3,028,500	3,029	1,054,681	—	1,057,710
Preferred stock dividends	—	—	—	—	—	—	—	(254,041)	(254,041)
Returned shares of MG Cleaners LLC	—	—	—	—	(1,408,276)	(1,408)	1,408	—	—
Cancellation of Series B preferred stock and accrued dividends	—	—	(6,000)	(6)	—	—	177,129	—	177,123
Net loss	—	—	—	—	—	—	—	(15,868,990)	(15,868,990)
Balances at December 31, 2020	2,000	2	—	—	19,446,258	19,447	10,978,254	(21,815,556)	(10,817,853)

Share based compensation	—	—	—	—	—	—	67,460	—	67,460
Shares issued for deferred financing cost	—	—	—	—	1,125,000	1,125	336,375	—	337,500
Shares issued with debt and beneficial conversion feature on convertible notes payable	—	—	—	—	7,931,612	7,932	5,130,138	—	5,138,070
Shares issued to settle note payable	—	—	—	—	375,000	375	74,250	—	74,625
Shares issued to settle accounts payable	—	—	—	—	410,000	410	81,180	—	81,590
Series A Convertible Preferred Stock converted into common shares	(2,000)	(2)	—	—	4,443,292	4,443	178,216	—	182,657
Preferred stock dividends	—	—	—	—	—	—	—	(75,000)	(75,000)
Net loss	—	—	—	—	—	—	—	(11,141,980)	(11,141,980)

Balances at December 31, 2021	—	$—	—	$—	33,731,162	$33,732	$16,845,873	$(33,032,536)	$(16,152,931)

The accompanying notes are an integral part of these consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(11,484,636)	$(14,105,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	67,460	66,566
Depreciation and amortization	5,398,529	4,901,689
Amortization of deferred financing costs	2,208,291	609,396
Amortization of right of use assets - operating leases	436,787	286,790
Impairment expense	—	1,084,671
Bad debt expense	454,990	474,708
Loss on settlement of liabilities	41,397	21,407
Gain on disposal of assets	(43,624)	(220,315)
Gain extinguishment of debt	(5,022,102)	(94,339)
Changes in:
Accounts receivable	(7,237,370)	2,782,038
Prepaid expenses and other current assets	3,118,119	558,182
Other assets	(241,940)	—
Accounts payable	2,677,329	(2,158,362)
Accounts payable – related party	(75,842)	130,444
Accrued expenses and other liabilities	1,525,563	2,067,828
Right of use operating lease liabilities	(537,616)	(136,050)
Deferred revenue	(30,000)	—
Net cash used in operating activities from continuing operations	(8,744,665)	(3,730,505)
Net cash provided by (used in) operating activities from discontinued operations	568,519	(242,162)
Net cash used in operating activities	(8,176,146)	(3,972,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of 5J Entities, net	—	(6,320,168)
Cash paid for disposition of MG Cleaners, LLC	(35,000)	(75,000)
Cash received from sale of property and equipment	—	4,200
Cash paid for purchase of property and equipment	(97,026)	(404,200)
Net cash used in investing activities from continuing operations	(132,026)	(6,795,168)
Net cash used in investing activities from discontinued operations	—	(42,368)
Net cash used in investing activities	(132,026)	(6,837,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	(20,623)	(223,558)
Proceeds from secured line of credit, net	5,326,060	4,156,238
Proceeds from notes payable	15,064,003	5,584,048
Payments on notes payable	(15,553,327)	(1,385,535)
Payments on convertible notes payable	(50,000)	—
Proceeds from convertible notes payable	3,906,079	3,144,295
Net cash provided by financing activities from continuing operations	8,672,192	11,275,488
Net cash provided by financing activities from discontinued operations	(226,932)	484,235
Net cash provided by financing activities	8,445,260	11,759,723

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	137,088	949,520

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	979,088	29,568

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,116,176	$979,088

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$5,534,279	$1,979,483

Noncash investing and financing activities
Right of use assets capitalized	$2,478,508	$—
Non-cash consideration paid for business acquisitions	$-	$4,380,000
Cancellation of Series B Convertible Preferred stock and accrued dividends	$-	$177,123
Non-cash consideration paid for increase in secured notes payable	$203,010	5,840,622
Non-cash consideration paid for prepaids from debt financing	$-	$331,065
Non-cash consideration increase in convertible notes payable	$-	$225,000
Debt discount from issuance of common stock warrants	$-	$59,439
Preferred stock dividend	$75,000	$254,041
Settlement of note payable and accrued interest with common stock issuance	$73,818	$—
Settlement of accounts payable with common stock issuance	$41,000	$66,000
Note receivable for property and equipment	$616,683	$—
Expenses paid by related party	$-	$69,516
Shares issued for deferred financing costs	$337,500	$419,788
Prepaid expenses financed with note payable	$3,253,678	$100,997
Equipment received in exchange for settlement of notes receivable	$-	$223,200
Note payable for property and equipment	$-	$1,353,500
Shares issued with debt and beneficial conversion feature on convertible notes payable	$5,138,070	$1,057,710
Series A Convertible Preferred Stock converted into common shares	$182,657	$—
Convertible notes payable issued to settle accounts payable and accrued expenses	$1,381,740	$—

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

SMG is headquartered in Houston, Texas with facilities in Odessa, Floresville, Henderson, Victoria and Palestine, Texas.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC and 5J Brokerage LLC (together referred to as “5J”), Momentum Water Transfer Services, LLC ("MWTS"), Jake Oilfield Solutions LLC ("Jake") and Trinity Services LLC ("Trinity"), all of which have a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Customer Concentration and Credit Risk

During the year ended December 31, 2021, no one customer accounted for more than 10% of our total gross revenues. During fiscal year 2020, one customer accounted for approximately 11% of our total gross revenues. No customer accounted for more than 10% of accounts receivable as of December 31, 2021 and one customer accounted for 10% of accounts receivable as of December 31, 2020.

No vendors exceeded 10%of accounts payable at December 31, 2021 and 2020.

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2021 and 2020, the allowance for bad debts was $1,041,387 and $691,098, respectively.

Inventory

Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or net realizable value, using the first in, first out method to determine the cost. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to net realized value, if lower. All inventory of the Company is held by MG and Trinity and is classified in the December 31, 2020 consolidated balances sheet as Current Assets of Discontinued Operations.

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

Intangible Assets, and Long-Lived Assets

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the years ended December 31, 2021 and 2020, the Company evaluated long lived assets for impairment and recorded impairment losses of $0 and $1,084,671, respectively.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2021 and 2020. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income (loss) from discontinued operations for the years ended December 31, 2021 and 2020. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

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

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts receivable, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments. The long-term debt approximate fair value since the related rates of interest approximate current market rates.

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

During the years ended December 31, 2021, the Company did not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis. During the years ended December 31, 2020, the Company recorded non-recurring fair value measurements related to the 5J acquisition. These fair value measurements were classified as Level 3 within the fair value hierarchy. See Note 9.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the year ended December 31, 2021, 1,575,000 of stock options, 1,763,335 of warrants and 79,467,400 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2020, 2,060,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 26,792,950 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the years ended December 31, 2021 and 2020, all potentially dilutive instruments were excluded as their effective would have been anti-dilutive.

Basic and Diluted Loss	December 31, 2021	December 31, 2020
Net loss from continuing operations	$(11,484,636)	$(14,105,158)
Net income (loss) from discontinued operations	342,656	(1,763,832)
Net loss	(11,141,980)	(15,868,990)
Preferred stock dividends	(75,000)	(254,041)
Net loss attributable to common shareholders	(11,216,980)	(16,123,031)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	23,316,751	17,860,452
Net dilutive stock options	—	—
Dilutive shares	23,316,751	17,860,452

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 9 for discussion of impairments of our assets held for sale that are included within assets and liabilities of discontinued operations on the consolidated balance sheets.

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

The fair value of each option granted during the year ended December 31, 2020 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table. There were no common stock option grants during the year ended December 31, 2021:

2020
Expected dividend yield	0%
Expected option term (years)	5
Expected volatility	223% - 244%
Risk-free interest rate	0.33% - 0.89%

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its negative working capital, and negative cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue (and improve cash flows from operations) in connection with its anticipated growth related to the Company’s February 2020 acquisition of 5J and its expanded revenue lines in heavy haul, super heavy haul, drilling rig mobilization, commodity freight, and brokerage services. The Company notes that loans obtained under the Paycheck Protection Program in 2020 and 2021 have been forgiven in accordance with the terms of the program. During the year ended December 31, 2021, a total of $5,023,089 in principal on PPP loans was forgiven in full. An additional $328,018 of principal related to PPP loans from discontinued operations were also forgiven during the year ended December 31, 2021.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment

Property and equipment at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020

Equipment	$7,768,597	$8,549,824
Trucks and Trailers	11,167,001	11,062,588
Downhole oil tools	659,873	659,873
Vehicles	1,538,528	1,550,335
Buildings	493,529	493,626
Furniture, fixtures and other	98,017	13,240

Property and equipment, gross	21,725,545	22,329,486

Less: accumulated depreciation	(11,262,193)	(5,991,572)

Property and equipment, net	$10,463,352	$16,337,914

Depreciation expense for the years ended December 31, 2021 and 2020 was $5,398,529 and $4,901,689, respectively.

During the years ended December 31, 2021 and 2020, the Company evaluated long lived assets for impairment and recorded impairment losses for continuing operations of $0 and $1,084,671, respectively, and $0 and $983,660 for discontinued operations, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of December 31, 2021 and 2020 included the following:

	December 31, 2021	December 31, 2020

Payroll and payroll taxes payable	$1,929,414	$754,183
Sales tax payable	2,291	1,627
State income tax payable	323,280	144,800
Property tax payable	97,210	—
Interest payable	482,950	839,240
Credit cards payable	—	31,422
Accrued operational expenses	1,006,343	664,710
Accrued general and administrative expenses	178,561	79,067
Accrued dividend	—	107,658
Other	35,064	14,500

Total Accrued Expenses	$4,055,113	$2,637,207

NOTE 6 – NOTES PAYABLE

Notes payable included the following as of December 31, 2021 and 2020:

v
	December 31,	December 31,
	2021	2020
Secured notes payable:

Secured note payable issued January 2, 2018, bearing interest of 6.29% per year. Note was paid off March 16, 2021.	$—	$22,293

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of MWTS, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,470	792,470

Secured note payable issued May 1, 2019 to a shareholder, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued June 17, 2019 to a shareholder, bearing interest of 10% per year, due June 30, 2020. Note is currently past due. If a default notice is received, the interest rate will be 14%.	80,000	80,000

Secured note payable issued December 12, 2019 to a shareholder, bearing interest of 12% per year, due June 3, 2020. During the year ended December 31, 2021, the note was paid in full.	—	25,000

Secured note payable issued July 26, 2019, bearing interest of 7% per year, due in monthly installments ending July 2020. Note is currently past due. If a default notice is received the interest rate will be 10%. On September 29, 2021 we entered into a settlement agreement for $50,000 in cash which was paid on September 29, 2021.	—	123,818

Secured note payable with a related party issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, due February 1, 2023.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	343,723	568,589

Secured note payable with a related party issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023.	545,050	1,012,237

Secured Master Lease Agreement refinanced substantially all of the 5J Entities equipment and a guarantee by an officer of the Company in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. The note matures on May 27, 2024. The effective interest rate on this agreement is approximately 18.7%. Effective September 10, 2021, the monthly payment is $208,000. The Company repaid a total of $5,381,005 and accrued interest of $1,018,995 through the new Amerisource term loan described below. Deferred financing costs associated with this agreement were $0 as of December 31, 2021.

	—	11,708,919

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	390,000	390,000

Secured promissory note issued on June 20, 2020. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. Unamortized deferred financing costs associated with this agreement were $287,560 as of December 31, 2021.	1,071,821	1,570,617

Secured promissory note with Amerisource, a related party, issued on September 7, 2021 in the amount of $6,400,000, bearing interest at 12%, maturing September 7, 2026. The Company is required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. An additional $6,340,000 was paid by Amerisource to Utica to settle the Utica promissory note in full in November 2021. Unamortized deferred financing costs associated with this agreement were $11,793 as of December 31, 2021.	12,740,000	—
	18,363,064	18,693,943
Less discounts and deferred finance costs	(299,353)	(644,907)
Less current maturities	(3,527,960)	(4,010,627)

Long term secured notes payable, net of current maturities and discounts	$14,535,751	$14,038,409

On February 27, 2020, the 5J Entities entered into a Master Lease Agreement with Utica Leaseco LLC ("Utica") pursuant to which Utica refinanced substantially all of the 5J Entities equipment in the aggregate amount of $11,950,000 which amount was financed based on 75% of the net forced liquidation value of the equipment. Pursuant to the terms of the Utica

Financing, the 5J Entities will pay a monthly fee to Utica for a period of 51 months, with a cash payment due at the end of the lease term in the amount of $831,880. The 5J Entities own all of the assets financed pursuant to the Utica Financing, subject to Utica's security interest in all of the equipment of the 5J Entities pursuant to the terms of the security agreement. Each of the Company and Matthew Flemming, its Interim CEO and Interim CFO, have entered into guaranty agreements with Utica, whereby they have guaranteed all of the obligations of the 5J Entities under the Utica Master Lease Agreement, pursuant to the guaranty.

On May 19, 2020 the Company entered into its first amendment to Lease Documents with Utica, whereby for a six month period effective April 27, 2020 the Company's payments were amended to $150,000 per month.

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

On June 17, 2020, our wholly-owned subsidiary, Momentum Water Transfer Services LLC, executed a note with the SBA for $90,000 in connection with the SBA's EIDL program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $439 are due monthly beginning twelve months from the date of the Note. The Note grants the SBA a general security interest in Momentum’s collateral and has no penalty of prepayment.

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

On August 30, 2020, SMG, executed a note with the SBA for $150,000 in connection with the SBA's EIDL program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $731 are due monthly beginning twelve months from the date of the note. The note grants the SBA a general security interest in SMG's collateral and has no penalty of prepayment.

On September 2, 2020, our wholly-owned subsidiary, 5J Trucking, LLC, executed a note with the SBA for $150,000 in connection with the SBA's EIDL program. The note has a thirty year term, an annual interest rate of 3.75% and payments of $731 are due monthly beginning twelve months from the date of the note. The note grants the SBA a general security interest in 5J Trucking, LLC's collateral and has no penalty of prepayment.

On March 9, 2021, the Company entered into a third amendment and surrender agreement with Utica requiring weekly payments of $23,750 until May 28, 2021. Upon the occurrence of an event of default under such amendment, and after the expiration of any cure period related to any such default, the surrender agreement entered into between the parties shall govern the surrender of the ownership and possession of the 5J equipment to Utica, or their designee, pursuant to the terms of the Lease agreement between the parties. The surrender agreement directs any third party in possession of any of such equipment to surrender the equipment in their possession to Utica and for Lessee to comply with any related paperwork requests to transfer ownership of the equipment to Utica. The surrender agreement shall terminate on the earlier to occur of: (i) June 25, 2021, or (ii) the occurrence of an event of default, that is not cured within any applicable cure period. From June 4, 2021 to June 25, 2021 the weekly payments shall increase to $112,000 per week, and thereafter commencing on July 27, 2021 the payments shall be $448,000 per month.

On June 10, 2021, the Company entered into a fourth amendment and surrender agreement with Utica requiring weekly payments of $60,000 until July 2, 2021. Upon the occurrence of an event of default under such amendment, and after the expiration of any cure period related to any such default, the surrender agreement entered into between the parties shall govern the surrender of the ownership and possession of the 5J equipment to Utica, or their designee, pursuant to the terms of the Lease agreement between the parties. The surrender agreement directs any third party in possession of any of such equipment to surrender the equipment in their possession to Utica and for Lessee to comply with any related paperwork requests to transfer ownership of the equipment to Utica. The surrender agreement shall terminate on the earlier to occur of: (i) June 25, 2021, or (ii) the occurrence of an event of default, that is not cured within any applicable cure period. From July 9, 2021, until August 27, 2021 the weekly payments shall increase to $104,654 per week, and thereafter commencing on August 27, 2021 the payments shall be between $418,616 and $523,270 per month through the maturity date.

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

On September 7, 2021, 5J Trucking, 5J Oilfield, 5J Transportation, 5J Brokerage and 5J Specialized LLC (the “5J Entities”) entered into a loan agreement (“Loan Agreement”) and security agreement (“Security Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the total amount of $12,740,000. Pursuant to the terms of the Loan Agreement, the 5J Entities will pay interest only on a monthly basis through October 1, 2022 and principal and interest thereafter over the remaining term through September 7, 2026. The Note bears interest at a rate of 12.0% per annum and may be prepaid early at any time without penalty. The 5J Entities will also pay an annual collateral management fee to Amerisource in the amount of 0.40% of the total loan amount payable at the closing and each anniversary during the term of the note. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

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

The proceeds from the issuance of the Note were used to pay down the outstanding balance owed to Utica pursuant to a Second Forbearance Agreement entered into by and between 5J Trucking and 5J Oilfield with Utica on September 7, 2021. The Utica agreement was paid in full through the Amerisource Loan Agreement in November 2021.

On July 12, 2021, the Company paid in full a December 12, 2019 promissory note with a principal balance of $25,000 that matured including all accrued interest for $29,973.

Notes Payable - Discontinued Operations

On January 23, 2020, the Trinity Services issued a secured promissory note for $1,272,780, which includes precomputed interest of $210,018. The note is due and payable in thirty-six monthly installments of $35,355 commencing on March 25, 2020 and the final installment is due on February 25, 2023. The note is secured by machinery and equipment owned by SMG. During the year ended December 31, 2021, the secured promissory note was retired in full. As of December 31, 2020, the balance of this note payable is included in Current Liabilities-Discontinued Operations on the Company’s Consolidated Balance Sheet.

On September 19, 2019, the Company issued an unsecured note with vendor for $135,375. The promissory note has an annual interest rate of 10.0% and was due at October 30, 2019. The note was issued in exchange for of settlement of accounts payable. As of December 31, 2021 and 2020, the $45,708 balance of this note payable is included in Current Liabilities-Discontinued Operations on the Company’s Consolidated Balance Sheet.

On March 6, 2020, Trinity Services, LLC entered into an unsecured line of credit agreement with Red River Bank. The revolving line of credit provides for a maximum balance of $200,000, accrues interest at 5.750% annually, and matures on March 6, 2021. Trinity will pay this loan in full immediately upon Red River’s demand. If no demand is made, Trinity will pay this loan in one payment of all outstanding principal plus all unpaid interest at maturity. As of December 31, 2021 and 2020, the $200,000 and $186,037 balance of this note payable is included in Current Liabilities-Discontinued Operations on the Company's Consolidated Balance Sheet.

On May 27, 2020, our wholly-owned subsidiaries, Trinity Services, LLC and MG Cleaners, LLC each executed notes with the SBA for $150,000 in connection with the SBA's economic injury disaster loan ("EIDL") program. The notes have a thirty year term, an annual interest rate of 3.75% and payments of $731 are due monthly beginning twelve months from the date of the note. The notes grant the SBA a general security interest in Trinity Services' and MG Cleaners' collateral and has no penalty of prepayment.

Notes Payable – Unsecured

	December 31,	December 31,
	2021	2020

Unsecured promissory note for 5J Oilfield Services LLC with Small Business Administration (“SBA”) Paycheck Protection Program (“PPP1”), bearing interest 1.00% annually and was scheduled to mature in April 2022. The loan was forgiven on June 3, 2021.	$—	$3,148,100

Insurance premium financing note with original principal of $1,487,202, monthly payments of $153,537, with stated interest of 6.99%, maturing on May 1, 2022.	743,576	—

Insurance premium financing note with original principal of $292,065, monthly payments of $7,793, with stated interest of 5.78%, maturing on February 14, 2022.	58,413	—

Unsecured note payable with a shareholder. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. Note is currently past due. If a default notice is received, the interest rate will be 15%.	44,559	44,559

Unsecure advances from the sellers of MWTS, non-interest bearing and due on demand	35,000	35,000

Unsecured payable for settlement of lawsuit with an original settlement of $196,188, monthly payments of $6,822 for 24 months, with an interest rate of 6% and a default interest rate of 18%.	98,433	—

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. Deferred financing costs associated with this agreement were $87,187 as of December 31, 2021.	150,000	—

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. Deferred financing costs associated with this agreement were $87,187 as of December 31, 2021.	150,000	—

Unsecured note payable with a shareholder. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. Deferred financing costs associated with this agreement were $87,187 as of December 31, 2021.	150,000	—

Notes payable - unsecured	1,429,981	3,227,659
Less discounts and deferred finance costs	(261,561)	—
Less current portion	(1,168,420)	(2,187,436)
Notes payable - unsecured, net of current portion	$—	$1,040,223

In April 2020, 5J Oilfield Services LLC was informed by Hancock Whitney Bank, its lender, that they received approval from the U.S. Small Business Administration ("SBA") to fund 5J's request for a loan under the SBA's Paycheck Protection Program ("PPP Loan") created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act

("CARES Act") administered by the SBA. In connection with the PPP Loan, 5J has entered into a two-year promissory note. Per the terms of the PPP Loan, 5J will return $10,000 of the SBA advance and receive net cash proceeds of $3,148,100 from the Hancock Whitney Bank. In accordance with the requirements of the CARES Act, 5J intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on August 22, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The loan was forgiven on June 3, 2021. The gain on the forgiveness of the loan is included in other income on the Company’s Consolidated Statement of Operations for the year ended December 31, 2021.

On January 28, 2021, 5J Oilfield Services LLC received proceeds of $1,769,002 under the SBA PPP2 program. On February 3, 2021, Jake Oilfield Solutions LLC received proceeds of $35,000 under the SBA PPP2 program. On February 4, 2021, SMG Industries, Inc. received proceeds of $70,000 under the SBA PPP2 program. The Jake Oilfield Solutions LLC and the SMG Industries, Inc. SBA PPP2 loans of $35,000 and $70,000, respectively were forgiven on September 29, 2021. In October 2021, the 5J Oilfield Services LLC PPP2 loan was forgiven in full. The gain on the forgiveness of the loans are included in other income on the Company’s Consolidated Statement of Operations for the year ended December 31, 2021.

Unsecured Notes Payable – Discontinued Operations

On April 28, 2020, Trinity, received proceeds of $195,000 under the SBA PPP1 program. In accordance with the requirements of the CARES Act, the Companies used the proceeds from the PPP1 Loan primarily for payroll costs. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan was scheduled to mature on, August 28, 2020. The Trinity loan was forgiven February 16, 2021. On February 1, 2021, Trinity, received proceeds of $133,018 under the SBA PPP2 program. The loans have a 1.00% interest rate and are subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan was scheduled to mature on, August 1, 2021. An additional $133,018 under the PPP2 program was forgiven in September 2021. The Trinity loans were included in Current Liabilities-Discontinued Operations on the Company’s December 31, 2020 Consolidated Balance Sheet and the gain on the forgiveness of the loan is included in loss from discontinued operations on the Company’s Consolidated Statement of Operations for the year ended December 31, 2021.

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

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. ("Amerisource") in the aggregate amount of $10,000,000 ("Amerisource Financing").The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 ("Amerisource Equipment Loan"), (ii) a bridge term facility in the amount of $550,690 ("Bridge Facility"), and (iii) an accounts receivable revolving line of credit up to $10,000,000 ("AR Facility"). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the years ended December 31, 2021 and 2020, $96,442 and $82,349 of debt discount was amortized to interest expense, and unamortized discount was $28,428 and $124,870 as of December 31, 2021 and 2020, respectively. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 90% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Entities and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Entities with 60 days written notice. There is an early termination fee equal to two percent (2.0)% of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0)% of the then maximum account limit if there twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing.

The balances under the above lines of credit was $9,468,759 and $4,046,256 as of December 31, 2021 and 2020, respectively.

Convertible Notes Payable

On September 28, 2018, the Company entered into a secured note purchase agreement with an individual investor for the purchase and sale of a convertible promissory note (“Convertible Note”) in the principal amount of $250,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the Note shall be paid to the investor at a rate of 8.5% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by all of the assets of the Company, subject to prior liens and security interests. The Company evaluated the Convertible Note and determined is a conventional convertible instrument. As a result, a beneficial conversion feature was calculated as $100,000 at the time of issuance and recorded as a discount. During the year ended December 31, 2020, $39,075 of the discount was fully amortized. On February 27, 2020, the principal amount of $250,000 was converted into the Amerisource Stretch Note and is convertible into the Company's common stock at a fixed exercise price of $0.25 per share anytime while the note is outstanding.

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 12.2% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 ("Amerisource Stretch Note"). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company's common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company's common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan During the years ended December 31, 2021 and 2020, $151,590 and $116,608 of debt discount was amortized to interest expense, and there was $151,589 and $303,180 of unamortized discount as of December 31, 2021 and 2020, respectively. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.

During the year ended December 31, 2020, the Company entered into secured note purchase agreements with nine individual investors for the purchase and sale of convertible promissory notes ("Convertible Notes") in the principal amount of $2,019,000. The Convertible Notes are convertible at any time after the date of issuance into shares of the Company's common stock at a conversion price of $0.10 per share. Interest on the Convertible Notes shall be paid to the investors at a rate of 10.0% per annum, paid on a quarterly basis, and the maturity date of the Convertible Notes is two years after the issuance date. The Convertible Notes are secured by all of the assets of the Company, subject to prior liens and security interests. The Company also issued a total of 3,028,500 shares of common stock to the investors. The Company recognized a debt discount of $1,057,710 which is equivalent to the relative fair value of the 3,028,500 common shares and the beneficial conversion feature on the Convertible Notes. During the year ended December 31, 2020, $158,930 of the discount was amortized. Of the $2,019,000 principal amount, $1,669,000 of the convertible notes are held by investors who are considered related parties, primarily existing debt holders. As of December 31, 2020, there was $898,780 of unamortized discount remaining.

During the year ended December 31, 2021, the Company received $3,906,079 of cash, $522,301 of reduction of outstanding payables, and $859,439 of expenses paid on behalf of the Company in the form of new convertible notes under the terms above from related parties. The lenders received 7,931,612 shares of the Company’s restricted common stock. The Company recognized a debt discount of $5,138,070 based on the relative fair value of these shares and the beneficial conversion feature on the Convertible Notes. During the year ended December 31, 2021, $1,518,142 of debt discount was amortized to interest expense, and there was $4,518,708 of unamortized discount as of December 31, 2021.

The convertible promissory notes issued for non-cash consideration described above included the following:

During the year ended December 31, 2021, the Company issued multiple convertible promissory notes in the aggregate amount of $609,439, in exchange for payment of Company expenses of $609,439 to Steve Madden. The convertible notes mature after twenty-four months, pays 10% per annum interest rate, paid quarterly, and have a fixed conversion rate at $0.10 per share. This lender also received 914,160 shares of the Company’s restricted common stock in connection with this convertible note investment

On October 4, 2021, Newton Dorsett was issued a $77,592 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 116,388 shares of the Company’s restricted common stock in connection with this convertible note investment.

On October 29, 2021, James Frye was issued a $212,000 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 318,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On October 30, 2021 James Frye was issued a $232,709 secured convertible note, paid in kind to settle outstanding payables, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. This lender also received 349,064 shares of the Company’s restricted common stock in connection with this convertible note investment.

On December 16, 2021, Steve Madden was issued a $250,000 secured convertible note, paid in kind for services as Chief Transition Officer, that matures after twenty-four months, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. The convertible note was recorded as a prepaid expense to be amortized over a one year period. This lender also received 375,000 shares of the Company’s restricted common stock in connection with this convertible note investment.

On July 12, 2021, the Company paid in full a secured convertible note originally issued April 2019 with a principal balance of $50,000 that matured including all accrued interest for $54,896.

Of the $8,907,035 principal amount, $7,906,740 of the Convertible Notes are held by investors, officers and board members, who are considered related parties, primarily existing debt holders.

As of December 31, 2021, the convertible notes, net balance was $4,236,817 which long term convertible notes payable of $2,620,145 and current portion of convertible notes of $1,616,672. As of December 31, 2020, the convertible notes, net balance was $2,467,335, including long term convertible notes payable of $2,417,335, net and current portion of convertible notes of $50,000.

Future maturities of all Company debt as of December 31, 2021 are as follows:

2022	$16,453,549
2023	11,261,405
2024	3,757,989
2025	3,461,280
2026	3,016,440
Thereafter	213,938
Total	$38,164,601

NOTE 7 – STOCKHOLDERS’ DEFICIT

Year ended December 31, 2021

During the year ended December 31, 2021, a total of 6,956,612 shares of restricted common stock were issued to related parties, and 975,000 shares were issued to non-related parties pursuant to the convertible notes payable described in Note 6.

The 2,000 Series A non-redeemable convertible preferred stock with a stated value of $1,000 per share held by an affiliate of the Company matured on July 20, 2021. The Series A Preferred Stock is convertible at a fixed price of $0.50 per share. The Company issued 4,443,292 restricted common shares to the holder and family members in October 2021.

In October 2021, the Company issued 785,000 shares of its common stock for the settlement of $41,000 of accounts payable and $73,818 of secured note payable. The fair value of the common stock issued was $156,215 resulting in a loss on settlement of accounts payable of $40,490 and a loss on the settlement of liabilities of $807.

On December 22, 2021, the Company issued a total of 1,125,000 shares of common stock to three lenders in connection with unsecured notes payable. These shares had a fair value of $337,500 and were recorded as deferred finance costs.

Year ended December 31, 2020

During the year ended December 31, 2020, the Company issued 2,498,736 shares of the common stock to the noteholders in connection with the sale of the Amerisource Stretch Note. Amerisource serves as agent for the note holders, beneficially owns approximately 33.8% of common shares including potential shares issuable upon conversion of debt and has an officer on the Board of Directors of the Company.

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

Preferred Stock – Series A Convertible Preferred stock

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

On August 5, 2020, the following terms of the Series A Preferred Stock were amended:

●The dividend was increased from 3% to 5%; and

●	All outstanding shares of the nonredeemable Series A Convertible Preferred Stock shall automatically convert into the Company’s Common Stock on July 20, 2021.

The Series A Convertible Preferred stock was converted in full in October 2021 and the Company issued 4,443,292 restricted common shares to the holder and family members.

Preferred Stock – Series B Convertible Preferred stock

On February 27, 2020, the Company, James E. Frye ("Frye") and 5J Oilfield Services LLC ("5J Oilfield") entered into a membership interest purchase agreement ("Purchase Agreement") pursuant to which the Company acquired 100% of the membership interests of 5J Oilfield from Frye in exchange for certain consideration, which included the issuance to Frye of 6,000 shares of the Company’s Series B Convertible Preferred Stock, with a stated value of $1,000 per share in accordance with the Certificate of Designation of Preferences, Rights and Limitations of 5% of Series B Convertible Preferred Stock dated effective January 1, 2020 ("SMGI Preferred Shares"). See Note 9 for additional information.

On December 31, 2020, the Company, Frye and 5J Oilfield entered into an Amendment and Partial Recission of Membership Interest Purchase Agreement ("Recission Agreement"), effective as of February 27, 2020 (the "Effective Date"), pursuant to which the parties agreed to rescind the issuance of the Series B Convertible Preferred Shares to Frye as of the Effective Date. There have not been any distributions, payments or other transactions effected with respect to the SMGI Preferred Shares between the issuance date and the date of the Recission Agreement. After this transaction was completed, none of the SMGI Preferred Shares are issued and outstanding, and all accrued preferred dividends previously owed to Frye were forgiven.

NOTE 8 – STOCK OPTIONS AND WARRANTS

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2019	845,000	$383,750	$0.24-2.18	$0.45
Granted	2,210,000	663,000	0.30	0.30
Exercised	—	—	—	—
Cancelled, forfeited or expired	(995,000)	(358,000)	0.30-2.00	0.36
Outstanding, December 31, 2020	2,060,000	688,750	0.24-0.75	0.33
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(485,000)	(127,500)	0.24-0.30	0.26
Outstanding, December 31, 2021	1,575,000	$561,250	$0.25-0.75	0.36
Exercisable, December 31, 2021	1,127,778	$427,083	$0.25-0.75	$0.38

Summary of stock option information is as follows:

During the year ended December 31, 2021, the Company recognized $67,460 related to outstanding stock options. At December 31, 2021, the Company had $73,894 of unrecognized expenses related to options.

The weighted average remaining contractual life is approximately 2.86 years for stock options outstanding on December 31, 2021. At December 31, 2021 there was no intrinsic value to the outstanding stock options.

On February 28, 2020, the Company issued 2,025,000 common stock options to 5J and SMG employees. The options vest equally over a three-year period starting on February 28, 2021. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price, $0.168, Exercise price, $0.30, Term 5 years, Volatility 222.83%, Discount rate, 0.89%.

In October 2020, the Company awarded a total of 185,000 common stock options to certain employees to purchase common stock at an exercise price of $0.30 per share for a period of five years, vesting annually over three years. The

Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price, $0.14, Exercise price, $0.30, Term 5 years, Volatility 222.83%, Discount rate, 0.89%.

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

Summary Stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2019	1,430,001	430,000	$0.15-$0.75	$0.30
Granted	333,334	66,667	0.20	0.20
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, December 31, 2020	1,763,335	496,667	0.15-0.75	0.28
Granted	—	—	—	0.20
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, December 31, 2021	1,763,335	$496,667	$0.15-$0.75	$0.28
Exercisable, December 31, 2021	1,763,335	$496,667	$0.15-$0.75	$0.28

The weighted average remaining contractual life is approximately 5.10 years for stock warrants outstanding on December 31, 2021. At December 31, 2021 there was $58,850 of intrinsic value of outstanding stock warrants.

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

NOTE 9 – ACQUISITION AND DISPOSITION OF BUSINESSES

5J Entities Acquisition

On February 27, 2020 we entered into Membership Interest Purchase Agreements for the acquisition of all of the membership interests of each of 5J Oilfield Services LLC, a Texas limited liability company ("5J Oilfield") and 5J Trucking LLC, a Texas limited liability company ("5J Trucking") (5J Oilfield and 5J Trucking shall be collectively referred to herein as the "5J Entities") (the "Transaction"). The total purchase price for the 5J Entities was $12.7 million.

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

The Series B Convertible Preferred Stock issued in connection with the acquisition of the 5J Entities is convertible at $1.25 per share at any time after its issuance and shall automatically convert into shares of the Company's common stock, par value $.001 per share, three years from the date of issuance. The Company shall pay a quarterly dividend of 5% per annum to the holder of the Series B Convertible Preferred Stock, subject to certain conditions related to the EBITDA of the 5J Entities. In the event that the consolidated quarterly EBITDA of the 5J Entities is not in excess of the aggregate fixed monthly payments made to Amerisource and Utica, the 5J Oilfield Member will have the option of accruing the dividend, or converting such amount due into shares of the Company’s common stock at the market price at such time. The holder of the Series B Convertible Preferred Stock shall vote on all matters presented to the Company’s common stockholders on an as converted basis. All of the shares of Series B Convertible Preferred Stock, and the shares of the Company’s Common Stock underlying the Preferred Stock, issued in connection with the Transaction are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

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

MG Cleaners LLC

On December 22, 2020, the Company, as the sole member of MG Cleaners LLC ("MG"), entered into a share exchange agreement ("Agreement") with S&A Christian Investments L.L.C. ("S&A") pursuant to which the Company transferred all of the membership interests of MG ("MG Interests") to S&A in exchange for Stephen Christian, the control person of S&A, returning 1,408,276 shares of the Company's common stock, par value $.001 per share ("Exchanged Shares") to the Company for cancellation, additional consideration received by the Company in connection with the transaction included the removal of the Company as a guarantor of certain MG debt. Upon the Company's receipt of the Exchanged Shares, the Exchanged Shares will be retired and returned to treasury resulting in a decrease of 1,408,276 shares of its common stock issued and outstanding, and all 750,000 unvested incentive stock options previously granted to Mr. Christian will expire. Mr. Stephen Christian, the Company's former Executive Vice President and Secretary, is the control person of S&A. As a result of the terms of the transaction, S&A became the owner of all of the MG Interests. In connection with the sale of MG, Mr. Christian resigned as Executive Vice President and Secretary of the Company. The Company also agreed to pay $150,000 in cash to MG Cleaners, with $35,000 and $75,000 paid in December 2021 and 2020, respectively.

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

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategy shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of December 31, 2021 and 2020 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the years end December 31, 2021 and 2020 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the years end December 31, 2021 and 2020 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	December 31,	December 31,
	2021	2020

Cash and cash equivalents	$11	$591
Accounts receivable, net	17,011	360,541
Prepaid expenses and other current assets	424	76,655
Current assets of discontinued operations	17,446	437,787
Property and equipment, net	—	1,500,000
Other assets	1,500	1,500
Right of use assets - operating lease	—	67,200
Other assets of discontinued operations	1,500	1,568,700
Total assets of discontinued operations	$18,946	$2,006,487

Accounts payable	400,659	$597,266
Accrued expenses and other liabilities	187,624	198,833
Right of use liabilities - operating leases short term	—	38,206
Secured line of credit	—	278,301
Current portion of note payable - related party	—	—
Current portion of unsecured notes payable	—	440,331
Current portion of secured notes payable, net	—	690,100
Current liabilities of discontinued operations	588,283	2,243,037
Notes payable - secured, net of current portion	150,000	855,995
Notes payable - unsecured, net of current portion	231,746	101,374
Right of use liabilities - operating leases, net of current portion	—	50,993
Long term liabilities of discontinued operations	381,746	1,008,362
Total liabilities of discontinued operations	$970,029	$3,251,399

The statements of operations of Trinity and MG combined are summarized below:

	December 31,	December 31,
	2021	2020
Revenues	$157,620	$4,310,013
Cost of revenues	(196,543)	(3,501,669)
Selling, general and administrative	(310,569)	(1,805,556)
Impairment expense	—	(983,660)
Bad debt expense	—	(54,009)
Loss from operations	(349,492)	(2,034,881)
Gain on forgiveness of PPP loan and Federal tax credits	373,712	—
Other income	27,635	20,000
Other expense	—	(7,566)
Gain (loss) on asset disposal	393,577	(2,806)
Gain on disposal of business	—	572,741
Interest expense, net	(102,776)	(311,320)
Net income (loss) from discontinued operations	$342,656	$(1,763,832)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has an open letter of credit in the amount of $414,638 as collateral for its insurance policy.

Employment Agreements

On October 31, 2017, and made effective October 1, 2017, the Company entered into an employment agreement with Matthew Flemming, our Chief Executive Officer. The term is for three years with a monthly salary of $15,000 for the period. The terms of the agreement also include providing health care, auto allowance of $750 per month if a car is not provided by the Company, and other customary benefits. Termination without cause, as defined in the agreement, grants Mr. Flemming six months’ severance pay. The agreement automatically renews every three months after October 1, 2020. In December 2020, Mr. Flemming resigned as the Company's CEO and became the Company's Chief Development Officer.

Litigation

During the year ended December 31, 2021, 5J Trucking LLC and James E. Frye entered into a settlement and release agreement with a third party equipment provider to settle outstanding claims by the provider. The Company agreed to pay a total of $196,188 to settle outstanding accounts payable, with $50,000 due upon execution and 24 monthly payments of $6,822. The Company recorded the liability as an unsecured note payable, as described in Note 6, which has a balance of $118,900 as of December 31, 2021.

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

On April 19, 2021, 5J Transportation LLC entered into a five year lease with Miller Investments & Properties for 45 acres in N.E. Houston, Texas, of which 24 acres is stabilized, and office and warehouse facilities, with monthly payments starting at $55,000 per month, escalating annually to a maximum of $58,191 per month by year five. The lease has an early termination option at the end of year three with appropriate notice. 5J Transportation also entered into an equipment lease agreement with BJJ Trailer Leasing on the same day to lease approximately 40 trailers used in hauling equipment and pipe for a twelve-month term at a rate of $22,500 per month. At its option, 5J may extend the equipment lease. The Company capitalized new right of use assets and lease liabilities of $2,478,508 related to the real estate lease, which utilized an incremental borrowing rate of 13%. The equipment is accounted for as a short-term lease based on the lease term under the Company's accounting policy election.

The components of lease cost for operating and finance leases for the years ended December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Lease Cost
Operating lease cost	$944,508	$387,439
Short-term lease cost	485,824	283,873
Variable lease cost	—	—
Sublease income	—	—
Total lease cost	$1,430,332	$671,312

Supplemental cash flow information related to leases was as follows:

	December 31, 2021	December 31, 2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$537,616	$136,050

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2021 and 2020:

Lease Position	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$3,312,710	$1,270,989
Right of use liability operating lease current portion	$816,671	$575,517
Right of use liability operating lease long term	2,545,950	846,212
Total operating lease liabilities	$3,362,621	$1,421,729

Assets and liabilities held for sale as of December 31, 2021 and 2020, included a right of use asset balance of $0 and $67,199, a short term lease liability of $0 and $38,207 and a long term lease liability of $0 and $50,992, respectively. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	3.7	3.6
Weighted-average discount rate
Operating leases	10.9%	8.4%

The following table provides the maturities of lease liabilities at December 31, 2021:

Operating
Leases
Maturity of Lease Liabilities at December 31, 2021
2022	$1,163,869
2023	1,140,798
2024	952,872
2025	718,375
2026 and thereafter	232,765
Total future undiscounted lease payments	$4,208,679
Less: Interest	(846,058)
Present value of lease liabilities	$3,362,621

At December 31, 2021, the Company had no additional leases which had not yet commenced.

The Company acquired six operating leases for equipment, office and warehouse space as part of the 5J Acquisition and recognized a right of use asset and operating lease liability of $1,510,897 as part of the purchase price accounting. The remaining terms of the acquired leases range from 36 and 60 months.

NOTE 12 – RELATED PARTY TRANSACTIONS

Newton Dorsett, who received 2,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share in connection with the sale of Trinity Services to us also owns or has control over Dorsett Properties LLC, an entity that is the lessor to a lease with the Company. The lease was for $2,000 per month from July 1, 2019 until June 1, 2024. The lease was terminated May 30, 2021. The 2,000 shares of Series A non-redeemable convertible preferred stock of the Company matured on July 20, 2021 and is convertible at a fixed price of $0.50 per share. The Company issued 4,443,292 restricted common shares to the holder and family members in October 2021.

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and received 6,000 shares of Series B Convertible Preferred Stock in connection with the sale of 5J to us, also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. On December 31, 2020, the Company entered into an agreement whereby James Frye returned all of his Series B Convertible Preferred Stock to the Company for no consideration and forgave all accumulated dividends. There is no Series B preferred outstanding today. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the year ended December 31, 2021, we purchased $655,760 in rental services and have charged the crane company $99,799 that are included in our revenues.

On June 15, 2020, the Company entered into an Interim Management Services Agreement with Apex Heritage Group, Inc. (the “Consultant”), of which Steven H. Madden, a related party, has sole voting and investment control over. The Consultant will provide Jeffrey Martini to serve as the Company’s Chief Financial Officer, reporting to both the Company’s Chief Executive Officer and its Board of Directors. The Company shall pay to Consultant an amount and in a form to be mutually agreed by both parties. In December 2020, Mr. Martini was also appointed as Chief Executive officer. In December 2021, the Company issued a convertible promissory note with a principal amount of $250,000 to the Consultant for services as Chief Transition Officer for the period from August 1, 2021 until August 1, 2022.

During the year ended December 31, 2021 and 2020, the Company entered into new convertible notes payable with related parties totaling approximately $4,637,740 and $1,669,000 in principal, respectively. See Note 6.

On October 20, 2020 the Company expanded the Board of Directors by filling a vacant seat and adding two seats including installing Messer's Brady Crosswell, Todd Riedel and James E. Frye Jr to the board.

While Mr. Martini served as our Chief Executive Officer and Chief Financial Officer, we are not party to an employment agreement with Mr. Martini. Instead, APEX Heritage Group, Inc. ("Apex") has contracted directly with Mr. Martini for such management services and is routinely compensated in turn via the provision of debt and/or equity instruments under the terms of an interim management services agreement, among other arrangements. During 2020, Apex was reimbursed via convertible debt valued at $225,000, which was in part compensation for such employment, and during the year ended December 31, 2021, $931,034 was reimbursed through the issuance of convertible debt from the Company. Mr. Martini resigned as the Company's Chief Executive Officer and Chief Financial Officer on August 23, 2021 and serves as a consultant to us contracted through the Apex Management Services Agreement. On August 24, 2021, Steven H. Madden was elected as our Chief Transition Officer.

NOTE 13 – INCOME TAXES

The components of income taxes are as follows, in thousands:

	For the Year Ended
	December 31,	December 31,
	2021	2020
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	(1,468,000)	(2,648,000)
Valuation allowance	1,468,000	2,648,000
Income tax expense (benefit)	$—	$—

The components of deferred tax assets are as follows, in thousands:

	December 31,	December 31,
	2021	2020
Deferred tax asset:
Net operating loss carryforwards	$2,430,000	$4,122,000
Income (expenses) not currently earned (incurred)	(962,000)	(335,000)
Total	1,468,000	3,787,000
Valuation allowance	(1,468,000)	(3,787,000)
Net deferred tax asset	$—	$—

A valuation allowance is provided when it is more likely than not that a portion or all of the deferred tax asset will not be realized. The differences between book income and tax income relate principally to revenue recognition and to differences between accelerated methods of depreciation allowed on income tax returns and straight-line methods of depreciation used for book purposes. At December 31, 2021, the Company has net operating losses available for the indefinite carryforward of approximately $11,572,000 and $35,409,000 prior year loses available to be carried forward, net of $3,415,000 of prior year losses being mitigated due to the Section 382 limitation.

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

NOTE 14 – SUBSEQUENT EVENTS

On January 6, 2022, Newton Dorsett, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matures on January 31, 2022, and pays a 12% per annum interest rate. Mr. Dorsett also received 375,000 shares issued in the first quarter of 2022 as an equity incentive in connection with this note.

On January 6, 2022, Grey Fox Investments which is controlled by Brady Crosswell, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the loan to us in December 2021 of $150,000, totals $250,000. This bridge note matures on January 31, 2022, and pays a 12% per annum interest rate. Grey Fox Investments also received 375,000 shares issued in the first quarter of 2022 as an equity incentive in connection with this note.

On January 7, 2022, Mr. Madden loaned us $100,000 pursuant to short term bridge note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matures on January 31, 2022, and pays a 12% per annum interest rate. Mr. Madden also received 375,000 shares issued in the first quarter of 2022 as an equity incentive in connection with this note.

On January 27, 2022, the Company issued a secured promissory note for $843,844, which includes precomputed interest of $147,818. The note is due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025, with monthly payments of approximately $15,275 per month beginning in June 2021 through maturity.

On February 11, 2022, Mr. Madden loaned us $95,025 pursuant to a short term bridge note that matures on March 31, 2022. Mr. Madden also received 142,538 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

On February 14, 2022, Mr. Madden loaned us $250,000 pursuant to a short term bridge note that matures on March 31, 2022. Mr. Madden also received 375,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

On February 14, 2022, James Frye, a member of our board of directors, loaned us $134,073 pursuant to a short term bridge note that matures on March 31, 2022. Mr. Frye also received 201,110 shares issued in the first quarter 2022 as an equity incentive (equity kicker) in connection with this note.

On March 3, 2022, Mr. Madden loaned us $450,000 pursuant to a short term bridge note that matures on March 31, 2022. Mr. Madden also received 675,000 shares issued after the first quarter 2022 as an equity incentive in connection with this note.

On March 15, 2022, each of our 5J subsidiaries entered into an agreement with Amerisource Funding Inc. (“Amerisource”), our senior lender, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the 5J entities from $12,740,000 to $16,740,000.