Form 10-Q
period 2022-03-31
SMG Industries Inc.
filed 2022-05-16
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54391

periods beginning after December

SMG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20475 State Hwy 249, Suite 450
Houston, Texas	77070
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 16, 2022, was 35,124,810.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES, INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,366,695	$257,768
Restricted cash	920,013	858,408
Accounts receivable, net of allowance for doubtful accounts of $1,188,705 and $1,041,387, respectively	12,573,451	11,703,347
Prepaid expenses and other current assets	2,305,775	2,162,238
Current assets of discontinued operations	17,435	17,446

Total current assets	18,183,369	14,999,207

Property and equipment, net of accumulated depreciation of $12,619,594 and $11,262,193, respectively	9,711,817	10,463,352
Right of use assets - operating lease	3,198,666	3,312,710
Other assets	935,086	448,887
Other assets of discontinued operations, net	1,500	1,500

Total assets	$32,030,438	$29,225,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,301,626	$3,958,515
Accounts payable – related party	141,318	94,602
Accrued expenses and other liabilities	4,105,369	4,055,113
Current portion of right of use liabilities - operating leases	933,060	816,671
Secured line of credit	9,676,648	9,468,759
Current portion of unsecured notes payable	3,348,891	1,168,420
Current portion of secured notes payable, net	3,696,887	3,527,960
Current portion of convertible note, net	3,443,972	1,616,672
Current liabilities of discontinued operations	494,735	588,283

Total current liabilities	28,142,506	25,294,995

Long term liabilities:
Convertible note payable, net	1,591,690	2,620,145
Notes payable - secured, net of current portion	18,850,358	14,535,751
Right of use liabilities - operating leases, net of current portion	2,458,598	2,545,950
Long term liabilities of discontinued operations	357,969	381,746

Total liabilities	51,401,121	45,378,587

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 250,000,000 shares authorized; 35,124,810 and 33,731,162 shares issued and outstanding, respectively	35,125	33,732
Additional paid in capital	17,257,858	16,845,873
Accumulated deficit	(36,663,666)	(33,032,536)

Total stockholders’ deficit	(19,370,683)	(16,152,931)

Total liabilities and stockholders’ deficit	$32,030,438	$29,225,656

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2022 and 2021

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUES	$16,181,053	$7,602,328

COST OF REVENUES	14,725,105	8,700,508

GROSS PROFIT (LOSS)	1,455,948	(1,098,180)

OPERATING EXPENSES:
Selling, general and administrative	2,463,881	1,512,400

Total operating expenses	2,463,881	1,512,400

LOSS FROM OPERATIONS	(1,007,933)	(2,610,580)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,619,037)	(1,248,789)
Other expense	(9,048)	—
Other income, net	—	639
Gain on sale of assets	—	50,162

Total other income (expense)	(2,628,085)	(1,197,988)

NET LOSS FROM CONTINUING OPERATIONS	(3,636,018)	(3,808,568)

Income (loss) from discontinued operations	4,888	(56,455)
NET LOSS	(3,631,130)	(3,865,023)

Preferred stock dividends	—	(25,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,631,130)	$(3,890,023)

Net loss per common share – Basic and diluted
Continuing operations	$(0.11)	$(0.20)
Discontinued operations	$(0.00)	$(0.00)
Net loss attributable to common shareholders	$(0.11)	$(0.20)

Weighted average common shares outstanding
Basic	34,311,688	19,516,258
Diluted	34,311,688	19,516,258

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2022 and 2021

(unaudited)

	Series A
	Preferred				Additional
	Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances at December 31, 2021	—	$—	33,731,162	$33,732	$16,845,873	$(33,032,536)	$(16,152,931)

Shares issued as deferred finance cost on promissory notes	—	—	1,393,648	1,393	396,380	—	397,773
Share based compensation	—	—	—	—	15,605	—	15,605
Net loss	—	—	—	—	—	(3,631,130)	(3,631,130)

Balances at March 31, 2022	—	$—	35,124,810	$35,125	$17,257,858	$(36,663,666)	$(19,370,683)

Balances at December 31, 2020	2,000	$2	19,446,258	$19,447	$10,978,254	$(21,815,556)	$(10,817,853)

Shares issued with debt and beneficial conversion feature on convertible notes payable	—	—	393,107	393	174,658	—	175,051
Share based compensation	—	—	—	—	17,973	—	17,973
Preferred stock dividends	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	(3,865,023)	(3,865,023)

Balances at March 31, 2021	2,000	$2	19,839,365	$19,840	$11,170,885	$(25,705,579)	$(14,514,852)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,636,018)	$(3,808,568)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock based compensation	15,605	17,973
Depreciation and amortization	1,357,401	1,418,401
Amortization of deferred financing costs	1,497,032	245,722
Amortization of right of use assets - operating leases	114,044	88,589
Bad debt expense (recovery)	153,801	(14,353)
Gain on sale of assets	—	(50,162)
Changes in:
Accounts receivable	(1,023,905)	(1,389,592)
Prepaid expenses and other current assets	1,484,614	1,251,779
Other assets	(598,625)	(585,574)
Accounts payable	(1,656,889)	(118,594)
Accounts payable - related party	46,716	(59,918)
Accrued expenses and other liabilities	50,256	1,438,162
Right of use operating lease liabilities	29,037	(19,688)
Net cash used in operating activities from continuing operations	(2,166,931)	(1,585,823)
Net cash provided by operating activities from discontinued operations	—	530,013
Net cash used in operating activities	(2,166,931)	(1,055,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for disposal of MG Cleaners, LLC	—	(35,000)
Cash paid for purchase of property and equipment	(37,022)	—
Net cash used in investing activities from continuing operations	(37,022)	(35,000)
Net cash used in investing activities	(37,022)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured line of credit, net	180,830	—
Payments on secured line of credit, net	—	(354,214)
Proceeds from notes payable	5,229,098	1,874,002
Payments on notes payable	(1,035,443)	(338,001)
Proceeds from convertible notes payable	—	150,000
Net cash provided by financing activities from continuing operations	4,374,485	1,331,787
Net cash used in financing activities from discontinued operations	—	(150,173)
Net cash provided by financing activities	4,374,485	1,181,614

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,170,532	90,804

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,116,176	979,088

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$3,286,708	$1,069,892

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,144,694	$528,909

Noncash investing and financing activities
Prepaid expenses financed with note payable	$1,353,151	$1,179,752
Preferred stock dividend	$—	$25,000
Shares issued for deferred financing costs	$397,773	$—
Note receivable for property and equipment	$275,000	$17,293
Beneficial conversion feature on convertible notes payable	$—	$175,051
Non-cash consideration in convertible notes payable	$—	$112,071
Equipment financed with note payable	$843,844	$—

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

The accompanying unaudited interim consolidated financial statements of SMG have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 in the Form 10-K filed on April 15, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC and 5J Brokerage LLC (together referred to as “5J”), Momentum Water Transfer Services, LLC (“MWTS”), Jake Oilfield Solutions LLC (“Jake”) and Trinity Services LLC (“Trinity”), all of which have quarter ends of March 31 and fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income (loss) from discontinued operations for the three months ended March 31, 2022 and 2021. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of MG and Trinity. The discontinued operations exclude general corporate allocations.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method for stock options and warrant and the “if converted” method for convertible notes payable and preferred stock. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three months ended March 31, 2022, 1,525,000 of stock options, 1,763,335 of warrants and 79,467,400 shares issuable from convertible notes were considered for their dilutive effects. For the three months ended March 31, 2021, 2,060,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 29,413,660 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three months ended March 31, 2022 and 2021, all potentially dilutive instruments were excluded as their effect would have been anti-dilutive.

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

Customer Concentration and Credit Risk

During the three months ended March 31, 2022, no customers exceeded 10% of revenue. During the three months ended March 31, 2021, one of our customers accounted for approximately 12% of our total gross revenues. No customer accounted for 10% of accounts receivable as of March 31, 2022 and December 31, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Equipment	$7,805,619	$7,768,597
Trucks and trailers	11,735,845	11,167,001
Downhole oil tools	659,873	659,873
Vehicles	1,538,528	1,538,528
Building	493,529	493,529
Furniture, fixtures and other	98,017	98,017

Property and equipment, gross	22,331,411	21,725,545

Less: accumulated depreciation	(12,619,594)	(11,262,193)

Property and equipment, net	$9,711,817	$10,463,352

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1,357,401 and $1,418,401, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of March 31, 2022 and December 31, 2021 included the following:

	March 31, 2022	December 31, 2021
Payroll and payroll taxes payable	$1,414,195	$1,929,414
State and local tax payable	394,500	422,781
Interest payable	460,261	482,950
Accrued operational expenses	1,653,883	1,006,343
Accrued general and administrative expenses	100,300	178,561
Other	82,230	35,064

Total Accrued Expenses and Other Liabilities	$4,105,369	$4,055,113

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Secured notes payable:

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%	$100,000	$100,000

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of MWTS, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,470	792,470

Secured note payable issued May 1, 2019 to a shareholder, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued June 17, 2019 to a shareholder, bearing interest of 10% per year, due June 30, 2020. Note is currently past due. If a default notice is received, the interest rate will be 14%.	80,000	80,000

Secured note payable with a related party issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, due February 1, 2023.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	267,509	343,723

Secured note payable with a related party issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023.	428,253	545,050

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	390,000	390,000

Secured promissory note issued on June 20, 2020. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. Unamortized deferred financing costs associated with this agreement were $287,560 as of March 31, 2022.	998,388	1,071,821

Secured promissory note issued on January 27, 2022. The note is due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025, with monthly payments of approximately $15,275 per month beginning in June 2022 through maturity.	738,185	—

Secured promissory note with Amerisource, a related party, issued on September 7, 2021 in the amount of $12,740,000, bearing interest at 12%, maturing September 7, 2026. The Company is required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. On March 15, 2022, the Company entered into an agreement with Amerisource, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the Company from $12,740,000 to $16,740,000.	16,740,000	12,740,000
	22,834,805	18,363,064
Less discounts and deferred finance costs	(287,560)	(299,353)
Less current maturities	(3,696,887)	(3,527,960)

Long term secured notes payable, net of current maturities and discounts	$18,850,358	$14,535,751

On January 27, 2022, the Company issued a secured promissory note for $843,844, which includes precomputed interest of $147,818. The note is due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025 plus an additional $10,634 payment, with monthly payments of approximately $15,275 per month beginning in June 2022 through maturity.

On March 15, 2022, each of our 5J subsidiaries entered into an agreement with Amerisource Funding Inc. (“Amerisource”), our senior lender, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the 5J entities from $12,740,000 to $16,740,000. The Company received $4,000,000 of cash proceeds from this agreement.

The Company amortized total debt discount of $11,793 related to secured notes payable during the three months ended March 31, 2022.

Notes Payable – Unsecured

	March 31,	December 31,
	2022	2021
Insurance premium financing note with original principal of $1,353,151, monthly payments of $138,285, with stated interest of 4.76%, maturing on December 1, 2022.	$1,214,867	$—

Insurance premium financing note with original principal of $1,487,202, monthly payments of $153,537, with stated interest of 6.99%, maturing on May 1, 2022.	297,400	743,576

Insurance premium financing note with original principal of $292,065, monthly payments of $7,793, with stated interest of 5.78%, maturing on February 14, 2022.	—	58,413

Unsecured note payable with a shareholder. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. Note is currently past due. If a default notice is received, the interest rate will be 15%.	44,559	44,559

Unsecure advances from the sellers of MWTS, non-interest bearing and due on demand	35,000	35,000

Unsecured payable for settlement of lawsuit with an original settlement of $196,188, monthly payments of $6,822 for 24 months, with an interest rate of 6% and a default interest rate of 18%.	77,967	98,433

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. During the three months ended March 31, 2022, an additional $895,025 was loaned by the shareholder, related party.	1,045,025	150,000

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, related party, loaned the Company an additional $100,000. This note is currently past due.	250,000	150,000

Unsecured note payable with a shareholder. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, loaned the Company an additional $100,000. This note is currently past due.	250,000	150,000

Unsecured note payable with a shareholder, a related party. Note issued on February 14, 2022 for $134,073, due March 31, 2022 and 12% interest per year. This note is currently past due.	134,073	—

Notes payable - unsecured	3,348,891	1,429,981
Less discounts and deferred finance costs	—	(261,561)
Less current portion	(3,348,891)	(1,168,420)

Notes payable - unsecured, net of current portion	$—	$—

On January 6, 2022, Newton Dorsett, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022, and pays a 12% per annum interest rate.

On January 6, 2022, Grey Fox Investments which is controlled by Brady Crosswell, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022, and pays a 12% per annum interest rate

On January 7, 2022, Mr. Madden loaned us $100,000 pursuant to short term bridge note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate.

On February 11, 2022, Mr. Madden loaned us $95,025 pursuant to a short term bridge note that matured on March 31, 2022. Mr. Madden also received 142,538 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

On February 14, 2022, Mr. Madden loaned us $250,000 pursuant to a short term bridge note that matured on March 31, 2022. Mr. Madden also received 375,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

On February 14, 2022, James Frye, a member of our board of directors, loaned us $134,073 pursuant to a short term bridge note that matures on March 31, 2022. Mr. Frye also received 201,110 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

On March 3, 2022, Mr. Madden loaned us $450,000 pursuant to a short term bridge note that matured on March 31, 2022. Mr. Madden also received 675,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

The Company amortized total debt discount of $659,335 related to unsecured notes payable during the three months ended March 31, 2022.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the three months ended March 31, 2022, $27,059 of debt discount was amortized to interest expense, and unamortized discount was $1,369 as of March 31, 2022. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

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

The balances under the above lines of credit were $9,676,648 and $9,468,759 as of March 31, 2022 and December 31, 2021, respectively.

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 13.9% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the three months ended March 31, 2022, $34,982 of debt discount was amortized to interest expense, and there was $116,608 of unamortized discount as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the outstanding principal balance was $1,600,000.

During the three months ended March 31, 2022, $798,845 of debt discount was amortized to interest expense, and there was $3,871,373 of unamortized discount as of March 31, 2022.

Of the $8,907,035 principal amount outstanding, $7,906,740 of the Convertible Notes are held by investors who are considered related parties, primarily existing debt holders.

As of March 31, 2022, the convertible notes, net balance was $5,035,662 which long term convertible notes payable of $1,591,690 and current portion of convertible notes of $3,443,972. As of December 31, 2021, the convertible notes, net balance was $4,236,817 which long term convertible notes payable of $2,620,145 and current portion of convertible notes of $1,616,672.

Future maturities of all the Company’s debt as of March 31, 2022 are as follows:

2022	$20,604,868
2023	9,428,850
2024	3,831,511
2025	3,644,580
2026	7,046,990
Thereafter	211,951
Total	$44,768,750

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2022, the Company issued a total of 1,393,648 shares of common stock to two lenders in connection with unsecured notes payable. These shares had a fair value of $397,773 and were recorded as deferred finance costs.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2021	1,575,000	$561,250	$0.25-0.75	$0.36
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(50,000)	(15,000)	$0.30	$0.30
Outstanding, March 31, 2022	1,525,000	$546,250	$0.25-0.75	$0.36
Exercisable, March 31, 2022	1,186,111	$444,583	$0.25-0.75	$0.37

The weighted average remaining contractual life is approximately 2.61 years for stock options outstanding on March 31, 2022. At March 31, 2022, there was no intrinsic value to the outstanding stock options.

Summary Stock warrant information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2021	1,763,335	$496,667	$0.15-$0.75	$0.28
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, March 31, 2022	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, March 31, 2022	1,763,335	$496,667	$0.15 - 0.75	$0.28

The weighted average remaining contractual life is approximately 4.85 years for stock warrants outstanding on March 31, 2022. At March 31, 2022 the outstanding stock warrants had an aggregate intrinsic value of $16,750.

NOTE 10 – DISPOSITION OF BUSINESSES

Trinity Services LLC

In December 2020, management decided to sell or dissolve Trinity. All assets and liabilities of Trinity are classified as assets and liabilities of discontinued operations and included within net income (loss) from discontinued operations. All of Trinity’s equipment was sold in the year ended December 31, 2021 at auction through a third party auctioneer. All proceeds are being utilized to retire outstanding Trinity debt.

MG Cleaners LLC

On December 22, 2020, the Company, as the sole member of MG Cleaners LLC (“MG”), entered into a share exchange agreement (“Agreement”) with S&A Christian Investments L.L.C. (“S&A”) pursuant to which the Company transferred all of the membership interests of MG (“MG Interests”) to S&A in exchange for Stephen Christian, the control person of S&A, returning 1,408,276 shares of the Company’s common stock, par value $0.001 per share (“Exchanged Shares”) to the Company for cancellation, additional In connection with the sale of MG, Mr.Christian resigned as Executive Vice President and Secretary of the Company. The Company also agreed to pay $150,000 in cash to MG Cleaners, with $75,000 paid in December 2020. The remaining $75,000 was satisfied with a $40,000 sale of equipment and payment of $35,000 to MG Cleaners in February 2021.

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategic shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 present the assets and liabilities of Trinity and MG as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 present the results of Trinity and MG as Loss from discontinued operations. The Consolidated Statements of Cash Flows for the three months end March 31, 2022 and 2021 present operating, investing, and financing activities of Trinity and MG as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$—	$11
Accounts receivable, net	17,011	17,011
Prepaid expenses and other current assets	424	424
Current assets of discontinued operations	17,435	17,446
Other assets	1,500	1,500
Other assets of discontinued operations	1,500	1,500
Total assets of discontinued operations	$18,935	$18,946
Accounts payable	$242,111	$400,659
Accrued expenses and other liabilities	252,624	187,624
Current liabilities of discontinued operations	494,735	588,283
Notes payable - secured, net of current portion	150,000	150,000
Notes payable - unsecured, net of current portion	207,969	231,746
Long term liabilities of discontinued operations	357,969	381,746
Total liabilities of discontinued operations	$852,704	$970,029

The statements of operations of Trinity and MG combined are summarized below:

	Three months ended
	March 31,	March 31,
	2022	2021
Revenues	$—	$104,440
Cost of revenues	—	(173,542)
Selling, general and administrative	—	(141,699)
Loss from operations	—	(210,801)
Gain on extinguishment of debt	—	196,469
Other income (expense)	7,749	(2,913)
Interest expense, net	(2,861)	(39,210)
Net income (loss) from discontinued operations	$4,888	$(56,455)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has an open letter of credit in the amount of $414,638 as collateral for its insurance policy.

Litigation

During the year ended December 31, 2021, 5J Trucking LLC and James E. Frye entered into a settlement and release agreement with a third party equipment provider to settle outstanding claims by the provider. The Company agreed to pay a total of $196,188 to settle outstanding accounts payable, with $50,000 due upon execution and 24 monthly payments of $6,822. The Company recorded the liability as an unsecured note payable, as described in Note 7, which has a balance of $77,967 as of March 31, 2022.

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

The components of lease cost for operating leases for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Operating lease cost	$300,758	$125,110
Short-term lease cost	151,021	56,598
Total lease cost	$451,779	$181,708

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,037	$19,688

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2022 and December 31, 2021:

Lease Position	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$3,198,666	$3,312,710
Right of use liability operating lease current portion	$933,060	$816,671
Right of use liability operating lease long term	2,458,598	2,545,950
Total operating lease liabilities	$3,391,658	$3,362,621

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	3.5	3.7
Weighted-average discount rate
Operating leases	11.5%	10.9%

The following table provides the maturities of lease liabilities at March 31, 2022:

Operating
Leases
2022 (Nine months remaining)	$1,057,362
2023	1,189,018
2024	952,872
2025	718,375
2026 and thereafter	232,764
Total future undiscounted lease payments	4,150,391
Less: Interest	(758,733)
Present value of lease liabilities	$3,391,658

NOTE 13 – RELATED PARTY TRANSACTIONS

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the three months ended March 31, 2022, we purchased $26,300 in rental services and have charged the crane company $25,427 that are included in our revenues.

During the three months ended March 31, 2022, the Company entered into unsecured notes with related parties totaling approximately $1,129,098 in principal. See Note 7.

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

Our wholly-owned operating subsidiaries are:

●	5J Trucking LLC

●	5J Oilfield Services LLC
●	5J Specialized LLC
●	5J Transportation LLC
●	5J Logistics Services LLC

Together these business units are referred to as the “5J Transportation Group”.

Our operating subsidiaries provide a range of transportation services such as:

●	Transporting infrastructure components including bridge beams and power generation transformers
●	Transporting wind energy components
●	Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components
●	Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects
●	Transportation of midstream compressors
●	Flatbed freight
●	Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components
●	Drilling rig relocation for drilling contractors and oil and gas operators
●	Freight brokerage

In connection with our focus to expand our transportation services business and exit certain up-stream oil and gas industrial-related businesses, the financial results of the following business have been classified as discontinued operations on our consolidated financial statements:

●	MG Cleaners LLC. The Company sold this business in December 2020
●	Trinity Services LLC

We are headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, Victoria, Texas and Fort Mill, South Carolina . Our web site is www.SMGIndustries.com.

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

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited financial statements for the year ended December 31, 2021, included in the Company’s Form 10-K as filed with the SEC on April 15, 2022. Of these policies, the following are considered critical to an understanding of the Company’s condensed financial statements as they require the application of the most difficult, subjective and complex judgments: (1) Use of Estimates, (2) Share-Based Payment Arrangements, and (3) Income Taxes. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Sales	$16,181,053	$7,602,328
Cost of goods sold	(14,725,105)	(8,700,508)
Gross profit (loss)	1,455,948	(1,098,180)
Operating expenses	(2,463,881)	(1,512,400)
Loss from operations	(1,007,933)	(2,610,580)
Other expense	(2,628,085)	(1,197,988)
Loss from continuing operations	(3,636,018)	(3,808,568)
Income (loss) from discontinued operations	4,888	(56,455)
Net loss	$(3,631,130)	$(3,865,023)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the quarters ended March 31, 2022 and 2021 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the quarters ended March 31, 2022 and 2021 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the quarter ended March 31, 2022 increased to $16,181,053, an increase of 112.8% from $7,602,328 for the quarter March 31, 2021. The increase in sales in the first quarter of 2022 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the new contribution of revenues from our 5J Transportation flatbed and 5J Logistics brokerage division, not present in the comparable period in 2021 along with the general improvement in the domestic United States economy from COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2022, was $14,725,105, compared to $8,700,508 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 91% during the three months ended March 31, 2022, compared to 114.4% for the same fiscal period a year ago. The percentage increase in cost of goods sold includes $1,357,401 in non-cash depreciation charges. Additionally, driver payroll and settlements and fuel costs were $8,836,068 and $1,233,786, respectively.  We currently believe the Company will improve cost of sales as a percentage of sales through increased revenues covering more fixed costs within cost of sales and higher utilization of our existing equipment fleet through anticipated future increases in customer demand.

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2022, was $1,455,948, compared to a gross loss of $1,098,180 for the same period of 2021. Our gross loss margin was 9.0% during the three months ended March 31, 2022, compared to -14.4% for the same fiscal period a year ago. The improvement in gross loss margin is due to higher volumes of revenues and more favorable pricing as compared to the first quarter 2021 results.

Operating Expenses

	Three months ended March 31,
	2022	2021
Operating expenses:
General and administrative	$2,463,881	$1,512,400
Operating expenses	$2,463,881	$1,512,400

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $2,463,881 in the three months ended March 31, 2022, compared to $1,512,400 in the same period of 2021, representing an increase in operating expenses of $951,481, or 62.9%, from the three months ended March 31, 2021. The increase in operating expenses was primarily attributable to higher wage expense from additional managerial personnel added during the period for our newer divisions of Logistics brokerage and heavy haul division as well as general corporate expenses.

Loss From Operations

As a result of the preceding, our loss from operations was $1,007,933 during the three months ended March 31, 2022, compared with $2,610,580 for the same period of 2021. This $1,602,647, or 61.4%, improvement in our loss from operations was primarily attributable to gross margin improvement and higher revenues reducing our gross loss in the first quarter 2022 compared to the year ago period.

Net Loss From Continuing Operations

The result was that our net loss from continuing operations was $3,636,018 during the three months ended March 31, 2022, compared with $3,808,568 for the same period of 2021. This $172,550, or 4.5%, decrease in our net loss from continuing operations was primarily attributable to higher operating expenses and certain non-cash and one time charges partially offset by improved cost of sales for the first quarter 2022 compared to the comparable period in 2021.

Liquidity and Capital Resources

Our cash flows from operations are primarily funded through our financing activities, including our accounts receivable line of credit facility, notes and loans, stock sales, issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize lines of credit, borrowings, and stock sales to sufficiently sustain our current level of operations for the next 12 months. At present, we believe the industry and general domestic economic activity has realized improvement relative to the period one year ago as commodity prices have risen generating higher customer activity in our industrial division, as well as economic improvement from reduced COVID-19 pandemic prevalence in the markets we operate. These economic improvements, currently anticipated by the Company are partially offset by believed inflationary pressures such as higher fuel prices. We likely will require additional capital to maintain or expand operations. Additionally, we believe any material acquisition of another operating company would require additional outside capital consisting of debt or equity. Failure to secure additional funds could significantly hamper our ongoing operations particularly if a down cycle in our industry continues further. As the business cycle improves, and the pandemic dissipates in the markets we serve, we plan to improve our cash flows provided in operating activities by focusing on increasing sales by increasing utilization of the assets we have acquired and offering higher value services that receive higher gross margins. However, there can be no assurances given of industry improvement, pandemic relief or improved cash flows of our business.

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

Pursuant to the terms of the Security Agreement, the 5J Entities granted a security interest in all of their assets to Amerisource as collateral for the repayment of the Amerisource loan.

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

The proceeds from the issuance of the Note were used to pay down the outstanding balance owed to Utica Leaseco LLC (“Utica”) pursuant to a Second Forbearance Agreement entered into by and between 5J Trucking and 5J Oilfield with Utica on September 7, 2021 (“Forbearance Agreement”). The Utica agreement was paid in full through the Amerisource Loan Agreement in November 2021.

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

We had net working capital deficit of $9,959,137, as of March 31, 2022, compared to a deficit of $10,295,788 as of December 31, 2021.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities from continuing operations	$(2,166,931)	$(1,585,823)
Operating activities from discontinued operations	—	530,013
Operating activities	(2,166,931)	(1,055,810)

Investing activities from continuing operations	(37,022)	(35,000)
Investing activities from discontinued operations	—	—
Investing activities	(37,022)	(35,000)

Financing activities from continuing operations	4,374,485	1,331,787
Financing activities from discontinued operations	—	(150,173)
Financing activities	$4,374,485	$1,181,614

Operating Activities

Net cash used in operating activities was $2,166,931 for the three months ended March 31, 2022, an increase of $1,111,121, or 105.2%, from cash used in operating activities of $1,055,810 during the same period of 2021, including $0 and $530,013 of cash flows provided by discontinued operations, respectively.

For the three months ended March 31, 2022, net cash used in continuing operating activities of $2,166,931 consisted of net loss of $3,636,018, which included non-cash costs of depreciation and amortization of $1,357,401, amortization of deferred financing costs of $1,497,032 and bad debt expense of $153,801. Changes in working capital accounts included changes in accounts receivable of $1,023,905, other assets of $598,625 and accounts payable of $1,656,889, partially offset by changes in prepaid expenses and other current assets of $1,484,614.

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

Investing Activities

Net cash used in investing activities was $37,022 for the three months ended March 31, 2022, compared to $35,000 for the three months ended March 31, 2021.

For the three months ended March 31, 2022, net cash used in investing activities consisted of $37,022 of fixed asset additions. For the quarter ended March 31, 2021, net cash used in investing activities consisted of $35,000 paid to the buyer of MG Cleaners.

Financing Activities

Net cash provided by financing activities was $4,374,485 for the three months ended March 31, 2022, compared to $1,181,614 for the three months ended March 31, 2021, including $0 and $150,173 of cash used in related to discontinued operations, respectively.

For the three months ended March 31, 2022, net cash provided by financing activities consisted of proceeds from notes payable of $5,229,098, net proceeds from secured line of credit of $180,830, partially offset by repayment of notes payable of $1,035,443.

For the three months ended March 31, 2021, net cash provided by financing activities consisted of net proceeds from notes payable of $1,874,002 and proceeds from convertible notes payable of $150,000, offset by payments on notes payable of $338,001 and net payments on secured lines of credit of $354,214.

Off-Balance-Sheet Transactions

As of March 31, 2022, the Company has an open letter of credit in the amount of $414,638 as collateral for its insurance policy.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at March 31, 2022, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2022, Mr. Madden loaned us $95,025 pursuant to a short term bridge note that matured on March 31, 2022. Mr. Madden also received 142,538 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

On February 14, 2022, Mr. Madden loaned us $250,000 pursuant to a short term bridge note that matured on March 31, 2022. Mr. Madden also received 375,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

On February 14, 2022, James Frye, a member of our board of directors, loaned us $134,073 pursuant to a short term bridge note that matured on March 31, 2022. Mr. Frye also received 201,110 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

On March 3, 2022, Mr. Madden loaned us $450,000 pursuant to a short term bridge note that matures on March 31, 2022. Mr. Madden also received 675,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note.

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

SMG Industries Inc.
(Registrant)

May 16, 2022	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)