Form 10-Q
period 2022-06-30
SMG Industries Inc.
filed 2022-08-15
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 15, 2022, was 35,124,810.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES, INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,667,245	$257,768
Restricted cash	920,013	858,408
Accounts receivable, net of allowance for doubtful accounts of $1,243,088 and $1,041,387 as of June 30, 2022 and December 31, 2021, respectively	11,730,088	11,703,347
Prepaid expenses and other current assets	2,506,679	2,162,238
Current assets of discontinued operations	17,435	17,446

Total current assets	16,841,460	14,999,207

Property and equipment, net of accumulated depreciation of $13,929,165 and $11,262,193 as of June 30, 2022 and December 31, 2021, respectively	8,202,766	10,463,352
Right of use assets - operating lease	965,757	3,312,710
Other assets	434,824	448,887
Other assets of discontinued operations, net	1,500	1,500

Total assets	$26,446,307	$29,225,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,565,808	$3,958,515
Accounts payable – related party	188,555	94,602
Accrued expenses and other liabilities	4,097,202	4,055,113
Right of use liabilities - operating leases short term	568,800	816,671
Secured line of credit	8,964,841	9,468,759
Current portion of unsecured notes payable	3,009,169	1,168,420
Current portion of secured notes payable, net	3,531,599	3,527,960
Current portion of convertible note, net	4,409,199	1,616,672
Current liabilities of discontinued operations	436,074	588,283

Total current liabilities	27,771,247	25,294,995

Long term liabilities:
Convertible note payable, net	1,515,638	2,620,145
Notes payable - secured, net of current portion	18,706,646	14,535,751
Right of use liabilities - operating leases, net of current portion	509,425	2,545,950
Long term liabilities of discontinued operations	319,164	381,746

Total liabilities	48,822,120	45,378,587

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock - $0.001 par value; 250,000,000 shares authorized; 35,124,810 and 33,731,162 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	35,125	33,732
Additional paid in capital	17,273,004	16,845,873
Accumulated deficit	(39,683,942)	(33,032,536)

Total stockholders’ deficit	(22,375,813)	(16,152,931)

Total liabilities and stockholders’ deficit	$26,446,307	$29,225,656

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2022 and 2021

(Unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES	$18,076,897	$12,243,091	$34,257,950	$19,845,419

COST OF REVENUES	16,935,840	12,955,028	31,660,945	21,655,536

GROSS PROFIT (LOSS)	1,141,057	(711,937)	2,597,005	(1,810,117)

OPERATING EXPENSES:
Selling, general and administrative	2,287,965	1,617,201	4,751,846	3,129,601

Total operating expenses	2,287,965	1,617,201	4,751,846	3,129,601

LOSS FROM OPERATIONS	(1,146,908)	(2,329,138)	(2,154,841)	(4,939,718)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,178,694)	(1,321,988)	(4,797,731)	(2,570,777)
Gain on PPP Loan Forgiveness	—	3,148,100	—	3,148,100
Other income	9,048	18,902	—	19,541
Gain on disposal of assets	334,404	64,764	334,404	114,926

Total other income (expense)	(1,835,242)	1,909,778	(4,463,327)	711,790

NET LOSS FROM CONTINUING OPERATIONS	(2,982,150)	(419,360)	(6,618,168)	(4,227,928)

Income (loss) from discontinued operations	(38,126)	99,736	(33,238)	43,281
NET LOSS	(3,020,276)	(319,624)	(6,651,406)	(4,184,647)

Preferred stock dividends	—	(25,000)	—	(50,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,020,276)	$(344,624)	$(6,651,406)	$(4,234,647)

Net loss per common share
Continuing operations	$(0.08)	$(0.02)	$(0.19)	$(0.21)
Discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00
Net loss attributable to common shareholders	$(0.08)	$(0.02)	$(0.19)	$(0.21)

Weighted average common shares outstanding
Basic	35,124,810	20,958,782	34,722,766	20,235,320
Diluted	35,124,810	20,958,782	34,722,766	20,235,320

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2022 and 2021

(Unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2021	—	$—	—	$—	33,731,162	$33,732	$16,845,873	$(33,032,536)	$(16,152,931)
Shares issued for deferred financing costs	—	—	—	—	1,393,648	1,393	396,380	—	397,773
Share based compensation	—	—	—	—	—	—	15,605	—	15,605
Net loss	—	—	—	—	—	—	—	(3,631,130)	(3,631,130)

Balances at March 31, 2022	—	—	—	—	35,124,810	35,125	17,257,858	(36,663,666)	(19,370,683)
Share based compensation	—	—	—	—	—	—	15,146	—	15,146
Net loss	—	—	—	—	—	—	—	(3,020,276)	(3,020,276)

Balances at June 30, 2022	—	$—	—	$—	$35,124,810	$35,125	$17,273,004	$(39,683,942)	$(22,375,813)

Balances at December 31, 2020	2,000	$2	—	$—	19,446,258	$19,447	$10,978,254	$(21,815,556)	$(10,817,853)

Share based compensation	—	—	—	—	—	—	17,973	—	17,973
Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	393,107	393	174,658	—	175,051
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(3,865,023)	(3,865,023)

Balances at March 31, 2021	2,000	2	—	—	19,839,365	19,840	11,170,885	(25,705,579)	(14,514,852)

Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	2,026,587	2,027	1,286,805	—	1,288,832
Share based compensation	—	—	—	—	—	—	15,892	—	15,892
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(319,624)	(319,624)

Balances at June 30, 2021	2,000	$2	—	$—	$21,865,952	$21,867	$12,473,582	$(26,050,203)	$(13,554,752)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021

(Unaudited)

	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,618,168)	$(4,227,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	30,751	33,865
Depreciation	2,754,891	2,737,505
Amortization of deferred financing costs	2,387,577	566,039
Amortization of right of use assets - operating leases	226,072	209,753
Bad debt (recovery) expense	211,984	(9,980)
Gain on PPP loan forgiveness	—	(3,148,100)
Gain on disposal of assets	(334,404)	(114,926)
Changes in:
Accounts receivable	(238,725)	(4,348,033)
Prepaid expenses and other current assets	1,890,998	1,142,846
Other assets	(233,955)	(794,792)
Accounts payable	(1,392,707)	973,704
Accounts payable - related party	93,953	58,516
Accrued expenses and other liabilities	42,089	2,253,118
Right of use operating lease liabilities	(23,593)	(110,282)
Net cash used in operating activities from continuing operations	(1,203,237)	(4,778,695)
Net cash provided by operating activities from discontinued operations	—	608,519
Net cash used in operating activities	(1,203,237)	(4,170,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for disposal of MG Cleaners, LLC	—	(35,000)
Cash proceeds from disposal of property and equipment	329,271	—
Cash paid for purchase of property and equipment	(60,250)	(97,026)
Net cash provided by (used in) investing activities from continuing operations	269,021	(132,026)
Net cash provided by (used in) investing activities	269,021	(132,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on secured line of credit, net	(532,346)	1,819,234
Proceeds from notes payable	5,229,098	1,874,002
Payments on notes payable	(2,291,454)	(830,234)
Proceeds from convertible notes payable	—	1,405,000
Net cash provided by financing activities from continuing operations	2,405,298	4,268,002
Net cash provided by (used in) financing activities from discontinued operations	—	(226,932)
Net cash provided by financing activities	2,405,298	4,041,070

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,471,082	(261,132)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,116,176	979,088

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$2,587,258	$717,956

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,344,883	$1,285,489

Noncash investing and financing activities
Prepaid expenses financed with note payable	$1,960,439	$1,239,367
Preferred stock dividend	$—	$50,000
Shares issued for deferred financing costs	$397,773	$—
Note receivable for property and equipment	$275,000	$608,786
Beneficial conversion feature on convertible notes payable	$—	$1,463,883
Non-cash increase in secured notes payable for settlement of accounts payable	$—	$196,188
Equipment financed with note payable	$843,844	$—
Right of use assets and operating lease obligation recognized	$—	$2,478,508
Convertible notes payable issued to settle accounts payable	$—	$208,129

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

SMG is headquartered in Houston, Texas with facilities in Odessa, Floresville, Henderson, Victoria and Palestine, Texas, and Fort Mill, South Carolina.

In March 2020 the World Health Organization declared COVID-19 a pandemic. Throughout 2020 and into 2021 and through 2022, many variants of the virus arose. To date, the Company’s financial results and operations have not been materially adversely impacted by the COVID-19 pandemic. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations going forward will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income (loss) from discontinued operations for the three and six months ended June 30, 2022 and 2021. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of MG and Trinity. The discontinued operations exclude general corporate allocations.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method for stock options and warrant and the “if converted” method for convertible notes payable and preferred stock. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three and six months ended June 30, 2022, 1,525,000 of stock options, 1,763,335 of warrants and 79,467,400 shares issuable from convertible notes were considered for their dilutive effects. For the three and six months ended June 30, 2021, 1,700,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 42,961,290 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three and six months ended June 30, 2022 and 2021, all potentially dilutive instruments were excluded as their effect would have been anti-dilutive.

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

Customer Concentration and Credit Risk

During the six months ended June 30, 2022 and 2021, no customers exceeded 10% of revenue. No customer accounted for 10% of accounts receivable as of June 30, 2022 and December 31, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Equipment	$7,805,619	$7,768,597
Trucks and trailers	11,536,365	11,167,001
Downhole oil tools	659,873	659,873
Vehicles	1,538,528	1,538,528
Building	493,529	493,529
Furniture, fixtures and other	98,017	98,017

Property and equipment, gross	22,131,931	21,725,545

Less: accumulated depreciation	(13,929,165)	(11,262,193)

Property and equipment, net	$8,202,766	$10,463,352

Depreciation expense for the three months ended June 30, 2022 and 2021 was $1,397,490 and $1,319,104, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $2,754,891 and $2,737,505, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of June 30, 2022 and December 31, 2021 included the following:

	June 30, 2022	December 31, 2021
Payroll and payroll taxes payable	$1,386,191	$1,929,414
State and local tax payable	495,097	422,781
Interest payable	548,221	482,950
Accrued operational expenses	1,546,037	1,006,343
Accrued general and administrative expenses	100,300	178,561
Other	21,356	35,064

Total Accrued Expenses and Other Liabilities	$4,097,202	$4,055,113

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Secured notes payable:

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%	$100,000	$100,000

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. Note is currently past due. If a default notice is received, the interest rate will be 14%.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of MWTS, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023.	792,470	792,470

Secured note payable issued May 1, 2019 to a shareholder, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. Note is currently past due. If a default notice is received the interest rate will be 14%.	100,000	100,000

Secured note payable issued June 17, 2019 to a shareholder, bearing interest of 10% per year, due June 30, 2020. Note is currently past due. If a default notice is received, the interest rate will be 14%.	80,000	80,000

Secured note payable with a related party issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, due February 1, 2023.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	195,435	343,723

Secured note payable with a related party issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023.	311,449	545,050

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	390,000	390,000

Secured promissory note issued on June 20, 2020. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023.	600,680	784,261

Secured promissory note issued on January 27, 2022. The note is due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025, with monthly payments of approximately $15,275 per month beginning in June 2022 through maturity.	728,211	—

Secured promissory note with Amerisource, a related party, issued on September 7, 2021 in the amount of $12,740,000, bearing interest at 12%, maturing September 7, 2026. The Company is required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. On March 15, 2022, the Company entered into an agreement with Amerisource, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the Company from $12,740,000 to $16,740,000.	16,740,000	12,740,000
	22,238,245	18,075,504
Less discounts and deferred finance costs	—	(11,793)
Less current maturities	(3,531,599)	(3,527,960)

Long term secured notes payable, net of current maturities and discounts	$18,706,646	$14,535,751

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

The Company amortized total debt discount of $11,793 related to secured notes payable during the six months ended June 30, 2022.

Notes Payable – Unsecured

	June 30,	December 31,
	2022	2021
Insurance premium financing note with original principal of $1,353,151, monthly payments of $138,285, with stated interest of 4.76%, maturing on December 1, 2022.	$800,012	$—

Insurance premium financing note with original principal of $1,487,202, monthly payments of $153,537, with stated interest of 6.99%, maturing on May 1, 2022.	—	743,576

Insurance premium financing note with original principal of $292,065, monthly payments of $7,793, with stated interest of 5.78%, maturing on February 14, 2022.	—	58,413

Insurance premium financing note with original principal of $485,830, monthly payments of $49,809, with stated interest of 5.470%, maturing on February 14, 2023	386,176	—

Unsecured note payable with a shareholder. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. Note is currently past due. If a default notice is received, the interest rate will be 15%.	44,559	44,559

Unsecure advances from the sellers of MWTS, non-interest bearing and due on demand	35,000	35,000

Unsecured payable for settlement of lawsuit with an original settlement of $196,188, monthly payments of $6,822 for 24 months, with an interest rate of 6% and a default interest rate of 18%.	64,324	98,433

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. During the six months ended June 30, 2022, an additional $895,025 was loaned by the shareholder, related party. This note is currently past due.	1,045,025	150,000

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, related party, loaned the Company an additional $100,000. This note is currently past due.	250,000	150,000

Unsecured note payable with a shareholder. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, loaned the Company an additional $100,000. This note is currently past due.	250,000	150,000

Unsecured note payable with a shareholder, a related party. Note issued on February 14, 2022 for $134,073, due March 31, 2022 and 12% interest per year. This note is currently past due.	134,073	—

Notes payable - unsecured	3,009,169	1,429,981
Less discounts and deferred finance costs	—	(261,561)
Less current portion	(3,009,169)	(1,168,420)

Notes payable - unsecured, net of current portion	$—	$—

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

The Company amortized total debt discount of $659,335 related to unsecured notes payable during the six months ended June 30, 2022.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the six months ended June 30, 2022, $28,428 of debt discount was amortized to interest expense, and unamortized discount was $0 as of June 30, 2022. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

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

The balances under the above lines of credit were $8,964,841 and $9,468,759 as of June 30, 2022 and December 31, 2021, respectively.

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 13.9% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the six months ended June 30, 2022, $151,590 of debt discount was amortized to interest expense, and there was $0 of unamortized discount as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the outstanding principal balance was $1,600,000.

During the six months ended June 30, 2022, $1,687,804 of debt discount was amortized to interest expense, and there was $2,982,493 of unamortized discount as of June 30, 2022.

Of the $8,907,035 principal amount outstanding, $7,906,740 of the Convertible Notes are held by investors who are considered related parties, primarily existing debt holders.

As of June 30, 2022, the convertible notes, net balance was $5,924,837 which long term convertible notes payable of $1,515,638 and current portion of convertible notes of $4,409,199. As of December 31, 2021, the convertible notes, net balance was $4,236,817 which long term convertible notes payable of $2,620,145 and current portion of convertible notes of $1,616,672.

Future maturities of all the Company’s debt as of June 30, 2022 are as follows:

2022	$20,971,063
2023	7,800,193
2024	3,743,557
2025	3,644,580
2026	7,037,016
Thereafter	210,736
Total	$43,407,145

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2022, the Company issued a total of 1,393,648 shares of common stock to two lenders in connection with unsecured notes payable. These shares had a fair value of $397,773 and were recorded as deferred finance costs.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2021	1,575,000	$561,250	$0.25-0.75	$0.36
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(50,000)	(15,000)	$0.30	$0.30
Outstanding, June 30, 2022	1,525,000	$546,250	$0.25-0.75	$0.36
Exercisable, June 30, 2022	1,186,111	$444,583	$0.25-0.75	$0.37

The weighted average remaining contractual life is approximately 2.36 years for stock options outstanding on June 30, 2022. At June 30, 2022, there was no intrinsic value to the outstanding stock options.

Summary Stock warrant information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2021	1,763,335	$496,667	$0.15-$0.75	$0.28
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, June 30, 2022	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, June 30, 2022	1,763,335	$496,667	$0.15 - 0.75	$0.28

The weighted average remaining contractual life is approximately 4.60 years for stock warrants outstanding on June 30, 2022. At June 30, 2022 the outstanding stock warrants had an aggregate intrinsic value of $16,750.

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

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategic shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 present the assets and liabilities of Trinity and MG as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 present the results of Trinity and MG as Loss from discontinued operations. The Consolidated Statements of Cash Flows for the six months end June 30, 2022 and 2021 present operating, investing, and financing activities of Trinity and MG as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$—	$11
Accounts receivable, net	17,011	17,011
Prepaid expenses and other current assets	424	424
Current assets of discontinued operations	17,435	17,446
Other assets	1,500	1,500
Other assets of discontinued operations	1,500	1,500
Total assets of discontinued operations	$18,935	$18,946
Accounts payable	$237,375	$400,659
Accrued expenses and other liabilities	198,699	187,624
Current liabilities of discontinued operations	436,074	588,283
Notes payable - secured, net of current portion	150,000	150,000
Notes payable - unsecured, net of current portion	169,164	231,746
Long term liabilities of discontinued operations	319,164	381,746
Total liabilities of discontinued operations	$755,238	$970,029

The statements of operations of Trinity and MG combined are summarized below:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues	$—	$53,180	$—	$157,620
Cost of revenues	—	(48,145)	—	(221,687)
Selling, general and administrative	—	(104,390)	—	(246,089)
Loss from operations	—	(99,355)	—	(310,156)
Gain on forgiveness of PPP loan	—	—	—	196,469
Gain on asset sale	—	202,751	—	202,751
Other expense	(35,294)	(54,079)	(27,545)	(54,079)
Other income	—	28,887	—	25,974
Interest income (expense), net	(2,832)	21,532	(5,693)	(17,678)
Net income (loss) from discontinued operations	$(38,126)	$99,736	$(33,238)	$43,281

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has an open letter of credit in the amount of $414,638 as collateral for its insurance policy.

Litigation

During the year ended December 31, 2021, 5J Trucking LLC and James E. Frye entered into a settlement and release agreement with a third party equipment provider to settle outstanding claims by the provider. The Company agreed to pay a total of $196,188 to settle outstanding accounts payable, with $50,000 due upon execution and 24 monthly payments of $6,822. The Company recorded the liability as an unsecured note payable, as described in Note 7, which has a balance of $64,324 as of June 30, 2022.

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

During the three months ended June 30, 2022, the Company entered into a termination agreement with a lessor to release the Company from its obligation under the lease, and change the Company’s use of the asset to a month to month basis. In exchange for the use of the property previously being leased, the Company will maintain the premises, handle administrative services of the storage facility customers, and operate the storage business on behalf of the lessor. The Company derecognized a right of use asset of $2,120,881 and right of use lease liabilities of $2,260,803 in connection with this agreement, and recognized a gain on lease termination of $139,922, included in “Gain on disposal of assets” on the consolidated statement of operations. In connection with this termination, the Company entered into an agreement with the lessor to manage the property for the lessor in exchange for use of the property for the Company’s operations. The Company is accounting for this transaction as a contract with a customer under ASC 606, with the Company receiving non-cash consideration for the services provided. The Company estimated the fair value of the non-cash consideration in accordance with ASC 606-10-32 based on the market value of the lease payment for the space being used by the Company, and recognized revenue and corresponding rental expense, included within cost of sales on the Company’s consolidated statements of operations. During the three months ended June 30, 2022, the Company recognized revenue and expense of $120,000 related to this agreement.

The components of lease cost for operating leases for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$134,433	$140,294	$435,191	$265,404
Short-term lease cost	116,292	86,144	267,313	142,742
Total lease cost	$250,725	$226,438	$702,504	$408,146

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,593	$110,282

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

Lease Position	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$965,757	$3,312,710
Right of use liability operating lease current portion	$568,800	$816,671
Right of use liability operating lease long term	509,425	2,545,950
Total operating lease liabilities	$1,078,225	$3,362,621

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	11.2	3.7
Weighted-average discount rate
Operating leases	8.6%	10.9%

The following table provides the maturities of lease liabilities at June 30, 2022:

Operating
Leases
2022 (Six months remaining)	$371,226
2023	513,325
2024	267,583
2025	23,347
2026 and thereafter	—
Total future undiscounted lease payments	1,175,481
Less: Interest	(97,256)
Present value of lease liabilities	$1,078,225

NOTE 13 – RELATED PARTY TRANSACTIONS

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the six months ended June 30, 2022, we purchased $27,485 in rental services and have charged the crane company $42,352 that are included in our revenues.

During the six months ended June 30, 2022, the Company entered into unsecured notes with related parties totaling approximately $1,229,098 in principal. See Note 7.

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

In December 2020 we sold MG Cleaners LLC (“MG”), an oil and gas (“O&G”) drilling rig cleaning company. The results of operations of MG are reflected in the Consolidated Statements of Operations for the year ended December 31, 2020 as “net loss from discontinued operations”.

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

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Form 10-K as filed with the SEC on April 15, 2022. We do not consider any of our policies or estimates to be critical. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022	2021
Sales	$18,076,897	$12,243,091
Cost of goods sold	16,935,840	12,955,028
Gross profit (loss)	1,141,057	(711,937)
Operating expenses	2,287,965	1,617,201
Loss from operations	(1,146,908)	(2,329,138)
Other income (expense)	(1,835,242)	1,909,778
Loss from continuing operations	(2,982,150)	(419,360)
Income (loss) from discontinued operations	(38,126)	99,736
Net loss	(3,020,276)	(319,624)
Preferred stock dividends	—	(25,000)
Net loss attributable to common shareholders	$(3,020,276)	$(344,624)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the quarters ended June 30, 2022 and 2021 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the quarters ended June 30, 2022 and 2021 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the quarter ended June 30, 2022 increased to $18,076,897, an increase of 47.6% from $12,243,091 for the quarter June 30, 2021. The increase in sales in the second quarter of 2022 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the new contribution of revenues from our 5J Transportation flatbed and 5J Logistics brokerage division, not present in the comparable period in 2021 along with the general improvement in the domestic United States economy from COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2022, was $16,935,840, compared to $12,955,028 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 93.7% during the three months ended June 30, 2022, compared to 105.8% for the same fiscal period a year ago. Cost of goods sold includes $1,397,490 and $1,319,104, respectively in non-cash depreciation charges for the three months ended June 30, 2022 and 2021. The increase over the prior year was due to higher direct expenses associated with the increased volume of revenues, including driver payroll and settlements, fuel and freight costs compared to the prior period. We currently believe the Company will continue to improve cost of sales as a percentage of sales through increased revenues covering more fixed costs within cost of sales and higher utilization of our existing equipment fleet through anticipated future increases in customer demand.

Gross Profit (Loss)

Gross profit for the three months ended June 30, 2022, was $1,141,057, compared to a gross loss of $(711,937) for the same period of 2021. Our gross profit margin was 6.3% during the three months ended June 30, 2022, compared to (5.8)% for the same fiscal period a year ago. The improvement in gross loss margin is due to higher volumes of revenues as described above and more favorable pricing as compared to the second quarter 2021 results.

Operating Expenses

	Three months ended June 30,
	2022	2021
Operating expenses:
General and administrative	$2,287,965	$1,617,201
Operating expenses	$2,287,965	$1,617,201

Total operating expenses were $2,287,965 in the three months ended June 30, 2022, compared to $1,617,201 in the same period of 2021, representing an increase in operating expenses of $670,764, or 41.5%, from the three months ended June 30, 2021. The increase in operating expenses was primarily attributable to higher wage expense from additional managerial personnel added during the period for our newer divisions of logistics brokerage and heavy haul, as well as general corporate expenses.

Loss From Operations

As a result of the preceding, our loss from operations was $1,146,908 during the three months ended June 30, 2022, compared with $2,329,138 for the same period of 2021. This $1,182,230, or 50.8%, improvement in our loss from operations was primarily attributable to gross margin improvement and higher revenues in the second quarter 2022 compared to the year ago period.

Other Income (Expense)

Total other expense was $1,835,242 for the three months ended June 30, 2022 compared to other income of $1,909,778 for the three months ended June 30, 2021. Interest expense was $2,178,694 and $1,321,988 for the three months ended June 30, 2022 and 2021, respectively, as a result of increased non-cash amortization of debt costs associated with convertible debt issued in 2021. Additionally, in the prior period, the Company recognized a gain of $3,148,100 from PPP loan forgiveness.

Net Loss From Continuing Operations

The result was that our net loss from continuing operations was $2,982,150 during the three months ended June 30, 2022, compared with $419,360 for the same period of 2021. This $2,562,790, or 611.1%, increase in our net loss from continuing operations was primarily attributable to the prior period including a $3,148,100 gain related to PPP loan forgiveness. Excluding this one time item, the Company improved its net loss from continuing operations due to the gross margin improvements described above.

The following table sets forth the results of our operations for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022	2021
Sales	$34,257,950	$19,845,419
Cost of goods sold	31,660,945	21,655,536
Gross profit (loss)	2,597,005	(1,810,117)
Operating expenses	4,751,846	3,129,601
Loss from operations	(2,154,841)	(4,939,718)
Other income (expense)	(4,463,327)	711,790
Loss from continuing operations	(6,618,168)	(4,227,928)
Income (loss) from discontinued operations	(33,238)	43,281
Net loss	(6,651,406)	(4,184,647)
Preferred stock dividends	—	(50,000)
Net loss attributable to common shareholders	$(6,651,406)	$(4,234,647)

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the six months ended June 30, 2022 increased to $34,257,950, an increase of 73% from $19,845,419 for the six months ended June 30, 2021. The increase in sales during the six months of 2022 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the new contribution of revenues from our 5J Transportation flatbed and 5J Logistics brokerage division, not present in the comparable period in 2021 along with the general improvement in the domestic United States economy from COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2022, was $31,660,945, compared to $21,655,536 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 92.4% during the six months ended June 30, 2022, compared to 109.1% for the same fiscal period a year ago. Cost of goods sold includes $2,754,891 and $2,737,505, respectively in non-cash depreciation charges for the six months ended June 30, 2022 and 2021. The increase over the prior year was due to higher direct expenses associated with the increased volume of revenues, including driver payroll and settlements, fuel and freight costs compared to the prior period. We currently believe the Company will continue to improve cost of sales as a percentage of sales through increased revenues covering more fixed costs within cost of sales and higher utilization of our existing equipment fleet through anticipated future increases in customer demand.

Gross Profit (Loss)

Gross profit for the six months ended June 30, 2022, was $2,597,005, compared to a gross loss of $1,810,117 for the same period of 2021. Our gross profit (loss) margin was 7.6% during the six months ended June 30, 2022, compared to (9.1)% for the same fiscal period a year ago. The improvement in gross loss margin is due to higher volumes of revenues and more favorable pricing as compared to the first quarter 2021 results.

Operating Expenses

	Six months ended June 30,
	2022	2021
Operating expenses:
General and administrative	$4,751,846	$3,129,601
Operating expenses	$4,751,846	$3,129,601

Total operating expenses were $4,751,846 in the six months ended June 30, 2022, compared to $3,129,601 in the same period of 2021, representing an increase in operating expenses of $1,622,245, or 51.8%, from the six months ended June 30, 2021. The increase in operating expenses was primarily attributable to higher wage expense from additional managerial personnel added during the period for our newer divisions of logistics brokerage and heavy haul, as well as general corporate expenses.

Loss From Operations

As a result of the preceding, our loss from operations was $2,154,841 during the six months ended June 30, 2022, compared with $4,939,718 for the same period of 2021. This $2,784,877, or 56.4%, improvement in our loss from operations was primarily attributable to gross margin improvement and higher revenues reducing our gross loss during the six month period ended June 30, 2022 compared to the year ago period.

Other Income (Expense)

Total other expense was $4,463,327 for the six months ended June 30, 2022 compared to other income of $711,790 for the six months ended June 30, 2021. Interest expense was $4,797,731 and $2,570,777 for the six months ended June 30, 2022 and 2021, respectively, as a result of increased non-cash amortization of debt costs associated with convertible debt issued in 2021. Additionally, in the prior period, the Company recognized a gain of $3,148,100 from PPP loan forgiveness.

Net Loss From Continuing Operations

The result was that our net loss from continuing operations was $6,618,168 during the six months ended June 30, 2022, compared with $4,227,928 for the same period of 2021. This $2,390,240, or 56.5%, increase in our net loss from continuing operations was primarily attributable to the prior period including a $3,148,100 gain related to PPP loan forgiveness. Excluding this one time item, the Company improved its net loss from continuing operations due to the gross margin improvements described above.

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

On September 7, 2021, 5J Trucking, 5J Oilfield, 5J Transportation, 5J Brokerage and 5J Specialized LLC (the “5J Entities”) entered into a loan agreement (“Loan Agreement”) and security agreement (“Security Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the total amount of $12,740,000. Pursuant to the terms of the Loan Agreement, the 5J Entities will pay interest only on a monthly basis through October 1, 2022 and principal and interest thereafter over the remaining term through September 7, 2026. The Note bears interest at a rate of 12.0% per annum and may be prepaid early at any time without penalty. The 5J Entities will also pay an annual collateral management fee to Amerisource in the amount of 0.40% of the total loan amount payable at the closing and each anniversary during the term of the note. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company. On March 15, 2022, each of our 5J subsidiaries entered into an agreement with Amerisource pursuant to which Amerisource agreed to increase the loan commitment to the 5J entities from $12,740,000 to $16,740,000. The Company received $4,000,000 of cash proceeds from this agreement.

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

We had net working capital deficit of $10,929,787, as of June 30, 2022, compared to a deficit of $10,295,788 as of December 31, 2021.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities from continuing operations	$(1,203,237)	(4,778,695)
Operating activities from discontinued operations	—	608,519
Operating activities	(1,203,237)	(4,170,176)

Investing activities from continuing operations	269,021	(132,026)
Investing activities from discontinued operations	—	—
Investing activities	269,021	(132,026)

Financing activities from continuing operations	2,405,298	4,268,002
Financing activities from discontinued operations	—	(226,932)
Financing activities	$2,405,298	4,041,070

Operating Activities

Net cash used in operating activities was $1,203,237 for the six months ended June 30, 2022, a decrease of $2,966,939, or 71.1%, from cash used in operating activities of $4,170,176 during the same period of 2021, including $0 and $608,519 of cash flows provided by discontinued operations, respectively.

For the six months ended June 30, 2022, net cash used in continuing operating activities of $1,203,237 consisted of net loss of $6,618,168, which included non-cash costs of depreciation and amortization of $2,574,891, amortization of deferred financing costs of $2,387,577 and bad debt expense of $211,984. Changes in working capital accounts included changes in accounts receivable of $238,725, other assets of $233,955 and accounts payable of $1,392,707, partially offset by changes in prepaid expenses and other current assets of $1,890,998.

For the six months ended June 30, 2021, net cash used in continuing operating activities of $4,778,695 consisted of net loss from continuing operations of $4,227,928, plus $274,156 of non-cash items, consisting primarily of depreciation and amortization of $2,737,505, amortization of deferred financing costs of $566,039 amortization of right of use assets – operating leases of $209,753, gain on PPP loan forgiveness of $3,148,100 and gain on disposal of assets of $114,926, less $824,923 changes in operating assets and other operating activities.

Investing Activities

Net cash provided by investing activities was $269,021 for the six months ended June 30, 2022, compared to net cash used in investing activities of $132,026 for the six months ended June 30, 2021.

For the six months ended June 30, 2022, net cash provided by investing activities consisted of $329,271 of cash proceeds from disposal of property and equipment and $60,250 cash paid for fixed asset additions. For the six months ended June 30, 2021, net cash used in investing activities consisted of $35,000 paid to the buyer of MG Cleaners and $97,026 cash paid for fixed asset additions.

Financing Activities

Net cash provided by financing activities was $2,405,298 for the six months ended June 30, 2022, compared to $4,041,070 for the six months ended June 30, 2021, including $0 and $226,932 of cash used in related to discontinued operations, respectively.

For the six months ended June 30, 2022, net cash provided by financing activities consisted of proceeds from notes payable of $5,229,098, partially offset by repayment of notes payable of $2,291,454 and net payments on secured line of credit of $532,346.

For the six months ended June 30, 2021, net cash provided by financing activities consisted of net proceeds from notes payable of $1,874,002, proceeds from convertible notes payable of $1,405,000 and net proceeds on secured lines of credit of $1,819,234, offset by payments on notes payable of $830,234.

Off-Balance-Sheet Transactions

As of June 30, 2022, the Company has an open letter of credit in the amount of $414,638 as collateral for its insurance policy.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at June 30, 2022, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMG Industries Inc.
(Registrant)

August 15, 2022	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)