Form 10-Q
period 2022-09-30
SMG Industries Inc.
filed 2022-11-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2022, was 39,180,297.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES, INC.

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$395,483	$257,768
Restricted cash	1,105,818	858,408
Accounts receivable, net of allowance for doubtful accounts of $927,469 and $1,041,387 as of September 30, 2022 and December 31, 2021, respectively	11,656,527	11,703,347
Prepaid expenses and other current assets	3,525,644	2,162,238
Current assets of discontinued operations	17,435	17,446

Total current assets	16,700,907	14,999,207

Property and equipment, net of accumulated depreciation of $15,228,106 and $11,262,193 as of September 30, 2022 and December 31, 2021, respectively	6,712,073	10,463,352
Right of use assets - operating lease	851,382	3,312,710
Other assets	354,538	448,887
Other assets of discontinued operations, net	1,500	1,500

Total assets	$24,620,400	$29,225,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,765,464	$3,958,515
Accounts payable – related party	238,828	94,602
Accrued expenses and other liabilities	3,196,728	4,055,113
Right of use liabilities - operating leases short term	633,110	816,671
Secured line of credit	8,575,725	9,468,759
Current portion of unsecured notes payable	3,705,104	1,168,420
Current portion of secured notes payable, net	6,188,588	3,527,960
Current portion of convertible note, net	3,612,457	1,616,672
Current liabilities of discontinued operations	414,161	588,283

Total current liabilities	30,330,165	25,294,995

Long term liabilities:
Convertible note payable, net	3,049,201	2,620,145
Notes payable - secured, net of current portion	15,316,164	14,535,751
Right of use liabilities - operating leases, net of current portion	392,950	2,545,950
Long term liabilities of discontinued operations	310,359	381,746

Total liabilities	49,398,839	45,378,587

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock - $0.001 par value; 250,000,000 shares authorized; 39,180,297 and 33,731,162 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	39,181	33,732
Additional paid in capital	18,066,311	16,845,873
Accumulated deficit	(42,883,931)	(33,032,536)

Total stockholders’ deficit	(24,778,439)	(16,152,931)

Total liabilities and stockholders’ deficit	$24,620,400	$29,225,656

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2022 and 2021

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES	$19,331,484	$14,772,939	$53,589,434	$34,618,358

COST OF REVENUES	18,070,208	15,292,090	49,731,153	36,947,626

GROSS PROFIT (LOSS)	1,261,276	(519,151)	3,858,281	(2,329,268)

OPERATING EXPENSES:
Selling, general and administrative	2,404,852	1,455,253	7,156,698	4,584,854

Total operating expenses	2,404,852	1,455,253	7,156,698	4,584,854

LOSS FROM OPERATIONS	(1,143,576)	(1,974,404)	(3,298,417)	(6,914,122)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,635,875)	(2,059,908)	(7,433,606)	(4,630,685)
Gain on PPP Loan Forgiveness	—	105,000	—	3,253,100
Gain on settlement of debt	564,814	—	564,814	—
Other income	—	348	—	19,889
Gain on disposal of assets	17,500	—	351,904	114,926

Total other income (expense)	(2,053,561)	(1,954,560)	(6,516,888)	(1,242,770)

NET LOSS FROM CONTINUING OPERATIONS	(3,197,137)	(3,928,964)	(9,815,305)	(8,156,892)

Income (loss) from discontinued operations	(2,852)	316,926	(36,090)	360,207
NET LOSS	(3,199,989)	(3,612,038)	(9,851,395)	(7,796,685)

Preferred stock dividends	—	(25,000)	—	(75,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,199,989)	$(3,637,038)	$(9,851,395)	$(7,871,685)

Net income (loss) per common share
Continuing operations	$(0.09)	$(0.17)	$(0.28)	$(0.39)
Discontinued operations	$(0.00)	$0.01	$(0.00)	$0.02
Net loss attributable to common shareholders	$(0.09)	$(0.16)	$(0.28)	$(0.37)

Weighted average common shares outstanding
Basic	36,919,922	23,214,370	35,459,322	21,234,310
Diluted	36,919,922	23,214,370	35,459,322	21,234,310

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2021	—	$—	—	$—	33,731,162	$33,732	$16,845,873	$(33,032,536)	$(16,152,931)
Shares issued for deferred financing costs	—	—	—	—	1,393,648	1,393	396,380	—	397,773
Share based compensation	—	—	—	—	—	—	15,605	—	15,605
Net loss	—	—	—	—	—	—	—	(3,631,130)	(3,631,130)

Balances at March 31, 2022	—	—	—	—	35,124,810	35,125	17,257,858	(36,663,666)	(19,370,683)
Share based compensation	—	—	—	—	—	—	15,146	—	15,146
Net loss	—	—	—	—	—	—	—	(3,020,276)	(3,020,276)

Balances at June 30, 2022	—	—	—	—	35,124,810	35,125	17,273,004	(39,683,942)	(22,375,813)
Share based compensation	—	—	—	—	—	—	15,146	—	15,146
Shares issued for settlement of debt	—	—	—	—	750,000	750	138,000	—	138,750
Shares issued for debt extension	—	—	—	—	3,305,487	3,306	640,161	—	643,467
Net loss	—	—	—	—	—	—	—	(3,199,989)	(3,199,989)

Balances at September 30, 2022	—	$—	—	$—	$39,180,297	$39,181	$18,066,311	$(42,883,931)	$(24,778,439)

Balances at December 31, 2020	2,000	$2	—	$—	19,446,258	$19,447	$10,978,254	$(21,815,556)	$(10,817,853)

Share based compensation	—	—	—	—	—	—	17,973	—	17,973
Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	393,107	393	174,658	—	175,051
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(3,865,023)	(3,865,023)

Balances at March 31, 2021	2,000	2	—	—	19,839,365	19,840	11,170,885	(25,705,579)	(14,514,852)

Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	2,026,587	2,027	1,286,805	—	1,288,832
Share based compensation	—	—	—	—	—	—	15,892	—	15,892
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(319,624)	(319,624)

Balances at June 30, 2021	2,000	2	—	—	21,865,952	21,867	12,473,582	(26,050,203)	(13,554,752)
Share based compensation	—	—	—	—	—	—	17,279	—	17,279
Shares issued with debt and beneficial conversion feature on convertible notes	—	—	—	—	3,859,358	3,859	2,569,046	—	2,572,905
Preferred stock dividends	—	—	—	—	—	—	—	(25,000)	(25,000)
Net loss	—	—	—	—	—	—	—	(3,612,038)	(3,612,038)

Balances at September 30, 2021	2,000	$2	—	$—	$25,725,310	$25,726	$15,059,907	$(29,687,241)	$(14,601,606)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(9,815,305)	$(8,156,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	45,897	51,144
Depreciation	4,144,644	4,074,738
Shares issued for debt extension	643,467	—
Amortization of deferred financing costs	3,124,398	1,096,867
Amortization of right of use assets - operating leases	340,447	439,398
Bad debt expense	40,301	159,612
Gain on PPP Loan Forgiveness	—	(3,253,100)
Gain on settlement of debt	(564,814)	—
Gain on disposal of assets	(351,904)	(114,926)
Changes in operating assets and liabilities:
Accounts receivable	6,519	(6,508,178)
Prepaid expenses and other current assets	2,775,210	2,193,864
Other assets	(187,239)	(306,029)
Accounts payable	(144,341)	2,454,235
Accounts payable - related party	144,226	105,125
Accrued expenses and other liabilities	(706,001)	2,155,223
Right of use operating lease liabilities	(75,758)	(277,329)
Net cash used in operating activities from continuing operations	(580,253)	(5,886,248)
Net cash provided by operating activities from discontinued operations	—	568,518
Net cash used in operating activities	(580,253)	(5,317,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for disposal of MG Cleaners, LLC	—	(35,000)
Cash proceeds from disposal of property and equipment	329,271	—
Cash paid for purchase of property and equipment	(47,201)	(97,026)
Net cash provided by (used in) investing activities from continuing operations	282,070	(132,026)
Net cash provided by (used in) investing activities	282,070	(132,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	—	(20,623)
Proceeds (payments) on secured line of credit, net	(921,462)	2,880,180
Proceeds from notes payable	5,229,098	8,274,002
Payments on notes payable	(3,624,328)	(8,698,655)
Payments on convertible notes payable	—	(50,000)
Proceeds from convertible notes payable	—	3,255,000
Net cash provided by financing activities from continuing operations	683,308	5,639,904
Net cash provided by (used in) financing activities from discontinued operations	—	(226,932)
Net cash provided by financing activities	683,308	5,412,972

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	385,125	(36,784)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,116,176	979,088

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,501,301	$942,304

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$3,600,469	$3,508,529

Noncash investing and financing activities
Prepaid expenses financed with note payable	$3,638,407	$3,253,678
Preferred stock dividend	$—	$75,000
Shares issued for deferred financing costs	$397,773	$—
Note receivable for property and equipment	$500,209	$521,952
Beneficial conversion feature on convertible notes payable	$—	$4,036,788
Non-cash increase in secured notes payable for settlement of accounts payable	$—	$203,009
Equipment financed with note payable	$963,662	$—
Right of use assets and operating lease obligation recognized	$—	$2,478,508
Share issued for settlement of debt	$138,750	$—
Convertible notes payable issued to settle accounts payable	$—	$931,034

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

SMG is headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, and Victoria, Texas, and Fort Mill, South Carolina.

In March 2020 the World Health Organization declared COVID-19 a pandemic. Throughout 2020, 2021 and through 2022, many variants of the virus arose. To date, the Company’s financial results and operations have not been materially adversely impacted by the COVID-19 pandemic. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations going forward will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC and 5J Logistics Services LLC (together referred to as “5J” or “5J Group”), Momentum Water Transfer Services, LLC (“MWTS”), Jake Oilfield Solutions LLC (“Jake”) and Trinity Services LLC (“Trinity”), all of which have quarter ends of September 30 and fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income (loss) from discontinued operations for the three and nine months ended September 30, 2022 and 2021. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of MG and Trinity. The discontinued operations exclude general corporate allocations.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method for stock options and warrant and the “if converted” method for convertible notes payable and preferred stock. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three and nine months ended September 30, 2022, 1,525,000 of stock options, 1,763,335 of warrants and 79,467,400 shares issuable from convertible notes were considered for their dilutive effects. For the three and nine months ended September 30, 2021, 1,700,000 of stock options, 1,763,335 of warrants, 4,000,000 shares issuable from Series A Preferred Stock and 68,450,340 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three and nine months ended September 30, 2022 and 2021, all potentially dilutive instruments were excluded as their effect would have been anti-dilutive.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its negative working capital, and negative cash flows from operations are conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue (and improve cash flows from operations) in connection with its anticipated growth related to the Company’s February 2020 acquisition of 5J and its expanded revenue lines in heavy haul, super heavy haul, drilling rig mobilization, commodity freight, and brokerage services.

NOTE 4 – REVENUE

Disaggregation of revenue

All of the Company’s revenue from continuing operations is currently generated from services. As such no further disaggregation of revenue information is provided. All revenues are currently in the southern region of the United States.

Customer Concentration and Credit Risk

During the nine months ended September 30, 2022 and 2021, no customers exceeded 10% of revenue. No customer accounted for 10% of accounts receivable as of September 30, 2022 and December 31, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Equipment	$7,911,933	$7,768,597
Trucks and trailers	11,383,327	11,167,001
Downhole oil tools	659,873	659,873
Vehicles	1,334,059	1,538,528
Building	493,529	493,529
Furniture, fixtures and other	157,458	98,017

Property and equipment, gross	21,940,179	21,725,545

Less: accumulated depreciation	(15,228,106)	(11,262,193)

Property and equipment, net	$6,712,073	$10,463,352

Depreciation expense for the three months ended September 30, 2022 and 2021 was $1,398,753 and $1,337,233, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $4,144,644 and $4,074,738, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of September 30, 2022 and December 31, 2021 included the following:

	September 30, 2022	December 31, 2021
Payroll and payroll taxes payable	$1,293,375	$1,929,414
State and local tax payable	549,765	422,781
Interest payable	397,153	482,950
Accrued operational expenses	804,712	1,006,343
Accrued general and administrative expenses	100,300	178,561
Other	51,423	35,064

Total Accrued Expenses and Other Liabilities	$3,196,728	$4,055,113

NOTE 7 – NOTES PAYABLE

Notes payable included the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Secured notes payable:

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022.	$100,000	$100,000

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On September 9, 2022, the note was extended to December 31, 2022.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023. On September 29, 2022, the Company entered into a settlement of debt agreement and release. Per the agreement, the Company converted approximately $467,000 of debt into shares of common stock. The Company will pay six remaining quarterly payments of approximately $45,833 per month beginning in December 2022 through March 31, 2024, the amended maturity date.	275,000	792,470

Secured note payable issued May 1, 2019 to a shareholder, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. On September 9, 2022, the note was extended to December 31, 2022.	100,000	100,000

Secured note payable issued June 17, 2019 to a shareholder, bearing interest of 10% per year, due June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022.	80,000	80,000

Secured note payable with a related party issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, due February 1, 2023.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	130,428	343,723

Secured note payable with a related party issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023.	194,653	545,050

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	390,000	390,000

Secured promissory note issued on June 20, 2020 in connection with an equipment purchase. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023.	490,530	784,261

Secured promissory note issued on January 27, 2022. The note is due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025, with monthly payments of approximately $15,275 per month beginning in June 2022 through maturity.	688,315	—

Secured promissory note issued on July 11, 2022. The note is due on June 8, 2027 and secured by equipment owned by the Company. The Company will pay monthly payments of approximately $2,372 per month beginning in July 2022 through maturity.	115,826	—

Secured promissory note with Amerisource, a related party, issued on September 7, 2021 in the amount of $12,740,000, bearing interest at 12%, maturing September 7, 2026. The Company is required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. On March 15, 2022, the Company entered into an agreement with Amerisource, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the Company from $12,740,000 to $16,740,000.	16,740,000	12,740,000
	21,504,752	18,075,504
Less discounts and deferred finance costs	—	(11,793)
Less current maturities	(6,188,588)	(3,527,960)

Long term secured notes payable, net of current maturities and discounts	$15,316,164	$14,535,751

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

On September 29, 2022, the Company entered into a conversion of debt and release agreement with Denice Cox. Per the agreement, the Company issued 750,000 shares of common stock with a fair value of $138,750 and paid cash of $50,000. In return, the lender agreed to reduce the principal balance of the promissory note (“Note”) to $275,000 and accrued interest of $152,385 was forgiven. The Company will make six quarterly payments of $45,833 and will pay interest of 8% on the new principal amount of $275,000, and the Note matures on March 31, 2024. In addition, the lender agreed to forgive a $35,000 unsecured note payable as part of the transaction and $48,710 of accounts payable. The Company recognized a gain on settlement of $564,814 in connection with this transaction.

The Company amortized total debt discount of $11,794 related to secured notes payable during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company issued 720,000 shares for the extension of $480,000 in secured notes payable and 2,585,487 shares for the extension of $1,723,657 in unsecured notes payable. The Company recognized a total of $643,467 of interest expense based on the fair value of the shares issued to the lenders.

Notes Payable – Unsecured

	September 30,	December 31,
	2022	2021
Insurance premium financing note with original principal of $1,353,151, monthly payments of $138,285, with stated interest of 4.76%, maturing on December 1, 2022.	$385,159	$—

Insurance premium financing note with original principal of $1,487,202, monthly payments of $153,537, with stated interest of 6.99%, maturing on May 1, 2022.	—	743,576

Insurance premium financing note with original principal of $1,677,968, monthly payments of $174,154, with stated interest of 8.0%, maturing on May 1, 2023.	1,336,150	—

Insurance premium financing note with original principal of $292,065, monthly payments of $7,793, with stated interest of 5.78%, maturing on February 14, 2022.	—	58,413

Insurance premium financing note with original principal of $485,830, monthly payments of $49,809, with stated interest of 5.470%, maturing on February 14, 2023	236,748	—

Unsecured note payable with a shareholder. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. On September 9, 2022, the note was extended to December 31, 2022.	44,559	44,559

Unsecure advances from the sellers of MWTS, non-interest bearing and due on demand	—	35,000

Unsecured payable for settlement of lawsuit with an original settlement of $196,188, monthly payments of $6,822 for 24 months, with an interest rate of 6% and a default interest rate of 18%.	23,390	98,433

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. During the nine months ended September 30, 2022, an additional $895,025 was loaned by the shareholder, related party. On August 3, 2022, the note was extended to December 31, 2022.	1,045,025	150,000

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, related party, loaned the Company an additional $100,000. On August 3, 2022, the note was extended to December 31, 2022.	250,000	150,000

Unsecured note payable with a shareholder. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, loaned the Company an additional $100,000. On August 3, 2022, the note was extended to December 31, 2022.	250,000	150,000

Unsecured note payable with a shareholder, a related party. Note issued on February 14, 2022 for $134,073, due March 31, 2022 and 12% interest per year. On August 3, 2022, the note was extended to December 31, 2022.	134,073	—

Notes payable - unsecured	3,705,104	1,429,981
Less discounts and deferred finance costs	—	(261,561)
Less current portion	(3,705,104)	(1,168,420)

Notes payable - unsecured, net of current portion	$—	$—

On January 6, 2022, Newton Dorsett, a member of our board of directors, loaned us $100,000 pursuant to a short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022.

On January 6, 2022, Grey Fox Investments which is controlled by Brady Crosswell, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the loan to us in December 2021 of $150,000, totals $250,000. This note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022.

On January 7, 2022, Mr. Madden loaned us $100,000 pursuant to short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022.

On February 11, 2022, Mr. Madden loaned us $95,025 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 142,538 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022.

On February 14, 2022, Mr. Madden loaned us $250,000 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 375,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022.

On February 14, 2022, James Frye, a member of our board of directors, loaned us $134,073 pursuant to a short term note that matured on March 31, 2022. Mr. Frye also received 201,110 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022.

On March 3, 2022, Mr. Madden loaned us $450,000 pursuant to a short-term bridge note that matured on March 31, 2022. Mr. Madden also received 675,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022.

The Company amortized total debt discount of $659,335 related to unsecured notes payable during the nine months ended September 30, 2022.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the nine months ended September 30, 2022, $28,428 of debt discount was amortized to interest expense, and unamortized discount was $0 as of September 30, 2022. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

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

The balances under the above lines of credit were $8,575,725 and $9,468,759 as of September 30, 2022 and December 31, 2021, respectively.

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 13.9% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on February 27, 2023 and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the nine months ended September 30, 2022, $151,590 of debt discount was amortized to interest expense, and there was $0 of unamortized discount as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the outstanding principal balance was $1,600,000.

From August 2020 through December 2021, the Company entered into convertible note payable agreements with investors and related parties totaling $7,306,740, with $6,306,740 with related parties, with the notes paying a 10% per annum interest rate, convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share with a two year term. These convertible notes are secured by all of the assets of the Company, subject to prior liens and security interests. During the nine months ended September 30, 2022, $2,273,625 of debt discount was amortized to interest expense, and there was $2,245,082 of unamortized discount as of September 30, 2022.

As of September 30, 2022, the convertible notes, net balance was $6,661,658 with long term convertible notes payable of $3,049,201 and current portion of convertible notes of $3,612,457. As of December 31, 2021, the convertible notes, net balance was $4,236,817 which long term convertible notes payable of $2,620,145 and current portion of convertible notes of $1,616,672.

Future maturities of all the Company’s debt as of September 30, 2022 are as follows:

2022	$23,701,540
2023	8,887,796
2024	4,618,792
2025	5,114,297
2026	160,673
Thereafter	209,599
Total	$42,692,697

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2022, the Company issued a total of 1,393,648 shares of common stock to lenders in connection with unsecured notes payable. These shares had a fair value of $397,773 and were recorded as deferred finance costs.

During the nine months ended September 30, 2022, the Company issued 720,000 shares for the extension of $480,000 in secured notes payable and 2,585,487 shares for the extension of $1,723,657 in unsecured notes payable. The Company recognized a total of $643,467 of interest expense based on the fair value of the shares issued to the lenders.

On September 29, 2022, the Company entered into a conversion of debt and release agreement with Denice Cox as discussed in Note 7. Per the agreement, the Company issued 750,000 shares of the Company’s common stock as part of the settlement. These shares had a fair value of $138,750.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary stock option information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2021	1,575,000	$561,250	$0.25-0.75	$0.36
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(50,000)	(15,000)	$0.30	$0.30
Outstanding, September 30, 2022	1,525,000	$546,250	$0.25-0.75	$0.36
Exercisable, September 30, 2022	1,186,111	$444,583	$0.25-0.75	$0.37

The weighted average remaining contractual life is approximately 2.18 years for stock options outstanding on September 30, 2022. At September 30, 2022, there was no intrinsic value to the outstanding stock options.

Summary Stock warrant information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2021	1,763,335	$496,667	$0.15-$0.75	$0.28
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, September 30, 2022	1,763,335	$496,667	$0.15 - 0.75	$0.28
Exercisable, September 30, 2022	1,763,335	$496,667	$0.15 - 0.75	$0.28

The weighted average remaining contractual life is approximately 4.35 years for stock warrants outstanding on September 30, 2022. At September 30, 2022 the outstanding stock warrants had an aggregate intrinsic value of $11,725.

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

MG Cleaners LLC

On December 22, 2020, the Company, as the sole member of MG Cleaners LLC (“MG”), entered into a share exchange agreement (“Agreement”) with S&A Christian Investments L.L.C. (“S&A”) pursuant to which the Company transferred all of the membership interests of MG (“MG Interests”) to S&A in exchange for Stephen Christian, the control person of S&A, returning 1,408,276 shares of the Company’s common stock, par value $0.001 per share (“Exchanged Shares”) to the Company for cancellation, additional In connection with the sale of MG, Mr. Christian resigned as Executive Vice President and Secretary of the Company. The Company also agreed to pay $150,000 in cash to MG Cleaners, with $75,000 paid in December 2020. The remaining $75,000 was satisfied with a $40,000 sale of equipment and payment of $35,000 to MG Cleaners in February 2021.

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategic shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 present the assets and liabilities of Trinity and MG as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 present the results of Trinity and MG as Loss from discontinued operations. The Consolidated

Statements of Cash Flows for the nine months end September 30, 2022 and 2021 present operating, investing, and financing activities of Trinity and MG as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$—	$11
Accounts receivable, net	17,011	17,011
Prepaid expenses and other current assets	424	424
Current assets of discontinued operations	17,435	17,446
Other assets	1,500	1,500
Other assets of discontinued operations	1,500	1,500
Total assets of discontinued operations	$18,935	$18,946
Accounts payable	$230,463	$400,659
Accrued expenses and other liabilities	183,698	187,624
Current liabilities of discontinued operations	414,161	588,283
Notes payable - secured, net of current portion	150,000	150,000
Notes payable - unsecured, net of current portion	160,359	231,746
Long term liabilities of discontinued operations	310,359	381,746
Total liabilities of discontinued operations	$724,520	$970,029

The statements of operations of Trinity and MG combined are summarized below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$157,620
Cost of revenues	—	(1,972)	—	(223,659)
Selling, general and administrative	—	(24,927)	—	(271,016)
Loss from operations	—	(26,899)	—	(337,055)
Gain on forgiveness of PPP loan	—	177,243	—	373,712
Gain on asset sale	—	186,273	—	389,024
Other income (expense)	—	(11,467)	(27,545)	32,565
Interest income (expense), net	(2,852)	(8,224)	(8,545)	(98,039)
Net income (loss) from discontinued operations	$(2,852)	$316,926	$(36,090)	$360,207

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has cash collateral in the amount of $1,104,207 as collateral for its insurance policy.

Litigation

During the year ended December 31, 2021, 5J Trucking LLC and James E. Frye entered into a settlement and release agreement with a third party equipment provider to settle outstanding claims by the provider. The Company agreed to pay a total of $196,188 to settle outstanding accounts payable, with $50,000 due upon execution and 24 monthly payments of $6,822. The Company recorded the liability as an unsecured note payable, as described in Note 7, which has a balance of $23,390 as of September 30, 2022.

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

During the nine months ended September 30, 2022, the Company entered into a termination agreement with a lessor to release the Company from its obligation under the lease and change the Company’s use of the asset to a month to month basis. In exchange for the use of the property previously being leased, the Company will maintain the premises, handle administrative services of the storage facility customers, and operate the storage business on behalf of the lessor. The Company derecognized a right of use asset of $2,120,881 and right of use lease liabilities of $2,260,803 in connection with this agreement, and recognized a gain on lease termination of $139,922, included in “Gain on disposal of assets” on the consolidated statement of operations. In connection with this termination, the Company entered into an agreement with the lessor to manage the property for the lessor in exchange for use of the property for the Company’s operations. The Company is accounting for this transaction as a contract with a customer under ASC 606, with the Company receiving non-cash consideration for the services provided. The Company estimated the fair value of the non-cash consideration in accordance with ASC 606-10-32 based on the market value of the lease payment for the space being used by the Company, and recognized revenue and corresponding rental expense, included within cost of sales on the Company’s consolidated statements of operations. During the nine months ended September 30, 2022, the Company recognized revenue and expense of $120,000 related to this agreement.

The components of lease cost for operating leases for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$134,792	$271,356	$569,983	$661,870
Short-term lease cost	76,086	37,487	343,399	159,077
Total lease cost	$210,878	$308,843	$913,382	$820,947

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75,758	$277,329

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2022 and December 31, 2021:

Lease Position	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$851,382	$3,312,710
Right of use liability operating lease current portion	$633,110	$816,671
Right of use liability operating lease long term	392,950	2,545,950
Total operating lease liabilities	$1,026,060	$3,362,621

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	12.1	3.7
Weighted-average discount rate
Operating leases	8.6%	10.9%

The following table provides the maturities of lease liabilities at September 30, 2022:

Operating
Leases
2022 (Three months remaining)	$298,642
2023	513,325
2024	267,583
2025	23,347
2026 and thereafter	—
Total future undiscounted lease payments	1,102,897
Less: Interest	(76,837)
Present value of lease liabilities	$1,026,060

NOTE 13 – RELATED PARTY TRANSACTIONS

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and also owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. These three leases located in Palestine, West Odessa and Floresville, Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the nine months ended September 30, 2022, we purchased $290,065 in rental services and have charged the crane company $21,825 that are included in our revenues.

During the nine months ended September 30, 2022, the Company entered into unsecured notes with related parties totaling approximately $1,229,098 in principal. See Note 7.

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

Overview

We are a growth-oriented transportation services company focused on the domestic logistics market. Our primary business objective is to grow our operations and create value for our stockholders through organic growth and strategic acquisitions. We have implemented a Buy & Build growth strategy of acquiring middle market transportation companies and generating organic growth post-acquisition, when possible, by removing business constraints and strategic cross-selling of services benefiting us with higher equipment utilization and market share. We believe our business focus and equipment fleet position us to be significant participant in the domestic United States infrastructure market.

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

We are headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, Victoria, Texas and Fort Mill, South Carolina. Our web sites are www.SMGIndustries.com and www.5J-Group.com.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth the results of our operations for the three months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022	2021
Sales	$19,331,484	$14,772,939
Cost of goods sold	18,070,208	15,292,090
Gross profit (loss)	1,261,276	(519,151)
Operating expenses	2,404,852	1,455,253
Loss from operations	(1,143,576)	(1,974,404)
Other expense	(2,053,561)	(1,954,560)
Loss from continuing operations	(3,197,137)	(3,928,964)
Income (loss) from discontinued operations	(2,852)	316,926
Net loss	(3,199,989)	(3,612,038)
Preferred stock dividends	—	(25,000)
Net loss attributable to common shareholders	$(3,199,989)	$(3,637,038)

The Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the quarters ended September 30, 2022 and 2021 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the quarters ended September 30, 2022 and 2021 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the quarter ended September 30, 2022 increased to $19,331,484, an increase of 30.9% from $14,772,939 for the quarter ended September 30, 2021. The increase in sales in the third quarter of 2022 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the general improvement in the domestic United States economy from COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2022, was $18,070,208, compared to $15,292,090 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 93.5% during the three months ended September 30, 2022, compared to 103.5% for the same fiscal period a year ago. Cost of goods sold includes $1,389,753 and $1,337,233, in non-cash depreciation charges for the three months ended September 30, 2022 and 2021, respectively. The increase over the prior year was due to higher direct expenses associated with the increased volume of revenues, including driver payroll and settlements, and increased fuel and freight costs compared to the prior period. We currently believe the Company will continue to improve cost of goods sold as a percentage of sales through increased revenues covering more fixed costs within cost of goods sold and higher utilization of our existing equipment fleet through anticipated future increases in customer demand.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2022, was $1,261,276, compared to a gross loss of $519,151 for the same period of 2021. Our gross profit margin was 6.5% during the three months ended September 30, 2022, compared to a negative gross margin of 3.5% for the same fiscal period a year ago. The improvement in gross margin is due to higher revenues as described above and increased customer pricing as compared to the third quarter 2021 results.

Operating Expenses

	Three months ended September 30,
	2022	2021
Operating expenses:
General and administrative	$2,404,852	$1,455,253
Operating expenses	$2,404,852	$1,455,253

Total operating expenses were $2,404,852 in the three months ended September 30, 2022, compared to $1,455,253 in the same period of 2021, representing an increase in operating expenses of $949,599, or 65.3%, from the three months ended September 30, 2021. The increase in operating expenses was primarily attributable to higher wage expense from additional managerial personnel added during the period for our newer divisions of brokerage & logistics, and super heavy haul, as well as increased professional and general corporate expenses.

Loss From Operations

As a result of the preceding, our loss from operations was $1,143,576 during the three months ended September 30, 2022, compared with $1,974,404 for the same period of 2021. This $830,8288, or 42.1%, improvement in our loss from operations was primarily attributable to gross margin improvement and higher revenues in the third quarter 2022 compared to the year ago period.

Other Expense

Total other expense was $2,053,561 for the three months ended September 30, 2022 compared to other income of $1,954,560 for the three months ended September 30, 2021. Interest expense was $2,635,875 and $2,059,908 for the three months ended September 30, 2022 and 2021, respectively, as a result of increased non-cash amortization of debt costs associated with convertible debt issued in 2021 and deferred finance costs resulting from shares issued. Additionally, the Company recognized a gain of $564,814 from settlement of debt during the three months ended September 30, 2022.

Net Loss From Continuing Operations

The result was that our net loss from continuing operations was $3,197,137 during the three months ended September 30, 2022, compared with $3,928,964 for the same period of 2021. This $731,827, or 18.6%, improvement in our net loss from continuing operations was primarily attributable to the Company’s improved net loss from continuing operations due to the gross margin improvements described above and the recognition of gain from settlement of debt of $564,814.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth the results of our operations for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
	2022	2021
Sales	$53,589,434	$34,618,358
Cost of goods sold	49,731,153	36,947,626
Gross profit (loss)	3,858,281	(2,329,268)
Operating expenses	7,156,698	4,584,854
Loss from operations	(3,298,417)	(6,914,122)
Other expense	(6,516,888)	(1,242,770)
Loss from continuing operations	(9,815,305)	(8,156,892)
Income (loss) from discontinued operations	(36,090)	360,207
Net loss	(9,851,395)	(7,796,685)
Preferred stock dividends	—	(75,000)
Net loss attributable to common shareholders	$(9,851,395)	$(7,871,685)

The Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the nine months ended September 30, 2022 increased to $53,589,434, an increase of 54.8% from $34,618,358 for the nine months ended September 30, 2021. The increase in sales during the nine months of 2022 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the general improvement in the domestic United States economy from COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2022, was $49,731,153, compared to $36,947,626 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 92.8% during the nine months ended September 30, 2022, compared to 106.7% for the same fiscal period a year ago. Cost of goods sold includes $4,144,644 and $4,074,738, respectively in non-cash depreciation charges for the nine months ended September 30, 2022 and 2021. The increase over the prior year was due to higher direct expenses associated with the increased volume of revenues, including driver payroll and settlements, increased fuel and freight costs compared to the prior period. We currently believe the Company will continue to improve cost of goods sold as a percentage of sales through increased revenues covering more fixed costs within cost of goods sold and higher utilization of our existing equipment fleet through anticipated future increases in customer demand.

Gross Profit (Loss)

Gross profit for the nine months ended September 30, 2022, was $3,858,281, compared to a gross loss of $2,329,268 for the same period of 2021. Our gross profit margin was 7.2% during the nine months ended September 30, 2022, compared to a gross loss margin of 6.7% for the same fiscal period a year ago. The improvement in gross loss margin is due to higher volumes of revenues and more favorable pricing as compared to the comparable nine month period 2021 results.

Operating Expenses

	Nine months ended September 30,
	2022	2021
Operating expenses:
General and administrative	$7,156,698	$4,584,854
Operating expenses	$7,156,688	$4,584,854

Total operating expenses were $7,156,698 in the nine months ended September 30, 2022, compared to $4,584,854 in the same period of 2021, representing an increase in operating expenses of $2,571,844, or 56%, from the nine months ended September 30, 2021. The increase in operating expenses was primarily attributable to higher wage expense from additional managerial personnel added during the period for our newer divisions of brokerage & logistics, and super heavy haul, professional fees as well as general corporate expenses.

Loss From Operations

As a result of the preceding, our loss from operations was $3,298,417 during the nine months ended September 30, 2022, compared with $6,914,122 for the same period of 2021. This $3,615,705, or 52%, improvement in our loss from operations was primarily attributable to gross margin improvement and higher revenues reducing our gross loss during the nine month period ended September 30, 2022 compared to the year ago period.

Other Expense

Total other expense was $6,516,888 for the nine months ended September 30, 2022 compared to other expense of $1,242,770 for the nine months ended September 30, 2021. Interest expense was $7,433,606 and $4,630,685 for the nine months ended September 30, 2022 and 2021, respectively, as a result of increased non-cash amortization of debt costs associated with convertible debt issued in 2021 and shares issued as deferred finance costs. Non-cash amortization of debt costs was $3,124,398 and $1,096,867 for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company recognized a gain of $564,814 from settlement of debt during the three months ended September 30, 2022 and recognized a gain of $3,253,100 from PPP loan forgiveness during the three months ended September 30, 2021.

Net Loss From Continuing Operations

The result was that our net loss from continuing operations was $9,818,305 during the nine months ended September 30, 2022, compared with $8,156,892 for the same period of 2021. This $1,658,413, or 20.3%, increase in our net loss from continuing operations was primarily attributable to increased interest expense and PPP loan forgiveness in 2021, as described above.

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

On September 7, 2021, 5J Trucking, 5J Oilfield, 5J Transportation, 5J Logistics Services (formerly 5J Brokerage) and 5J Specialized LLC (the “5J Entities”) entered into a loan agreement (“Loan Agreement”) and security agreement (“Security Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the total amount of $12,740,000. Pursuant to the terms of the Loan Agreement, the 5J Entities will pay interest only on a monthly basis through October 1, 2022 and principal and interest thereafter over the remaining term through September 7, 2026. The Note bears interest at a rate of 12.0% per annum and may be prepaid early at any time without penalty. The 5J Entities will also pay an annual collateral management fee to Amerisource in the amount of 0.40% of the total loan amount payable at the closing and each anniversary during the term of the note. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company. On March 15, 2022, each of our 5J subsidiaries entered into an agreement with Amerisource pursuant to which Amerisource agreed to increase the loan commitment to the 5J entities from $12,740,000 to $16,740,000. The Company received $4,000,000 of cash proceeds from this agreement.

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

We had net working capital deficit of $13,629,258, as of September 30, 2022, compared to a deficit of $10,295,788 as of December 31, 2021.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities from continuing operations	$(580,253)	(5,886,248)
Operating activities from discontinued operations	—	568,518
Operating activities	(580,253)	(5,317,730)

Investing activities from continuing operations	282,070	(132,026)
Investing activities from discontinued operations	—	—
Investing activities	282,070	(132,026)

Financing activities from continuing operations	683,308	5,639,904
Financing activities from discontinued operations	—	(226,932)
Financing activities	$683,308	5,412,972

Operating Activities

Net cash used in operating activities was $580,253 for the nine months ended September 30, 2022, compared to cash used in operating activities of $5,317,730 during the same period of 2021, including $0 and $568,518 of cash flows provided by discontinued operations, respectively.

For the nine months ended September 30, 2022, net cash used in continuing operating activities of $580,253 consisted of net loss of $9,815,305, which included non-cash costs of depreciation and amortization of $4,144,644, shares issued for debt extension of $643,467, amortization of deferred financing costs of $3,124,398, gain on settlement of debt of $564,814 and gain on disposal of assets of $351,904. Changes in working capital accounts included changes in accrued expenses and other liabilities of $706,001, other assets of $187,239 and accounts payable of $144,341, partially offset by changes in prepaid expenses and other current assets of $2,775,210.

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

Investing Activities

Net cash provided by investing activities was $282,070 for the nine months ended September 30, 2022, compared to net cash used in investing activities of $132,026 for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, net cash provided by investing activities consisted of $329,271 of cash proceeds from disposal of property and equipment and $47,201 cash paid for fixed asset additions.

For the nine months ended September 30, 2021, net cash used in investing activities consisted of $35,000 paid to the buyer of MG Cleaners and cash used for the purchase of equipment of $97,026.

Financing Activities

Net cash provided by financing activities was $683,308 for the nine months ended September 30, 2022, compared to $5,412,972 for the nine months ended September 30, 2021, including $0 and $226,932 of cash used in related to discontinued operations, respectively.

For the nine months ended September 30, 2022, net cash provided by financing activities consisted of proceeds from notes payable of $5,229,098, partially offset by repayment of notes payable of $3,624,328 and net payments on secured line of credit of $921,462.

For the nine months ended September 30, 2021, net cash provided by financing activities consisted of net proceeds from notes payable of $8,274,002, proceeds from convertible notes payable of $3,255,000 and net proceeds on secured lines of credit of $2,880,180, offset by payments on notes payable of $8,698,655 and payment on convertible note payable of $50,000.

Off-Balance-Sheet Transactions

As of September 30, 2022, the Company has cash collateral deposit in the amount of $1,104,207 as collateral for its insurance policy.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at September 30, 2022, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, the Company issued an aggregate of 4,055,487 shares of its common stock (“Shares”) in connection with the settlement of an outstanding promissory note and the issuance to several note holders in exchange for the extension of the maturity dates of their notes, including 750,000 shares related to the settlement of a portion of one note. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SMG Industries Inc.
(Registrant)

November 14, 2022	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)