Form 10-K
period 2022-12-31
SMG Industries Inc.
filed 2023-04-17
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-54391

SMG INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0662991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20475 State Hwy 249, Suite 450
Houston, Texas 77070	(713) 955-3497
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including are code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit such files). Yes   ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’sassessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2022 was $4,281,560.

The number of shares of the registrant’s common stock outstanding as of April 17, 2023 was 47,739,284.

Documents Incorporated by Reference

None

SMG Industries Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2022

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

We are a growth-oriented Transportation Services company focused on the domestic logistics market. Our primary business objective is to grow our operations and create value for our stockholders through organic growth and strategic acquisitions. We have implemented a Buy and Build growth strategy of acquiring transportation companies and generating organic growth post-acquisition when possible, by removing business constraints and strategic cross-selling of services in an effort to raise equipment utilization and grow market share. We believe our business focus and equipment fleet position us to be a growing participant in the domestic United States infrastructure market.

Our wholly-owned operating subsidiaries are:

●5J Trucking LLC
●5J Oilfield Services LLC
●5J Specialized LLC
●5J Transportation LLC
●5J Logistics Services LLC (formerly 5J Brokerage LLC)
●5J Driveaway LLC

Together, we commonly refer to the above as the “5J Transportation Group”.

Our operating subsidiaries provide a range of services in transportation, such as:

●Transporting infrastructure components including bridge beams and power generation transformers
●Transporting wind energy components
●Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components
●Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects
●Transportation of natural gas compressors
●Flatbed freight
●Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components
●Drilling rig relocation for drilling contractors and oil and gas operators
●Freight brokerage
●Driveaway services providing drivers for delivery of trucks, tractors and industrial items.

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

Super Heavy Haul

A super heavy haul is a permit-required over-dimensional load that typically exceeds 254,000 pounds gross vehicle weight and requires specialized equipment. Examples of this type of load include refinery components, boilers, slug catchers, vessels, large natural gas compressors, large wind components for renewable energy, and transformers for the power industry.

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

Driveaway Services

Providing safe and dependable vehicle transport services for manufactures, dealers and other companies. Services include pickup and delivery of many classes of trucks including tractors, cab and chassis, motorized RVs, and utility trucks.

Company Strategies

Diversify Transportation Service Offerings

Our strategy of developing or adding additional lines of service such as heavy haul of bridge beams and wind energy components continue to diversify our business and provide enhanced service offerings to our customers. Recent examples include the December 2021 formation of our brokerage logistics subsidiary in Fort Mill, South Carolina with operations throughout the domestic United States that further diversified our business and customer base. Given the volatility of hydrocarbon prices and its affect on upstream oil and gas (“O&G”) customer activity, this diversification strategy assists in the drilling rig mobilization services which was a legacy offering of the Company. Strategically, we have pivoted over the last few years in an attempt to reduce concentration in the O&G markets by focusing on the infrastructure business of hauling bridge beams, wind energy components and power transformers. We believe we will likely continue to have exposure in the upstream O&G market given the geography and customers we serve, and as such, our strategy is to reduce the overall percentage to a minority share of our total business assisted by acquisitions of other transportation companies, if consummated, and organically establishing additional lines of business.

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

The acquisition of 5J in February 2020 added approximately 460 tractors, trailers, cranes and forklift fleet of equipment to offer heavy haul, super heavy haul, drilling rig mobilization and commodity freight services.

Add Owner Operator Trucking Companies to Enhance Transportation Business

In our experience, independent trucking company fleets with less than 100 tractors/drivers, it can be customary to ‘lease on’ with a larger transportation firm benefitting from their back-office infrastructure, insurance policies and access to additional ancillary equipment. 5J has historically sought a balance between company owned tractors, drivers and equipment and owner/operators who have leased-on to 5J’s operating authority. We have enhanced our fleet with approximately 100 tractors through several owner operators that have leased-on representing approximately 49% of our total fleet offering. Our revenue share lease allows our owner/operators of this described size to operate more efficiently, and we do not have to carry their assets and fixed overhead creating a balance for our transportation business.

Expand Service Offerings within Existing Customers

We currently have over 600 customers, many of which are leading companies in their respective fields. Our strategy is to deepen our relationship with those customers by expanding our service offerings with them. As an example, our logistics brokerage division can utilize our drivers verses third party drivers for jobs from time to time. Additionally, a super heavy haul load many times has additional components and items that are hauled with our flatbed services expanding the “wallet share” with a customer.

Our company headquarters are located in Houston, Texas.

Sales Plan

The Company’s sales plan includes utilizing employed sales personnel based in our various locations that are engaged to generate sales. Our sales personnel are typically compensated on a fixed base salary plus performance incentives. We also engage commission-only salespersons from time to time to supplement the main employee-based sales force. We believe transportation services is a relationship-based business where sales relationships are important as well as safety record, equipment fleet profile and the quality of our employed and commission-based salespersons.

Safety

Our Company emphasizes a safety-focused culture and conducts mandatory orientations for all of its drivers and includes safety moments in its weekly staff meetings. The U.S. Department of Transportation (DOT) requires that the Company perform drug and alcohol testing that meets DOT regulations, and our safety program includes pre-employment, random and post-accident drug testing and all other testing required by the DOT. The Company also utilizes safety in the field programs on a customary basis.

Employees

As of December 31, 2022, we had 269 employees of whom 21 were administrative, 9 were in sales and marketing and 239 were in service or operations. In addition, we may employ independent contractors from time to time. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid day rates or hourly commensurate with the job. Employees and independent contractors are required to execute agreements with us that set forth terms of engagement and contain customary confidentiality and non-competition provisions.

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

We have significant outstanding indebtedness under our credit facilities. As of December 31, 2022, we had fully drawn the availability under our credit facility. Due to this limited liquidity we may not be able to provide our services, which could lead to continued deterioration in our financial condition. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by our customers capital expenditures and activity. We cannot assure that our business will generate sufficient cash flows from operations, or that future capital will be available to us in an amount sufficient to fund our liquidity needs. We cannot assure you that we will be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all. Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

The loan agreement and line of credit facility pledges all of the 5J Transportation Group’s accounts receivable to Amerisource Funding Inc.

In connection with SMG’s acquisition of 5J, each of 5J Oilfield Services and 5J Trucking entered into a revolving accounts receivable assignment and term loan financing and security agreement with Amerisource Funding Inc. Additionally, in September 2021, the 5J Transportation Group entered into a loan agreement with Amerisource Funding Inc. Pursuant to the terms of the loan agreement and the line of credit agreement, Amerisource has been granted a first lien on all of the accounts receivable and other personal property of the 5J Transportation Group, other than 5J Driveaway which was formed subsequent to the loan and line of credit agreement. In the event that the 5J Transportation Group was unable to comply with the payment terms of the Amerisource loan and/or the accounts receivable agreement, Amerisource could terminate the accounts receivable facility or declare the loan to be in default with the 5J Transportation Group in an effort to seek repayment under the terms of the agreements. If Amerisource were successful, we would be unable to borrow working capital funds and operate our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected. Additionally, we have guaranteed the Amerisource financing facility on behalf of our subsidiaries who are the borrowers.

The interest rate on a significant portion of our indebtedness varies with the market rate of interest. An increase in the prime interest rate could have a material adverse effect on our interest expense and our results of operations.

The interest on our lines of credit and term loans are payable monthly and are at rates per annum equal to the prime rate plus a range of 6% or more. The interest under our credit facilities will fluctuate over time, and if the prime rate significantly increases, our interest expense will increase. This could have a material adverse effect on our results of operations.

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

We have sustained losses from operations during each of the last two years, which as of December 31, 2022, accumulated to $44,642,776, including an operating loss of $3,012,244 and $8,934,649 for the years ended December 31, 2022 and 2021, respectively. Accordingly, our auditor has concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited consolidated financial statements appearing at the end of this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our consolidated financial statements for the years ended December 31, 2022 and 2021, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which would have a material adverse effect on our operations.

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

We faced a very difficult operating environment in 2022 and believe it could continue into 2023, with labor shortages, the reduced but continued economic effects of the global COVID pandemic and working capital business liquidity constraints can from time to time make it a challenge for us to provide services. We cannot give any assurances about possible future pandemics, their effects on the economy or our business. We cannot give any assurances that we will raise future capital to provide more additional working capital and liquidity, and on terms acceptable to us, if at all. Due to liquidity constraints from time to time, we may be forced to curtail operations in some or all of our locations which would materially and adversely affect our revenues and operations.

Our business depends in part on domestic (United States) spending by the crude oil and natural gas industry which suffered significant price volatility in 2021 and 2022, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

While our Company generally benefitted from increased oil and gas prices in the United States in fiscal year 2022 compared to the previous year, we are trying to reduce the percentage of revenues and activity received from upstream oil and gas customers over time. If future hydrocarbon prices decline, it could have a negative effect on our business as customers would potentially reduce their operating and capital expenditures which would reduce demand for our services.

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

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for drilling services. Oil and gas prices, as well as demand for the Company’s services, also depend upon other factors that are beyond the Company’s control, including the following:

●Supply and demand for crude oil and natural gas,
●political pressures against crude oil and natural gas exploration and production, OPEC and Russia oil production decisions,
●cost of exploring for, producing, and delivering oil and natural gas,
●expectations regarding future energy prices,
●advancements in exploration and development technology,
●adoption or repeal of laws regulating oil and gas production in the U.S.,
●imposition or lifting of economic sanctions against foreign companies,
●weather conditions,
●rate of discovery of new oil and natural gas reserves,
●tax policy regarding the oil and gas industry,
●development and use of alternative energy sources, and
●the ability of oil and gas companies to generate funds or otherwise obtain external capital for projects and production operations.

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

Approximately 49% of the Company’s revenue was carried by owner-operators in 2022. The Company’s reliance on independent owner-operators creates numerous risks for the Company’s business. For example, the Company from time to time provides financing to certain of its independent owner-operators purchasing tractors from the Company. If owner-operators operating the tractors the Company financed default under or otherwise terminate the financing arrangement and the Company is unable to find a replacement owner-operator, the Company may incur losses on amounts owed to it with respect to the tractor in addition to any losses it may incur as a result of idling the tractor. Further, if the Company is unable to provide such financing in the future, due to liquidity constraints or other restrictions, the Company may experience a shortage of owner-operators.

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

We operate in a highly cyclical industry. A key factor driving demand for our industrial services is the level of economic activity with domestic oil and gas companies, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. Producers tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies and reduced prices, which in turn tend to reduce activity levels for oilfield services. Midstream or pipeline operating companies typically utilize service companies in their construction, build out or maintenance of their infrastructure they operate and manage. Midstream operators also have cyclical capital spending where area activity and hydrocarbon prices may have an effect on new project economics that may result in delays or elimination of project expenditures. Heavy haul logistics and transportation typically includes a material amount of oilfield production equipment as such is cyclical in nature.

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

As of December 31, 2022, one customer accounted for 14% of our accounts receivable balance. During the twelve-month period ended December 31, 2022, no customers represented 10% or more of our revenues.

These customers do not have any ongoing commitment to purchase our services. While additional customers have been sourced since December 31, 2022, customer concentration risk still exists. The loss of or a sustained decrease in demand by these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, should these large customers default in their obligations to pay, our results of operations and cash flows could be adversely affected.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

Our success is largely dependent on the skills, experience, and efforts of our management team. We currently depend on the continued services and performance of the key members of our management team, including Steven Madden, our Chief Transition Officer, Matthew Flemming, our Interim Chief Executive Officer, Interim Chief Financial Officer and Chief Business Development Officer and James Frye, our President of 5J Transportation Group operating division. Mr. Frye, in connection with our acquisition of 5J, entered into a three-year employment agreement with 5J, with automatic one-year renewals after the initial term. However, the loss of any such key personnel could result in a disruption to the operations of the 5J Transportation Group. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

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

The risks associated with our future acquisitions also include the following:

●the business culture of the acquired business may not match well with our culture,
●we may fail to retain, motivate, and integrate key management and other employees of the acquired business,
●we may experience problems in retaining customers and integrating customer bases, and
●we may experience complexities associated with managing the combined businesses and consolidating multiple physical locations.

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

We are vulnerable to the potential difficulties associated with rapid growth

We believe that our future success depends on our ability to manage the rapid growth that we expect to experience organically and through acquisitions. Our anticipated growth will place additional demands and responsibilities on our management to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. The following could present difficulties:

●Lack of sufficient executive level personnel
●Increased administrative burden
●Availability of suitable acquisitions
●Additional equipment to satisfy customer requirements
●The ability to provide focused service attention to our customers

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any or all of the actions listed below, which could have a material adverse effect on our operations:

●	the reformulation of certain products to meet new standards

●	the recall or discontinuance of certain products and/or services

●	additional record keeping

●	expanded documentation of the properties of certain products

●	revised, expanded or different labeling

●	additional scientific substantiation

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

The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, cold freezes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which our suppliers may be located could adversely affect our operations and financial performance. Natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our offices and disrupt our ability to deliver our products and services. Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

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

Our operations are subject to hazards inherent in the transportation services and the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, and oil spills. These conditions can cause:

●Personal injury or loss of life,

●Damage to or destruction of property, equipment, and the environment, or

●Suspension of operations by our customers

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

Our common stock is traded on the OTCQB Venture Market (herein “OTC Market”), an inter-dealer automated quotation system for equity securities. According to OTC Markets, during the thirty days preceding filing of this report, the average daily trading volume of our common stock was approximately 19,000 shares traded per day, on average, and currently is thinly traded. As of March 31, 2023, we had 894 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Our Officers, Directors and ten percent or greater shareholders are collectively the beneficial owners of approximately 76.6% of the outstanding shares of our common stock as of the date of this report, assuming the conversion of all of the convertible securities held by our Officers, Directors and ten percent or greater shareholders. As long as our Officers, Directors and ten percent or greater shareholders collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our Officers, Directors and ten percent or greater shareholders. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our Officers, Directors and ten percent or greater shareholders have significant influence over our company, the price of our common stock could be materially depressed. Upon the conversion of all of our outstanding convertible notes, an additional 79,467,400 shares of our common stock would be issued and outstanding resulting in substantial dilution of our current shareholders voting power and ownership interests. The Officers, Directors and ten percent or greater shareholders will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of Directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 1,000,000 shares of preferred stock, none of which are currently outstanding. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Our stock price is volatile.

The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

●our developing business

●relatively low price per share

●relatively low public float

●variations in quarterly operating results

●changes in our cash flow from operations or earnings estimates

●general market trends and economic conditions in the industries in which we do business

●Domestic and international economic, legal and regulatory factors unrelated to our performance

●the number of holders of our common stock

●the interest of securities dealers in maintaining a market for our common stock

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

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTC Markets if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our common stock on the OTC Markets. Due to the foregoing, demand for shares of our common stock on the OTC Markets may be decreased or eliminated.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located at 20475 State Hwy 249, Suite 450, Houston, Texas 77070, where we lease approximately 4,319 square feet of office space pursuant to a thirty-nine-month term that commenced on December 1, 2021, at a rate of approximately $6,000 per month. We also have facilities throughout Texas. Our 5J Oilfield Services and 5J Trucking subsidiaries both have entered into leases for our Palestine, Texas location. The term of the lease is for five years, expiring on February 1, 2025. The aggregate lease amount is for $6,750 per month, with an option to extend the lease for an additional five years. We lease a ten-acre facility located in Floresville, Texas. The Floresville lease is for a term of three-years expiring on April 30, 2023 at a cost of $3,500 per month. We lease a nineteen-acre facility in West Odessa, Texas. The West Odessa lease is for a term of five years expiring on February 1, 2025 at a cost of $4,000 per month. The Palestine, Floresville and West Odessa leases are all leased from 5J Properties LLC, controlled by Mr. Frye the previous owner of 5J, a member of our board of directors, and an affiliate of our Company. Additionally, 5J has leased an office in Fort Mill, South Carolina comprised of approximately 1,969 square feet of office space, for approximately $4,256 per month, expiring on October 31, 2023. The Company currently utilizes a location in East Houston, Texas that it previously leased until April 1, 2022. The Company entered into a transition services agreement to use the site in exchange for operating the remaining area on behalf of the lessor, for no consideration. This agreement is on a month to month basis and is cancelable by either party with 30 days notice.

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

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
March 31, 2022	$0.36	$0.18
June 30, 2022	$0.25	$0.13
September 30, 2022	$0.20	$0.14
December 31, 2022	$0.22	$0.10

March 31, 2021	$0.36	$0.06
June 30, 2021	$0.25	$0.12
September 30, 2021	$0.25	$0.15
December 31, 2021	$0.46	$0.16

As of March 31, 2023, the closing sales price of our common stock on the OTCQB was $0.19. As of March 31, 2023, there were approximately 894 stockholders of record of our common stock.

Dividend Policy

Any determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. In addition, the terms of any current or future debt or credit facility may preclude us from paying dividends. At this time, we do not anticipate paying any future dividends.

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

Our wholly-owned operating subsidiaries are:

●5J Trucking LLC

●5J Oilfield Services LLC

●5J Specialized LLC

●5J Transportation LLC

●5J Logistics Services LLC
●5J Driveaway LLC

Together these business units are referred to as the “5J Transportation Group”.

Our operating subsidiaries provide a range of transportation services such as:

●Transporting infrastructure components including bridge beams and power generation transformers
●Transporting wind energy components
●Heavy haul of production equipment, heat exchangers, coolers, construction equipment, and refinery components,
●Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects
●Transportation of midstream compressors
●Flatbed freight
●Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components
●Drilling rig relocation for drilling contractors and oil and gas operators
●Freight brokerage for retail and industrial customers,

In connection with our focus to expand our transportation services business and exit certain up-stream oil and gas (O&G) industrial-related businesses, the financial results of the following business have been classified as discontinued operations on our consolidated financial statements for the following businesses:

●MG Cleaners LLC. The Company sold this business in December 2020
●Trinity Services LLC

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

In December 2020, the Company decided to cease the operations of Trinity Services LLC (“Trinity”), an O&G drilling pad dirt construction company. The assets and operations of Trinity are reflected on the December 31, 2022 and 2021 Consolidated Balance Sheets as “assets or liabilities of discontinued operations” and the results of operations are reflected in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 as “net loss from discontinued operations”.

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

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The Consolidated Balance Sheets as of December 31, 2022 and 2021 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the years end December 31, 2022 and 2021 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the years end December 31, 2022 and 2021 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the year ended December 31, 2022 increased to $71,021,862, an increase of 36% from $52,113,827 for the year ended December 31, 2021. The increase in sales in the year end 2022 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the new contribution of revenues from our 5J Logistics brokerage division, not present in the previous year period along with the general improvement in the domestic United States economy from COVID-19 pandemic.

During the year ended December 31, 2022, cost of sales increased to $65,285,261, or approximately 92% of sales, compared to $52,714,418, or about 101.2% of sales for the 2021 period. The decrease in cost of sales as a percentage of revenues is the result of higher revenues covering more fixed costs in cost of sales compared to the previous year. The increase in cost of sales as a total amount is due primarily to higher direct labor costs, higher freight expense, higher fuel costs, and higher depreciation expenses, a non-cash expense, allocated in cost of sales compared to the previous year period 2021. Our Cost of Sales includes non-cash depreciation expense of $5,328,366 for the year ended December 31, 2022, and $5,398,529 for the comparable period in 2021.

Selling, general and administrative (SG&A) expenses for the year ended December 31, 2022 increased to $9,079,344, or approximately 13% of revenues, compared to $8,377,682, or 16.1% of revenues for the year ended December 31, 2021. The increase in total amount was due primarily to higher wage expense, professional fees and higher consulting costs from accounting and other consultants. The non-cash share based compensation expense included in SG&A expenses was $61,043 for the year ended December 31, 2022 compared to $67,460 for the same period in 2021. Bad debt expense included in SG&A expenses for the year ended December 31, 2022 was $208,996, as compared to bad debt expense of $454,990 in 2021 resulting from uncollectable accounts receivables from certain customers.

Gain on disposal of assets for the years ended December 31, 2022 and 2021 was $330,499 and $43,624 and was primarily related to the disposal of 5J assets.

Interest expense, net, increased to $9,431,153 during the year ended December 31, 2022 from $7,618,889 during the year ended December 31, 2021, resulting from increased convertible note issuances and associated debt discount amortization. Gain on the US SBA’s PPP loan forgiveness program for the years ended December 31, 2022 and 2021 was $0 and $5,023,089, respectively. The Company recognized other income of $228,689 related to certain insurance reimbursements received during the year ended December 31, 2022.

The net loss from continuing operations for the year ended December 31, 2022 was $11,750,787 as compared to a net loss of $11,484,636 for the year ended December 31, 2021. Our decrease in net loss in 2022 was primarily attributable to the increased gross profit due to the Company’s expansion of its service offerings, partially offset by the increases in interest expense and selling, general and administrative costs.

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

Liquidity and Capital Resources

Cash Flows

Operating activities

Net cash used in operating activities was $725,405 for the year ended December 31, 2022, compared to $8,176,146 for the year ended December 31, 2021, including $80,450 and $568,519 of cash provided by discontinued operations during the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, net cash used in continuing operating activities of $805,855 consisted of net loss of $11,750,787, which included non-cash costs of depreciation and amortization of $5,238,366, gain on extinguishment of debt of $564,814, gain on disposal of assets of $330,499, amortization of deferred financing costs of $3,790,028, shares issued for debt extension $643,467 and bad debt expense of $208,996. Changes in working capital accounts included changes in accounts receivable of $691,441, other assets of $165,520, right of use operating lease liabilities of $172,736, accrued expenses and other labilities of $980,656, and accounts payable of $1,005,206, partially offset by changes in prepaid expenses and other current assets of $3,767,578, accounts payable – related party of $471,001 and deferred revenue of $128,000.

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

Investing activities

Net cash provided by investing activities was $594,152 for the year ended December 31, 2022, compared to net cash used investing activities $132,026 for the year ended December 31, 2021.

For the year ended December 31, 2022, net cash used in investing activities consisted of proceeds from disposal of property and equipment of 895,564 and cash paid for property and equipment of 301,412. For the year ended December 31, 2021, net cash used in investing activities consisted of cash paid for property and equipment of $97,026 and cash paid for disposal of MG Cleaners, LLC of $35,000.

Financing activities

Net cash provided by financing activities was $248,120 for the year ended December 31, 2022, compared to $8,445,260 for the year ended December 31, 2021, including $80,450 and $226,932 of cash used in financing from to discontinued operations during the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, net cash provided by financing activities consisted of net proceeds from secured line of credit of $1,126,700, net proceeds from notes payable of $5,229,098, partially offset by payments on notes payable of $6,027,228.

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

Our cash flows from operations are primarily funded through our financing activities, including our accounts receivable line of credit facility, notes and loans, stock sales, issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize lines of credit, borrowings and stock sales to sufficiently sustain our current level of operations for the next 12 months. At present, we believe the industry and general domestic economic activity is still partially depressed given the current economic environment and current commodity prices. We likely will require additional capital to maintain or expand operations. Additionally, we believe any material acquisition of another operating company would require additional outside capital consisting of debt or equity. Failure to secure additional funds could significantly hamper our ongoing operations particularly if a down cycle in our industry continues further. As the business cycle improves, and the pandemic dissipates in the markets we serve, we plan to improve our cash flows provided in operating activities by focusing on increasing sales by increasing utilization of the assets we have acquired and offering higher value services that receive higher gross margins. However, there can be no assurances given of industry improvement, pandemic relief or improved cash flows of our business.

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

On January 6, 2022, Newton Dorsett, a member of our board of directors, loaned us $100,000 pursuant to a short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On January 6, 2022, Grey Fox Investments which is controlled by Brady Crosswell, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the loan to us in December 2021 of $150,000, totals $250,000. This note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On January 7, 2022, Mr. Madden loaned us $100,000 pursuant to short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 11, 2022, Mr. Madden loaned us $95,025 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 142,538 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 14, 2022, Mr. Madden loaned us $250,000 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 375,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 14, 2022, James Frye, a member of our board of directors, loaned us $134,073 pursuant to a short term note that matured on March 31, 2022. Mr. Frye also received 201,110 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On March 3, 2022, Mr. Madden loaned us $450,000 pursuant to a short-term bridge note that matured on March 31, 2022. Mr. Madden also received 675,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On September 7, 2021, 5J Trucking, 5J Oilfield, 5J Transportation, 5J Logistics Services and 5J Specialized LLC entered into a loan agreement (“Loan Agreement”) and security agreement (“Security Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the total amount of $12,740,000. Pursuant to the terms of the Loan Agreement, the 5J Transportation Group, other than 5J Driveaway which was formed subsequent to the date of the loan, will pay interest only on a monthly basis through October 1, 2022 and principal and interest thereafter over the remaining term through September 7, 2026. The Note bears interest at a rate of 12.0% per annum and may be prepaid early at any time without penalty. The 5J Transportation Group will also pay an annual collateral management fee to Amerisource in the amount of 0.40% of the total loan amount payable at the closing and each anniversary during the term of the note. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company. On March 15, 2022, each of our 5J subsidiaries entered into an agreement with Amerisource Funding Inc. (“Amerisource”), our senior lender, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the 5J entities from $12,740,000 to $16,740,000. The Company received $4,000,000 of cash proceeds from this agreement during the year ended December 31, 2022.

Pursuant to the terms of the Security Agreement, the 5J Transportation Group, other than 5J Driveaway which was formed subsequent to the date of the loan, granted a security interest in all of their assets to Amerisource as collateral for the repayment of the Amerisource loan.

In connection with the Loan Agreement, the Company, the parent company of each of the 5J Transportation Group, entered into a pledge agreement pursuant to which the Company has granted a security interest in all of its assets to Amerisource and a guaranty agreement pursuant to which the Company has guaranteed the timely payment of all amounts due under the Loan Agreement. The Loan Agreement includes customary covenants, including a negative convent that the 5J Transportation Group may not create or permit for any lien to exist on the collateral nor enter into any new debt agreement.

The proceeds from the issuance of the Note were used to pay down the outstanding balance owed to Utica Leaseco LLC (“Utica”) pursuant to a Second Forbearance Agreement entered into by and between 5J Trucking and 5J Oilfield with Utica on September 7, 2021 (“Forbearance Agreement”). The Utica agreement was paid in full through the Amerisource Loan Agreement in November 2021.

On February 27, 2020, the 5J Oilfield and 5J Trucking entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”). The Company used a portion of the proceeds from the Amerisource Financing to pay the cash portion of the purchase price of the 5J Oilfield and 5J Trucking.

The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”).  The Bridge Facility was paid off during 2020 by the Company.

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 90% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Transportation Group and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the

AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Transportation Group with 60 days written notice. There is an early termination fee equal to two percent (2.0)% of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0)% of the then maximum account limit if there twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing. The AR Facility originally matured on February 27, 2023, but automatically extended for an additional 12 months per the terms of the agreement.

The Amerisource Equipment Loan in the amount of $1,401,559 is secured by certain equipment pledged as collateral, has a term of thirty-six (36) months during which the 5J Transportation Group shall make equal monthly payments of principal and interest, bears an interest rate of prime rate plus five and one-quarter percent (5.25)% and an origination fee equal to one and one-half percent (1.5)% of the loan amount.

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Note”) to Amerisource (“Amerisource Loan Agreement”). The Amerisource Note matured on March 31, 2023 and was extended to June 30, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock were issued to the noteholder in connection with the sale of the Amerisource Note. The Amerisource Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty.

During the year ended December 31, 2022, the Company did not issue any convertible promissory notes. During the year ended December 31, 2021, we sold an aggregate of $5,287,740 principal amount of convertible promissory notes and issued 7,931,612 shares of restricted common stock in connection therewith.

Off-balance Sheet Arrangements

As of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Management believes the following are its most critical accounting policies:

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the years ended December 31, 2022 and 2021, the Company evaluated long lived assets for impairment and recorded no impairment losses.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

-Identification of the contract with a customer
-Identification of the performance obligations in the contract
-Determination of the transaction price
-Allocation of the transaction price to the performance obligations in the contract
-Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer has concluded that, at December 31, 2022, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. The lack of separation of duties between the Acting Chief Executive Officer and the Chief Financial Officer, being the same person and the lack of a formal review process including multiple levels of review provided two material weaknesses in the effectiveness of our controls.

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

Name	Age	Position
Matthew C. Flemming	54	Interim Chief Executive Officer, Interim Chief Financial Officer, Chief Business Development Officer and Chairman
Steven H. Madden	54	Chief Transition Officer and Director
Joseph Page	56	Director
Brady Crosswell	54	Director
Todd Riedel	57	Director
James E. Frye	65	Director
Newton Dorsett	67	Director

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

Mr. Flemming has served as our Interim Chief Executive Officer and Interim Chief Financial Officer since April 14, 2022 and as our Chief Business Development Officer since December 2020. Mr. Flemming previously served as our Chief Executive Officer from September 2017 through December 2020 and continues to serve as the Chairman of the Board of Directors. Prior thereto, Mr. Flemming was the Chief Executive Officer of MG Cleaners from June 2017 until September 2017. Previous to that, Mr. Flemming was a consultant for a financial consulting and advisory firm and a financial advisor to private companies during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. HII Technologies was a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. During his tenure at HII, the Company acquired three frac water management companies and started up two other operating subsidiaries driving monthly revenues from nil in August 2012 building to $4.2 million per month by December 2014. In 2015, HII experienced an industry down-turn and ultimately entered into a plan of reorganization under Chapter 11 subsequent to Mr. Flemming’s employment.

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

Mr. Frye was appointed to serve as a member of the Company’s board of directors on October 20, 2020. Mr. Frye founded each of 5J Oilfield Services LLC in November 2009 and 5J Trucking LLC in January 2004.    He has been involved in the oilfield trucking industry for more than thirty-five years.  Mr. Frye served as President and as the direct or indirect owner of one hundred percent of both 5J Oilfield Services LLC and 5J Trucking LLC until he sold both entities to the Company in February 2020.

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

Director Independence and Qualifications

The Board of Directors has determined that each of Messrs. Page, Crosswell and Riedel qualify as an “independent director.” Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship with the Company that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be independent if:

●	the Director is, or at any time during the past three years was, an employee of the Company,

●	the Director or a family member of the Director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service),

●	a family member of the Director is, or at any time during the past three years was, an Executive Officer of the Company,

●	the director or a family member of the Director is a partner in, controlling stockholder of, or an Executive Officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions),

●	the Director or a family member of the Director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity, or,

●	the Director or a family member of the Director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

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

Involvement in Certain Legal Proceedings

Except as set forth below, none of our Directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences),

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or,

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated, or,

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

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

The Audit Committee’s primary functions will be to:

●	assist the monitoring the integrity of our financial statements,
●	appoint and retain the independent registered public accounting firm to conduct the annual audit and quarterly reviews of our financial statements and review the firm’s independence,
●	review the proposed scope and results of the audit and discuss required communications in connection with the audit,
●	review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered,
●	review accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff,
●	meet regularly with the independent registered public accounting firm without management present,
●	recognize and prevent prohibited non-audit services,
●	establish procedures for complaints received by us regarding accounting matters,
●	review, pass on the fairness of, and approve “related-party transactions” as required by and in conformance with the rules and regulations of the SEC,
●	establish procedures for the identification of management of potential conflicts of interest, and review and approve any transactions where such potential conflicts have been identified, and,
●	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee. At such time as we appoint members of our board of directors to the Compensation Committee, the Compensation Committee primary functions will be to:

●	review and recommend the compensation arrangements for management, including the compensation for our Chief Executive Officer,
●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals,
●	approve and oversee reimbursement policies for Directors, Executive Officers and key employees,
●	administer our stock incentive plan,
●	review and discuss the compensation discussion and analysis prepared by management to be included in our Annual Report, proxy statement or any other applicable filings as required by the SEC, and,
●	prepare the report of the compensation committee that SEC rules require to be included in our annual meeting proxy statement.

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

Non-executive director compensation is determined by the entire Board after review and approval by the Compensation Committee.

Nominating and Governance Committee. The Nominating and Governance Committee has a charter, which is reviewed periodically.

Our Nominating and Governance Committee’s primary functions will be to:

●	identify the appropriate size, functioning and needs of and nominate members of the Board,
●	develop and recommend to the Board of Directors a set of corporate governance principles applicable to our company and review at least annually our code of conduct and ethics,
●	review and maintain oversight of matters relating to the independence of our board and committee member, in light of the independence standards of the Sarbanes-Oxley Act of 2002 and the rules of the NASDAQ Stock Market, and,
●	Oversee the evaluation of the Board and management.

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

Executive Compensation

On October 1, 2017, we entered into an employment agreement with Mr. Flemming, formerly our Chief Executive Officer. Pursuant to the terms of the agreement, Mr. Flemming is paid an annual salary of $180,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years, with automatic three month extensions after the first term. In addition to Mr. Flemming’s base salary, Mr. Flemming is entitled to bonuses at the discretion of the Compensation Committee of the Board of Directors. On February 27, 2020, the Board agreed to pay Mr. Flemming $5,000 per month in exchange for providing a personal guarantee in connection with the Company notes, where payments shall be made until the termination of Mr. Flemming’s personal guarantees. Mr. Flemming waived this guarantee fee through December 31, 2020. In December 2020, Mr. Flemming agreed to a voluntary temporary salary reduction to an annual rate of $144,000 until June 2022, when it was restored to $180,000 per year.

On August 24, 2021, the Company’s board of directors appointed Alan Parrott to serve as the Chief Financial Officer of the Company. Through December 31, 2021, Mr. Parrott’s salary was $225,000 per annum and included customary company benefits. Commencing on January 1, 2022, Mr. Parrott’s compensation was revised to $3,000 per week for his services. Mr. Parrott ceased employment as an officer of the Company in March 2022.

From December 2020 to August 2021, Jeffrey Martini served as our Chief Executive Officer, however, we were not party to an employment agreement with Mr. Martini. Instead, APEX Heritage Group, Inc. (“Apex”) contracted directly with Mr. Martini for such management services, and is routinely compensated in turn via the provision of debt and/or equity instruments under the terms of an interim management services agreement, among other arrangements. During 2020, Apex was reimbursed via convertible debt valued at $225,000, which was in part compensation for such employment.

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2022, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the year ended December 31, 2022, we purchased $351,056 in rental services and have charged the crane company $60,000 that are included in our revenues. As of December 31, 2022, the Company owed $565,603 to and was owed $79,780 by the entity controlled by James Frye.

On January 6, 2022, Newton Dorsett, a member of our board of directors, loaned us $100,000 pursuant to a short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On January 6, 2022, Grey Fox Investments which is controlled by Brady Crosswell, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the loan to us in December 2021 of $150,000, totals $250,000. This note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On January 7, 2022, Mr. Madden loaned us $100,000 pursuant to short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 11, 2022, Mr. Madden loaned us $95,025 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 142,538 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 14, 2022, Mr. Madden loaned us $250,000 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 375,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 14, 2022, James Frye, a member of our board of directors, loaned us $134,073 pursuant to a short term note that matured on March 31, 2022. Mr. Frye also received 201,110 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On March 3, 2022, Mr. Madden loaned us $450,000 pursuant to a short-term bridge note that matured on March 31, 2022. Mr. Madden also received 675,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

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

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2022 and 2021 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2022 and 2021 (collectively, the “named executive officers”):

						Non-equity	Non-qualified
						incentive	deferred
				Stock	Option	plan	compensation	All other
Name and principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Matthew Flemming	2022	180,000	65,000	—	—	—	—	—	245,000
Chief Business Development Officer, Interim Chief Executive Officer and Interim Chief Financial Officer	2021	146,401	5,000	—	—	—	—	—	151,401

Jeffrey Martini	2022	—	—	—	—	—	—	—	—
Former Chief Executive Officer and Chief Financial Officer	2021	215,000	—	—	—	—	—	—	215,000
through August 2021

Allen Parrott
Former Chief Financial Officer August 2021 through March 2022	2022	52,788	—	—	—	—	—	—	52,788
	2021	83,788	—	—	—	—	—	—	83,788

All compensation awarded to directors and executive officers are deliberated among, and approved by, the Compensation Committee and the Board.

Director Compensation

Director Compensation Table

During the year ended December 31, 2022, none of our non-executive independent directors received compensation for their Board service.

Cash Compensation of Directors

Members of our Board of Directors do not currently receive cash compensation for their services, however, the Board may in the future determine to compensate it members through the payment of cash compensation. We reimburse our non-employee directors for out-of-pocket expenses for attending such meeting.

Equity Compensation of Directors

Our independent directors are eligible to participate in our 2018 Stock Option Plan. During 2022, no members of our Board of Directors received any cash or equity consideration for their services.

Outstanding Equity Awards at 2022 Year End

Other than 1,000,000 options to purchase shares of our common stock held by Mr. Flemming at an exercise price of $0.30 per share, of which 944,444 were exercisable as of December 31, 2022, there are no outstanding unexercised options, unvested stock and equity incentive plan awards held by any of our executive officers as of December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2023, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially five percent (5)% or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 31, 2023, there were 47,739,284 shares of our common stock issued and outstanding. Except as otherwise listed below, the address of each person is 20475 State Hwy 249, Suite 450, Houston Texas 77070.

	Amount of Beneficial
	Ownership of Common	Percent of Common
Name	Stock (1)	Stock

George Gilman (7)	3,457,630	7.1%
Dane Stewart (8)	4,025,000	8.3%
Richard Fallin (9)	11,500,000	23.7%

Directors and Executive Officers:
Matthew Flemming (2)	1,600,000	3.3%
Steven Madden (3)	63,040,480	66.5%
Newton Dorsett (4)	3,376,840	6.9%
Joseph Page	—	—
Brady Crosswell (5)	6,900,000	14.2%
Todd Riedel	—	—
James E. Frye (6)	10,890,434	22.5%
All Directors and Executive Officers as a group (7 persons) (1)-(6)	85,807,754	78.5%

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

(3)

Includes: (i) 43,144,390 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Madden, (ii) 1,848,000 shares of common stock and 3,660,000 shares of common stock issuable upon the conversion of a convertible promissory note held by Apex Heritage Investments, LLC, of which Mr. Madden has sole voting and investment control over the shares, and (iii) 375,000 shares held by Madden Heritage Foundation, of which Mr. Madden has sole voting and investment control over the shares. The business address of Steven H. Madden is 9821 Katy Freeway #880, Houston, Texas 77024.

(4)

Includes 775,920 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Dorsett. The address for Mr. Dorsett is 220 Travis Street, 5th Floor, Shreveport, LA 71101.

(5)

Includes: (i) 2,525,000 shares of common stock and 4,000,000 shares of common stock issuable upon the conversion of convertible promissory notes held by Grey Fox Investments LLC, of which Mr. Crosswell is the sole member and manager and which he has sole voting and investment control over the shares, and (ii) 375,000 shares of common stock held by Grey Fox Secured Funding LP, of which Mr. Crosswell has sole voting and investment control over the shares. The business address of Grey Fox Investments LLC is 902 Wild Valley Road, Houston, Texas 77057.

(6)	Includes 8,707,090 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Frye.
(7)

Includes: (i) 650,015 shares of common stock held by Aeneas, LC, of which Mr. Gilman is the manager and has sole voting and investment control over the shares, (ii) 812,164 shares of common stock held by The Mary Payne Family Trust, of which Mr. Gilman is the Trustee and has sole voting and investment control over the shares, (iii) 140,000 shares of common stock issuable upon the conversion of a convertible note held by the Mary Payne Trust, (iv) 195,000 shares of common stock issuable upon the exercise of warrants held by The Mary Payne Trust, and (v) 803,334 shares of common stock issuable upon the exercise of warrants held by Mr. Gilman.

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

(9)	Includes 10,000,000 shares of common stock issuable upon the conversion of convertible promissory notes held by Mr. Fallin. The address for Mr. Fallin is 9545 Katy Freeway, Houston, Texas 77024.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than ten percent of our common stock file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2022, we believe all of these filing requirements may not have been timely filed.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2022.

	Number of		Number of
	securities to		securities
	be issued		remaining
	upon		available
	exercise of		for
	outstanding		future issuance
	options		under equity
	and	Weighted-average exercise	compensation
Plan Category	rights	price of outstanding options	plans
Equity compensation plans approved by security holders
2008 Long-Term Incentive Compensation Plan	590,000	$0.47	—
2018 Stock Option Plan*	50,000	0.79	—
Total	640,000	$0.50
*	In February 2020, the Company’s board of directors adopted a board resolution increasing the number of shares available for issuance under the 2018 Stock Option Plan from 2,000,000 to 4,000,000.

2008 Long-Term Incentive Compensation Plan

In 2008, our Board adopted, and our stockholders approved the 2008 Long-Term Incentive Compensation Plan (“the Plan”). Under this plan, we may grant incentive stock options, non-qualified stock options restricted and unrestricted stock awards and other stock-based awards. The purpose of the Plan is to provide an incentive to attract directors, officers, consultants, advisors and employees whose services are considered valuable to encourage a sense of proprietorship and to stimulate an active interest of such person in our development and financial achievements. As amended in July 2010, a maximum of 1,000,000 shares of our common stock are authorized under the Plan. The Plan expired on January 31, 2018. Our Board has authorized our Compensation Committee to administer the Plan. In connection with the administration of the Plan, the Compensation Committee, with respect to awards to be made to any person who is not one of our directors, will:

●determine which employees and other persons will be granted awards under the Plan;
●grant the awards to those selected to participate;
●determine the exercise price for options; and
●prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

With respect to stock options or restricted stock awards to be made to any of our directors, the Compensation Committee will make recommendations to our Board as to:

●which of such persons should be granted stock options, restricted stock awards, performance units or stock appreciation rights;
●the terms of proposed grants of awards to those selected by our Board to participate;
●the exercise price for options; and
●any limitations, restrictions and conditions upon any awards.

Any grant of awards to any directors under the Plan must be approved by our Board. In addition, the Compensation Committee will:

●	interpret the Plan; and
●	make all other determinations and take all other action that may be necessary or advisable to implement and administer the Plan.

Our Board may amend the Plan at any time. However, without stockholder approval, the Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under the Plan;
●	materially modify the requirements for eligibility for participation in the Plan;
●	materially increase the benefits to participants provided by the Plan; or
●	otherwise disqualify the Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

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

The following is a description of the transactions we have engaged in since January 1, 2022, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary owns or has control over 5J Properties LLC, an entity that is the lessor to three leases with the Company. These three leases located in Palestine, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the year ended December 31, 2022, we purchased $351,056 in rental services and have charged the crane company $60,000 that are included in our revenues. As of December 31, 2022, the Company owed $565,603 to and was owed $79,780 by the entity controlled by James Frye.

On January 6, 2022, Newton Dorsett, a member of our board of directors, loaned us $100,000 pursuant to a short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On January 6, 2022, Grey Fox Investments which is controlled by Brady Crosswell, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the loan to us in December 2021 of $150,000, totals $250,000. This note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On January 7, 2022, Mr. Madden loaned us $100,000 pursuant to short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 11, 2022, Mr. Madden loaned us $95,025 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 142,538 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 14, 2022, Mr. Madden loaned us $250,000 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 375,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 14, 2022, James Frye, a member of our board of directors, loaned us $134,073 pursuant to a short term note that matured on March 31, 2022. Mr. Frye also received 201,110 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On March 3, 2022, Mr. Madden loaned us $450,000 pursuant to a short-term bridge note that matured on March 31, 2022. Mr. Madden also received 675,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

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

In September 2017, the Audit Committee of the Board approved the appointment of the firm of MaloneBailey, LLP (“MaloneBailey”) to serve as our independent registered public accountant. The Audit Committee may consider whether it is appropriate, either for this fiscal year or in the future, to consider the selection of other independent registered public accounting firms.

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2022	2021
Audit Fees (1):	$210,000	$174,000
Tax Fees (2):	—	—
All Other Fees:	—	—

Total	$210,000	$174,000

(1)Audit fees include fees for professional services by MaloneBailey in 2022 and 2021 rendered for the audits of the financial statements of the Company, quarterly reviews, consents and assistance with the review of documents filed with the SEC.

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

10.25***

Amendment Number One to That Certain Loan Agreement dated September 7, 2021 entered into by and between AMERISOURCE FUNDING INC., a Texas corporation (“Lender”) and 5J TRUCKING, LLC, a Texas limited liability company, and 5J OILFIELD SERVICES, LLC, a Texas limited liability company, and 5J SPECIALIZED LLC, a Texas limited liability company, and 5J TRANSPORTATION, LLC, a Texas limited liability company, and 5J Logistics, LLC, a Texas limited liability company dated March 15, 2022 (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed on March 21, 2022).

31.1**	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1x*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2x*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended and Restated Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.2	Amended and Restated Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

99.3	Amended and Restated Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed on March 23, 2012).

101.ins**	XBRL Instance Document

101.sch**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

104**	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SMG INDUSTRIES INC.

Date: April 17, 2023	By:	/s/ Matthew C. Flemming
Matthew C. Flemming
Interim Chief Executive Officer, Interim Chief Financial Officer and Chief Business Development Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Position	Date

/s/ Matthew C. Flemming	Interim Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board and Chief Business Development Officer	April 17, 2023
Matthew C. Flemming

/s/ Steven H. Madden	Chief Transition Officer and Director	April 17, 2023
Steven H. Madden

/s/ Joseph Page	Director	April 17, 2023
Joseph Page

/s/ Brady Crosswell	Director	April 17, 2023
Brady Crosswell

/s/ Todd Reidel	Director	April 17, 2023
Todd Reidel

/s/ James E. Frye	Director	April 17, 2023
James E. Frye

/s/ Newton Dorsett	Director	April 17, 2023
Newton Dorsett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SMG Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMG Industries, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 17, 2023

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$127,225	$257,768
Restricted cash	1,105,818	858,408
Accounts receivable, net of allowance for doubtful accounts of $855,832 and $1,041,387 as of December 31, 2022 and 2021, respectively	12,185,792	11,703,347
Prepaid expenses and other current assets	2,308,067	2,162,238
Current assets of discontinued operations	—	17,446

Total current assets	15,726,902	14,999,207

Property and equipment, net of accumulated depreciation of $15,329,817 and $11,262,193 as of December 31, 2022 and 2021, respectively	5,414,830	10,463,352
Right of use assets - operating lease	734,504	3,312,710
Other assets	305,451	448,887
Other assets of discontinued operations, net	—	1,500

Total assets	$22,181,687	$29,225,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,014,598	$3,958,515
Accounts payable – related party	565,603	94,602
Accrued expenses and other liabilities	2,850,547	4,055,113
Current portion of right of use liabilities - operating leases	650,945	816,671
Deferred revenue	128,000	—
Secured line of credit	10,623,887	9,468,759
Current portion of unsecured notes payable	2,465,445	1,168,420
Current portion of secured notes payable, net	6,990,486	3,527,960
Current portion of convertible note, net	7,327,288	1,616,672
Current liabilities of discontinued operations	200,994	588,283

Total current liabilities	34,817,793	25,294,995

Long term liabilities:
Convertible note payable, net	—	2,620,145
Notes payable - secured, net of current portion	13,307,309	14,535,751
Right of use liabilities - operating leases, net of current portion	278,137	2,545,950
Long term liabilities of discontinued operations	300,586	381,746

Total liabilities	48,703,825	45,378,587

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; none and 2,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock - $0.001 par value; 250,000,000 shares authorized; 39,180,297 and 33,731,162 shares issued and outstanding at December 31, 2022 and 2021, respectively	39,181	33,732
Additional paid in capital	18,081,457	16,845,873
Accumulated deficit	(44,642,776)	(33,032,536)

Total stockholders’ deficit	(26,522,138)	(16,152,931)

Total liabilities and stockholders’ deficit	$22,181,687	$29,225,656

The accompanying notes are an integral part of these consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

REVENUES	$71,021,862	$52,113,827

COST OF REVENUES	65,285,261	52,714,418

GROSS PROFIT (LOSS)	5,736,601	(600,591)

OPERATING EXPENSES:
Selling, general and administrative	9,079,344	8,377,682
Gain on sale of assets	(330,499)	(43,624)
Total operating expenses	8,748,845	8,334,058

LOSS FROM OPERATIONS	(3,012,244)	(8,934,649)

OTHER INCOME (EXPENSE)
Interest expense, net	(9,431,681)	(7,618,889)
Other income	228,689	46,620
Other expense	(100,365)	—
Loss on settlement of notes payable	—	(807)
Gain on extinguishment of debt	564,814	—
Gain on PPP loan forgiveness	—	5,023,089
Total other expense	(8,738,543)	(2,549,987)

NET LOSS FROM CONTINUING OPERATIONS	(11,750,787)	(11,484,636)
Income from discontinued operations	140,547	342,656
NET LOSS	(11,610,240)	(11,141,980)
Preferred stock dividends	—	(75,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,610,240)	$(11,216,980)

Net income (loss) per common share
Continuing operations	$(0.32)	$(0.50)
Discontinued operations	$0.00	$0.01
Net loss attributable to common shareholders	$(0.32)	$(0.49)

Weighted average common shares outstanding
Basic	36,399,788	23,316,751
Diluted	36,399,788	23,316,751

The accompanying notes are an integral part of these consolidated financial statements.

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2022 and 2021

	Series A				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2020	2,000	$2	19,446,258	$19,447	$10,978,254	$(21,815,556)	$(10,817,853)

Share based compensation	—	—	—	—	67,460	—	67,460
Shares issued for deferred financing cost	—	—	1,125,000	1,125	336,375	—	337,500
Shares issued with debt and beneficial conversion feature on convertible notes payable	—	—	7,931,612	7,932	5,130,138	—	5,138,070
Shares issued to settle note payable	—	—	375,000	375	74,250	—	74,625
Shares issued to settle accounts payable	—	—	410,000	410	81,180	—	81,590
Series A Convertible Preferred Stock converted into common shares	(2,000)	(2)	4,443,292	4,443	178,216	—	182,657
Preferred stock dividends	—	—	—	—	—	(75,000)	(75,000)
Net loss	—	—	—	—	—	(11,141,980)	(11,141,980)
Balances at December 31, 2021	—	—	33,731,162	33,732	16,845,873	(33,032,536)	(16,152,931)
Share based compensation	—	—	—	—	61,043	—	61,043
Shares issued for deferred financing cost	—	—	1,393,648	1,393	396,380	—	397,773
Shares issued for debt extension	—	—	3,305,487	3,306	640,161	—	643,467
Shares issued for the settlement of debt	—	—	750,000	750	138,000	—	138,750
Net loss	—	—	—	—	—	(11,610,240)	(11,610,240)

Balances at December 31, 2022	—	$—	39,180,297	$39,181	$18,081,457	$(44,642,776)	$(26,522,138)

The accompanying notes are an integral part of these consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(11,750,787)	$(11,484,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	61,043	67,460
Depreciation and amortization	5,328,366	5,398,529
Amortization of deferred financing costs	3,790,028	2,208,291
Amortization of right of use assets - operating leases	457,325	436,787
Shares issued for debt extension	643,467	—
Bad debt expense	208,996	454,990
Loss on settlement of liabilities	—	41,397
Gain on disposal of assets	(330,499)	(43,624)
Gain extinguishment of debt	(564,814)	—
Gain PPP Loan Forgiveness	—	(5,022,102)
Changes in:
Accounts receivable	(691,441)	(7,237,370)
Prepaid expenses and other current assets	3,767,578	3,118,119
Other assets	(165,520)	(241,940)
Accounts payable	(1,005,206)	2,677,329
Accounts payable - related party	471,001	(75,842)
Accrued expenses and other liabilities	(980,656)	1,525,563
Right of use operating lease liabilities	(172,736)	(537,616)
Deferred revenue	128,000	(30,000)
Net cash used in operating activities from continuing operations	(805,855)	(8,744,665)
Net cash provided by operating activities from discontinued operations	80,450	568,519
Net cash used in operating activities	(725,405)	(8,176,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from disposal of property and equipment	895,564	—
Cash paid for disposition of MG Cleaners, LLC	—	(35,000)
Cash paid for purchase of property and equipment	(301,412)	(97,026)
Net cash (used in) investing activities from continuing operations	594,152	(132,026)
Net cash used in investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	594,152	(132,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	—	(20,623)
Proceeds from secured line of credit, net	1,126,700	5,326,060
Proceeds from notes payable	5,229,098	15,064,003
Payments on notes payable	(6,027,228)	(15,553,327)
Payments on convertible notes payable	—	(50,000)
Proceeds from convertible notes payable	—	3,906,079
Net cash provided by financing activities from continuing operations	328,570	8,672,192
Net cash used in financing activities from discontinued operations	(80,450)	(226,932)
Net cash provided by financing activities	248,120	8,445,260

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	116,867	137,088

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,116,176	979,088

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,233,043	$1,116,176

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$5,076,266	$5,534,279

Noncash investing and financing activities
Right of use assets capitalized	$—	$2,478,508
Non-cash consideration paid for increase in secured notes payable	$—	$203,010
Preferred stock dividend	$—	$75,000
Settlement of note payable and accrued interest with common stock issuance	$138,750	$73,818
Settlement of accounts payable with common stock issuance	$—	$41,000
Note receivable for property and equipment	$275,000	$616,683
Shares issued for deferred financing costs	$397,773	$337,500
Prepaid expenses financed with note payable	$3,638,407	$3,253,678
Equipment received in exchange for settlement of notes receivable	$919,946	$—
Shares issued with debt and beneficial conversion feature on convertible notes payable	$—	$5,138,070
Series A Convertible Preferred Stock converted into common shares	$—	$182,657
Convertible notes payable issued to settle accounts payable and accrued expenses	$—	$1,381,740

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC, 5J Logistics Services LLC and 5J Driveaway LLC (together referred to as “5J “ or “5J Transportation Group”), Momentum Water Transfer Services, LLC (“MWTS”), Jake Oilfield Solutions LLC (“Jake”) and Trinity Services LLC (“Trinity”), all of which have a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Customer Concentration and Credit Risk

During the years ended December 31, 2022 and 2021, no one customer accounted for more than 10% of our total gross revenues. One customer accounted for approximately 14% of accounts receivable as of December 31, 2022 and no customer accounted for more than 10% of accounts receivable as of December 31, 2021.

One vendor represented approximately 11% of accounts payable at December 31, 2022 and no vendors exceeded 10% of accounts payable at December 31, 2021.

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

Restricted Cash

The following table provides a reconciliation of cash, cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	December 31, 2022	December 31, 2021

Cash and cash equivalents	$127,225	$257,768
Restricted cash	1,105,818	858,408
Total	$1,233,043	$1,116,176

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2022 and 2021, the allowance for bad debts was $855,832 and $1,041,387, respectively.

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the years ended December 31, 2022 and 2021, the Company evaluated long lived assets for impairment and recorded no impairment losses.

Leases

Lessee Accounting

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, an incremental borrowing rate for the same term as the underlying lease.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases would consist of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense. The Company does not have any finance leases as of December 31, 2022 or 2021.

Lessor Accounting

From time to time, the Company may lease equipment to owner-operators that are accounted for as sales-type leases. The leases generally contain a purchase option based on the market value of the equipment at the point of termination. The Company recognizes the net investment in the lease as the present value of the lease payments not yet received plus the present value of the unguaranteed residual value, using the interest rate implicit in the lease. The difference between the undiscounted lease payments received over the lease term and the related net investment in the lease is reported as interest income over the life of the lease term.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2022 and 2021. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the years ended December 31, 2022 and 2021. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.

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

During the years ended December 31, 2022 and 2021, the Company did not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the year ended December 31, 2022, 1,525,000 of stock options, 1,763,335 of warrants and 79,470,350 shares issuable from convertible notes were considered for their dilutive effects. For the year ended December 31, 2021, 1,575,000 of stock options, 1,763,335 of warrants and 79,467,400 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the years ended December 31, 2022 and 2021, all potentially dilutive instruments were excluded as their effective would have been anti-dilutive.

Basic and Diluted Loss	December 31, 2022	December 31, 2021
Net loss from continuing operations	$(11,750,787)	$(11,484,636)
Net income from discontinued operations	140,547	342,656
Net loss	(11,610,240)	(11,141,980)
Preferred stock dividends	—	(75,000)
Net loss attributable to common shareholders	(11,610,240)	(11,216,980)

Basic and Dilutive Shares:
Weighted average basic shares outstanding	36,399,788	23,316,751
Net dilutive stock options	—	—
Dilutive shares	36,399,788	23,316,751

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

Share-Based Payment Arrangements

The Company measures the cost of services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which a recipient is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model.

There were no common stock option grants during the years ended December 31, 2022 and 2021:

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted the guidance prospectively in the first quarter of 2023 and will provide enhanced modification disclosures as part of the Form 10-Q for the first quarter of 2023. The adoption of the standard is not anticipated to have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The Company adopted this guidance early on January 1, 2023, which resulted in a reduction to additional paid in capital of $6,195,780, a decrease in accumulated deficit of $4,646,032 and a reduction of remaining unamortized debt discount of $1,579,748 related to the previously recognized beneficial conversion features on the Company’s convertible debt.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. The Company concluded that the uncertainty surrounding the COVID-19 global pandemic, its recurring net losses, its negative working capital, and negative cash flows from operations are conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue and improve cash flows from operations in connection with in its heavy haul, super heavy haul, drilling rig mobilization, commodity freight, brokerage services and driveway services revenue streams.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021

Equipment	$6,743,890	$7,768,597
Trucks and Trailers	11,331,834	11,167,001
Downhole oil tools	659,873	659,873
Vehicles	1,236,323	1,538,528
Buildings	493,529	493,529
Furniture, fixtures and other	279,198	98,017

Property and equipment, gross	20,744,647	21,725,545

Less: accumulated depreciation	(15,329,817)	(11,262,193)

Property and equipment, net	$5,414,830	$10,463,352

Depreciation expense for the years ended December 31, 2022 and 2021 was $5,328,366 and $5,398,529, respectively.

On July 11, 2022, the Company entered into a secured promissory note. The note is due on June 8, 2027 and secured by equipment owned by the Company. The Company will pay monthly payments of approximately $2,372 per month beginning in July 2022 through maturity.

On November 30, 2022, the Company entered into a secured promissory note. The note is due and payable in thirty-six monthly installments of $3,304 commencing on December 30, 2022 and the final installment is due on November 30, 2025.

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of December 31, 2022 and 2021 included the following:

	December 31, 2022	December 31, 2021

Payroll and payroll taxes payable	$1,240,397	$1,929,414
State and local tax payable	169,238	422,781
Interest payable	400,049	482,950
Accrued operational expenses	871,720	1,006,343
Accrued general and administrative expenses	59,621	178,561
Other	109,522	35,064

Total Accrued Expenses	$2,850,547	$4,055,113

NOTE 6 – NOTES PAYABLE

Notes payable included the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Secured notes payable:

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	$100,000	$100,000

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023. On September 29, 2022, the Company entered into a settlement of debt agreement and release. Per the agreement, the Company converted approximately $467,000 of debt into shares of common stock. The Company will pay six remaining quarterly payments of approximately $45,833 per month beginning in December 2022 through March 31, 2024, the amended maturity date.	275,000	792,470

Secured note payable issued May 1, 2019 to a shareholder, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	100,000	100,000

Secured note payable issued June 17, 2019 to a shareholder, bearing interest of 10% per year, due June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	80,000	80,000

Secured note payable with a related party issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, due February 1, 2023.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023.	64,521	343,723

Secured note payable with a related party issued on February 27, 2020, bearing interest of 10.0% per year, due March 1, 2023.	77,856	545,050

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	389,339	390,000

Secured promissory note issued on June 20, 2020 in connection with an equipment purchase. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023.	347,045	784,261

Secured promissory note issued on January 27, 2022. The note is due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025, with monthly payments of approximately $15,275 per month beginning in June 2022 through maturity.	538,613	—

Secured promissory note issued on July 11, 2022. The note is due on June 8, 2027 and secured by equipment owned by the Company. The Company will pay monthly payments of approximately $2,372 per month beginning in July 2022 through maturity.	109,833	—

Secured promissory note issued on November 30, 2022. The note is due and payable in thirty-six monthly installments of $3,304 commencing on December 30, 2022 and the final installment is due on November 30, 2025.	104,103	—

Secured promissory note with Amerisource, a related party, issued on September 7, 2021 in the amount of $12,740,000, bearing interest at 12%, maturing September 7, 2026. The Company is required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. On March 15, 2022, the Company entered into an agreement with Amerisource, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the Company from $12,740,000 to $16,740,000.	15,911,485	12,740,000
	20,297,795	18,075,504
Less discounts and deferred finance costs	—	(11,793)
Less current maturities	(6,990,486)	(3,527,960)

Long term secured notes payable, net of current maturities and discounts	$13,307,309	$14,535,751

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

On July 11, 2022, the Company entered into a secured promissory note with an initial principal amount of $119,818. The note is due on June 8, 2027 and secured by equipment owned by the Company. The Company will pay monthly payments of approximately $2,372 per month beginning in July 2022 through maturity.

On November 30, 2022, the Company entered into a secured promissory note with an initial principal amount of $104,103. The note is due and payable in thirty-six monthly installments of $3,304 commencing on December 30, 2022 and the final installment is due on November 30, 2025.

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

The Company amortized total debt discount of $11,794 related to secured notes payable during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company issued 720,000 shares for the extension of $480,000 in secured notes payable and 2,585,487 shares for the extension of $1,723,657 in unsecured notes payable. The Company recognized a total of $643,467 of interest expense based on the fair value of the shares issued to the lenders.

Notes Payable – Unsecured

	December 30,	December 31,
	2022	2021

Insurance premium financing note with original principal of $1,487,202, monthly payments of $153,537, with stated interest of 6.99%, maturing on May 1, 2022.	$—	743,576

Insurance premium financing note with original principal of $1,677,968, monthly payments of $174,154, with stated interest of 8.0%, maturing on May 1, 2023.	640,083	—

Insurance premium financing note with original principal of $292,065, monthly payments of $7,793, with stated interest of 5.78%, maturing on February 14, 2022.	—	58,413

Insurance premium financing note with original principal of $485,830, monthly payments of $49,809, with stated interest of 5.470%, maturing on February 14, 2023.	98,780	—

Unsecured note payable with a shareholder. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	44,559	44,559

Unsecure advances from the sellers of MWTS, non-interest bearing and due on demand.	—	35,000

Unsecured payable for settlement of lawsuit with an original settlement on April 13, 2021 for $196,188, monthly payments of $6,822 for 24 months, with an interest rate of 6% and a default interest rate of 18%.	2,925	98,433

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. During the year ended December 31, 2022, an additional $895,025 was loaned by the shareholder, related party. On August 3, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	1,045,025	150,000

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, related party, loaned the Company an additional $100,000. On August 3, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	250,000	150,000

Unsecured note payable with a shareholder. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, loaned the Company an additional $100,000. On August 3, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	250,000	150,000

Unsecured note payable with a shareholder, a related party. Note issued on February 14, 2022 for $134,073, due March 31, 2022 and 12% interest per year. On August 3, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	134,073	—

Notes payable - unsecured	2,465,445	1,429,981
Less discounts and deferred finance costs	—	(261,561)
Less current portion	(2,465,445)	(1,168,420)

Notes payable - unsecured, net of current portion	$—	$—

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

On January 6, 2022, Newton Dorsett, a member of our board of directors, loaned us $100,000 pursuant to a short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On January 6, 2022, Grey Fox Investments which is controlled by Brady Crosswell, a member of our board of directors, loaned us $100,000 pursuant to a short term bridge note, that along with the loan to us in December 2021 of $150,000, totals $250,000. This note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On January 7, 2022, Mr. Madden loaned us $100,000 pursuant to short term note, that along with the initial loan to us in December 2021 of $150,000, totals $250,000. This bridge note matured on January 31, 2022 and pays a 12% per annum interest rate. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 11, 2022, Mr. Madden loaned us $95,025 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 142,538 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 14, 2022, Mr. Madden loaned us $250,000 pursuant to a short term note that matured on March 31, 2022. Mr. Madden also received 375,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On February 14, 2022, James Frye, a member of our board of directors, loaned us $134,073 pursuant to a short term note that matured on March 31, 2022. Mr. Frye also received 201,110 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

On March 3, 2022, Mr. Madden loaned us $450,000 pursuant to a short-term bridge note that matured on March 31, 2022. Mr. Madden also received 675,000 shares issued in the first quarter 2022 as an equity incentive in connection with this note. On August 3, 2022, this note was amended to a revised maturity date of December 31, 2022. In January 2023 the note was extended to June 30, 2023.

The Company amortized total debt discount of $659,335 related to unsecured notes payable during the year ended December 31, 2022.

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

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The

Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the years ended December 31, 2022 and 2021, $28,428 and $96,442 of debt discount was amortized to interest expense, and unamortized discount was $0 and $28,428 as of December 31, 2022 and 2021, respectively. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 90% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Entities and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Entities with 60 days written notice. There is an early termination fee equal to two percent (2.0)% of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0)% of the then maximum account limit if there twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing. The AR Facility originally matured on February 27, 2023, but automatically extended for an additional 12 months per the terms of the agreement.

The balances under the above lines of credit was $10,623,887 and $9,468,759 as of December 31, 2022 and 2021, respectively.

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 12.2% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matures on March 31, 2023 and was extended to June 30, 2023, and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the years ended December 31, 2022 and 2021, $151,589 and $151,590 of debt discount was amortized to interest expense, and there was $0 and $151,589 of unamortized discount as of December 31, 2022 and 2021, respectively. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty. As of December 31, 2022 and December 31, 2021, the outstanding principal balance was $1,600,000.

During the year ended December 31, 2020, the Company entered into secured note purchase agreements with nine individual investors for the purchase and sale of convertible promissory notes (“Convertible Notes”) in the principal amount of $2,019,000. The notes pay a 10% per annum interest rate, convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share with a two year term. These convertible notes are secured by all of the assets of the Company, subject to prior liens and security interests.

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

Of the $8,907,035 principal amount as of December 31, 2022 and 2021, $7,556,740 of the Convertible Notes are held by investors, officers and board members, who are considered related parties, primarily existing debt holders.

As of December 31, 2022, the convertible notes, net balance was $7,327,288 with long term convertible notes payable of $0 and a current portion of convertible notes of $7,327,288. As of December 31, 2021, the convertible notes, net balance was $4,236,817 which long term convertible notes payable of $2,620,145 and current portion of convertible notes of $1,616,672. During the year ended December 31, 2021, $1,518,142 of debt discount was amortized to interest expense, and there was $4,518,708 of unamortized discount as of December 31, 2021. During the years ended December 31, 2022, $2,938,960 of debt discount was amortized to interest expense, and there was $1,579,749 of unamortized discount as of December 31, 2022.

Future maturities of all Company debt as of December 31, 2022 are as follows:

2023	$28,869,571
2024	4,169,023
2025	4,636,523
2026	4,253,510
2027	153,441
Thereafter	212,096
Total	$42,294,164

NOTE 7 – STOCKHOLDERS’ DEFICIT

Year ended December 31, 2022

During the year ended December 31, 2022, the Company issued a total of 1,393,648 shares of common stock to lenders in connection with unsecured notes payable. These shares had a fair value of $397,773 and were recorded as deferred finance costs.

During the years ended December 31, 2022, the Company issued 720,000 shares for the extension of $480,000 in secured notes payable and 2,585,487 shares for the extension of $1,723,657 in unsecured notes payable. The Company recognized a total of $643,467 of interest expense based on the fair value of the shares issued to the lenders.

On September 29, 2022, the Company entered into a conversion of debt and release agreement with Denice Cox as discussed in Note 6. Per the agreement, the Company issued 750,000 shares of the Company’s common stock as part of the settlement. These shares had a fair value of $138,750.

Year ended December 31, 2021

During the year ended December 31, 2021, a total of 6,431,612 shares of restricted common stock were issued to related parties, and 1,500,000 shares were issued to non-related parties pursuant to the convertible notes payable described in Note 6.

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

On August 5, 2020, the following terms of the Series A Preferred Stock were amended:

●	The dividend was increased from 3% to 5%; and
●	All outstanding shares of the nonredeemable Series A Convertible Preferred Stock shall automatically convert into the Company’s Common Stock on July 20, 2021.

The Series A Convertible Preferred stock was converted in full in October 2021 and the Company issued 4,443,292 restricted common shares to the holder and family members.

NOTE 8 – STOCK OPTIONS AND WARRANTS

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2020	2,060,000	$688,750	$0.24-0.75	$0.33
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(485,000)	(127,500)	0.24-0.30	0.26
Outstanding, December 31, 2021	1,575,000	561,250	0.25-0.75	0.36
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(50,000)	(15,000)	0.30	0.30
Outstanding, December 31, 2022	1,525,000	$546,250	$0.25-0.75	$0.36
Exercisable, December 31, 2022	1,436,111	$519,583	$0.25-0.75	$0.36

Summary of stock option information is as follows:

During the year ended December 31, 2022, the Company recognized $61,043 of expense related to outstanding stock options. At December 31, 2022, the Company had $10,097 of unrecognized expenses related to options.

The weighted average remaining contractual life is approximately 1.91 years for stock options outstanding on December 31, 2022. At December 31, 2022, there was no intrinsic value to the outstanding stock options.

During the year ended December 31, 2021, the Company recognized $67,460 of expense related to outstanding stock options. At December 31, 2021, the Company had $73,894 of unrecognized expenses related to options.

The weighted average remaining contractual life is approximately 2.86 years for stock options outstanding on December 31, 2021. At December 31, 2021 there was no intrinsic value to the outstanding stock options.

Summary Stock warrant information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, December 31, 2020	1,763,335	$496,667	$0.15-$0.75	$0.28
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, December 31, 2021	1,763,335	496,667	0.15-0.75	0.28
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, December 31, 2022	1,763,335	$496,667	$0.15-$0.75	$0.28
Exercisable, December 31, 2022	1,763,335	$496,667	$0.15-$0.75	$0.28

The weighted average remaining contractual life is approximately 4.10 years for stock warrants outstanding on December 31, 2022. At December 31, 2022 the outstanding stock warrants had no aggregate intrinsic value.

The weighted average remaining contractual life is approximately 5.10 years for stock warrants outstanding on December 31, 2021. At December 31, 2021 there was $58,850 of intrinsic value of outstanding stock warrants.

NOTE 9 – DISPOSITION OF BUSINESSES

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

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategy shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of December 31, 2022 and 2021 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the years end December 31, 2022 and

2021 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the years end December 31, 2022 and 2021 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	December 31,	December 31,
	2022	2021

Cash and cash equivalents	$—	$11
Accounts receivable, net	—	17,011
Prepaid expenses and other current assets	—	424
Current assets of discontinued operations	—	17,446
Other assets	—	1,500
Other assets of discontinued operations	—	1,500
Total assets of discontinued operations	$—	$18,946

Accounts payable	62,526	$400,659
Accrued expenses and other liabilities	138,468	187,624
Current liabilities of discontinued operations	200,994	588,283
Notes payable - secured, net of current portion	149,741	150,000
Notes payable - unsecured, net of current portion	150,845	231,746
Long term liabilities of discontinued operations	300,586	381,746
Total liabilities of discontinued operations	$501,580	$970,029

The statements of operations of Trinity and MG combined are summarized below:

	December 31,	December 31,
	2022	2021
Revenues	$—	$157,620
Cost of revenues	—	(196,543)
Selling, general and administrative	—	(310,569)
Loss from operations	—	(349,492)
Gain on forgiveness of PPP loan and Federal tax credits	—	373,712
Other income	163,977	27,635
Other expense	(11,602)	—
Gain on asset disposal	—	393,577
Interest expense, net	(11,828)	(102,776)
Net income from discontinued operations	$140,547	$342,656

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company had an open letter of credit in the amount of $414,638 as collateral for its insurance policy, which was closed during the year ended December 31, 2022. As of December 31, 2022, the Company had cash collateral of $1,105,818 and as collateral for its insurance policy, respectively.

Litigation

During the year ended December 31, 2021, 5J Trucking LLC and James E. Frye entered into a settlement and release agreement with a third party equipment provider to settle outstanding claims by the provider. The Company agreed to pay a total of $196,188 to settle outstanding accounts payable, with $50,000 due upon execution and 24 monthly payments of $6,822. The Company recorded the liability as an unsecured note payable, as described in Note 6, which has a balance of $2,925 and $98,433 as of December 31, 2022 and 2021, respectively.

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

On April 19, 2021, 5J Transportation LLC entered into a five year lease with Miller Investments & Properties for 45 acres in N.E. Houston, Texas, of which 24 acres is stabilized, and office and warehouse facilities, with monthly payments starting at $55,000 per month, escalating annually to a maximum of $58,191 per month by year five. During the year ended December 31, 2022, the Company entered into a termination agreement with a lessor to release the Company from its obligation under the lease and change the Company’s use of the asset to a month to month basis. In exchange for the use of the property previously being leased, the Company will maintain the premises, handle administrative services of the storage facility customers, and operate the storage business on behalf of the lessor. The Company derecognized a right of use asset of $2,120,881 and right of use lease liabilities of $2,260,803 in connection with this agreement, and recognized a gain on lease termination of $139,922, included in “Gain on disposal of assets” on the consolidated statement of operations. In connection with this termination, the Company entered into an agreement with the lessor to manage the property for the lessor in exchange for use of the property for the Company’s operations. The Company is accounting for this transaction as a contract with a customer under ASC 606, with the Company receiving non-cash consideration for the services provided. The Company estimated the fair value of the non-cash consideration in accordance with ASC 606-10-32 based on the market value of the lease payment for the space being used by the Company, and recognized revenue and corresponding rental expense, included within cost of sales on the Company’s consolidated statements of operations. During the year ended December 31, 2022, the Company recognized revenue and expense of $120,000 related to this agreement.

The components of lease cost for operating and finance leases for the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Lease Cost
Operating lease cost	$704,777	$944,508
Short-term lease cost	497,238	485,824
Total lease cost	$1,202,015	$1,430,332

Supplemental cash flow information related to leases was as follows:

	December 31, 2022	December 31, 2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$172,736	$537,616

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2022 and 2021:

Lease Position	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$734,504	$3,312,710
Right of use liability operating lease current portion	$650,945	$816,671
Right of use liability operating lease long term	278,137	2,545,950
Total operating lease liabilities	$929,082	$3,362,621

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	13.5	3.7
Weighted-average discount rate
Operating leases	8.6%	10.9%

The following table provides the maturities of lease liabilities at December 31, 2022:

Operating
Leases
Maturity of Lease Liabilities at December 31, 2022
2023	$616,075
2024	267,583
2025	97,597
2026	6,750
2027 and thereafter	—
Total future undiscounted lease payments	$988,005
Less: Interest	(58,923)
Present value of lease liabilities	$929,082

At December 31, 2022, the Company had no additional leases which had not yet commenced.

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

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and also owns or has control over 5J Properties LLC, an entity that is the lessor to four leases with the Company. These four leases located in Palestine, Pleasanton, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the years ended December 31, 2022 and 2021, we purchased $351,056 and $655,760 in rental services and have charged the crane company $60,000 and $99,799 that are included in our revenues, respectively. As of December 31, 2022, the Company owed $565,603 to and was owed $79,780 by the entity controlled by James Frye.

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

During the year ended December 31, 2022, the Company entered into unsecured notes with related parties totaling $1,229,098 in principal. See Note 6.

During the year ended December 31, 2022 and 2021, the Company entered into new convertible notes payable with related parties totaling approximately $0 and $4,287,740 in principal, respectively. See Note 6.

NOTE 13 – INCOME TAXES

The components of income taxes are as follows, in thousands:

	For the Year Ended
	December 31,	December 31,
	2022	2021
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	(2,603,000)	(1,468,000)
Valuation allowance	2,603,000	1,468,000
Income tax expense (benefit)	$—	$—

The components of deferred tax assets are as follows, in thousands:

	December 31,	December 31,
	2022	2021
Deferred tax asset (liability):
Net operating loss carryforwards	$9,866,000	$9,866,000
Income (expenses) not currently earned (incurred)	(282,000)	2,321,000
Total	9,584,000	12,187,000
Valuation allowance	(9,584,000)	(12,187,000)
Net deferred tax asset (liability)	$—	$—

A valuation allowance is provided when it is more likely than not that a portion or all of the deferred tax asset will not be realized. The differences between book income and tax income relate principally to revenue recognition and to differences between accelerated methods of depreciation allowed on income tax returns and straight-line methods of depreciation used for book purposes. At December 31, 2022, the Company has net operating losses available for the indefinite carryforward of approximately $46,810,000 prior year loses available to be carried forward, net of $3,415,000 of prior year losses being mitigated due to the Section 382 limitation.

The New Tax Act signed into law on December 22, 2017 made significant changes to the Internal Revenue Code. These changes include of corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. Additionally, the NOL carryforward period for new NOLs will change from 20 succeeding taxable years to an indefinite period. Additionally, business interest expense is limited to 30% of adjusted taxable income beginning January 1, 2022. With the elimination of the alternative minimum tax, NOLs for taxable years beginning after December 31, 2017, can offset 80% of Federal taxable income. Due to CARES Act, for years prior to December 31, 2020, the 80% taxable income offset has been eliminated and the 5-year carryback of NOL’s generated in 2018 through 2020 has been reinstated. After January 1, 2021, NOL’s can only be carried forward and the 80% Federal taxable income limitation applies. Since the Company is using the asset and liability method of accounting for income taxes and because deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which temporary differences are expected to reverse, the Company is revaluing the net deferred assets, fully offset by a valuation allowance, to account for future changes in tax law.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (ERTC): a refundable tax credit against certain employment taxes for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic. The ERTC was subsequently amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Consolidated Appropriation Act of 2021, and the American Rescue Plan Act of 2021, all of which amended and extended the ERTC availability and guidelines under the CARES Act. During the year ended December 31, 2022, the Company recorded an aggregate benefit of $785,350 in Cost of Revenue and $59,112 in Selling, General and Administrative expenses in its Consolidated Statements of Operations related to tax credits received during the year. During the year ended December 31, 2021, the Company recorded an aggregate benefit of $836,971 in Cost of Revenue and $129,949 in Selling, General and Administrative expenses in its Consolidated Statements of Operations related to tax credits received during the year. The Company’s ERTC filings remain open to examination by the IRS.

U.S. federal income tax returns after 2017 remain open to examination. Generally, state income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2022 and December 31,2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2022 and December 31,2021, there were no penalties or interest recorded in income tax expense.

NOTE 14 – SUBSEQUENT EVENTS

On January 19, 2023, the Company and Amerisource entered into an agreement to provide the Company with an additional $1,000,000 advance amount on the existing AR Facility (the “Overadvance”). The Overadvance will have monthly payments of principal and interest beginning February 1, 2023, bear interest at 12% per year, and Mature on September 7, 2026.

Effective January 1, 2023, the Company issued an aggregate of 6,558,987 shares of its common stock to various holders of the Company’s promissory notes in exchange for the noteholders agreeing to extend the maturity date of an aggregate of $4,372,657 of the Company’s outstanding promissory notes to June 30, 2023. Of the total, 3,253,500 shares were issued to holders of $2,169,000 of convertible promissory notes, 720,000 shares were issued to holders of $480,000 in secured notes payable, and 2,585,487 shares were issued to holders of $1,723,657 of unsecured notes payable. All of the shares of Common Stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On January 27, 2023, the Company issued an aggregate of 2,000,000 shares of its Common Stock to four purchasers of new promissory notes in the principal amount of $1,000,000, and all of the shares of Common Stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.