Form 10-Q
period 2023-03-31
SMG Industries Inc.
filed 2023-05-15
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of common stock, par value $0.001 per share, outstanding as of May 15, 2023, was 48,747,530.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SMG INDUSTRIES, INC.

Item 1. Financial Statements

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$313,595	$127,225
Restricted cash	1,105,818	1,105,818
Accounts receivable, net of allowance for credit losses of $1,244,852 and $855,832 as of March 31, 2023 and December 31, 2022, respectively	12,565,878	12,185,792
Prepaid expenses and other current assets	2,100,032	2,308,067

Total current assets	16,085,323	15,726,902

Property and equipment, net of accumulated depreciation of $16,116,896 and $15,329,817 as of March 31, 2023 and December 31, 2022, respectively	4,950,858	5,414,830
Right of use assets - operating lease	615,051	734,504
Other assets	227,801	305,451

Total assets	$21,879,033	$22,181,687

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,501,082	$3,014,598
Accounts payable – related party	853,092	565,603
Accrued expenses and other liabilities	3,452,804	2,850,547
Current portion of right of use liabilities - operating leases	688,803	650,945
Deferred revenue	—	128,000
Secured line of credit	9,699,648	10,623,887
Current portion of unsecured notes payable	2,947,790	2,465,445
Current portion of secured notes payable, net	7,913,546	6,990,486
Current portion of convertible note, net	8,679,893	7,327,288
Current liabilities of discontinued operations	185,994	200,994

Total current liabilities	37,922,652	34,817,793

Long term liabilities:
Convertible note payable, net	491,926	—
Notes payable - secured, net of current portion	12,508,420	13,307,309
Right of use liabilities - operating leases, net of current portion	169,361	278,137
Long term liabilities of discontinued operations	289,321	300,586

Total liabilities	51,381,680	48,703,825

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock - $0.001 par value; 250,000,000 shares authorized; 48,747,530 and 39,180,297 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	48,748	39,181
Additional paid in capital	15,131,534	18,081,457
Accumulated deficit	(44,682,929)	(44,642,776)

Total stockholders’ deficit	(29,502,647)	(26,522,138)

Total liabilities and stockholders’ deficit	$21,879,033	$22,181,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

(Unaudited)

	March 31, 2023	March 31, 2022
REVENUES	$20,869,763	$16,181,053

COST OF REVENUES	18,240,360	14,725,105

GROSS PROFIT	2,629,403	1,455,948

OPERATING EXPENSES:
Selling, general and administrative	3,062,601	2,463,881

Total operating expenses	3,062,601	2,463,881

LOSS FROM OPERATIONS	(433,198)	(1,007,933)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,897,167)	(2,619,037)
Other income	8,634	—
Other expense	(203,474)	(9,048)
Total other income (expense)	(3,092,007)	(2,628,085)

NET LOSS FROM CONTINUING OPERATIONS	(3,525,205)	(3,636,018)

Income (loss) from discontinued operations	(1,835)	4,888

NET LOSS	$(3,527,040)	$(3,631,130)

Net loss per common share
Continuing operations	$(0.08)	$(0.11)
Discontinued operations	$(0.00)	$(0.00)
Net loss attributable to common shareholders	$(0.08)	$(0.11)

Weighted average common shares outstanding
Basic	45,503,728	34,311,688
Diluted	45,503,728	34,311,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2023 and 2022

(Unaudited)

			Additional
	common stock		Paid In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2022	39,180,297	$39,181	$18,081,457	$(44,642,776)	$(26,522,138)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	(4,694,664)	3,486,887	(1,207,777)
Share based compensation	—	—	30,554	—	30,554
Shares issued for deferred financing costs	3,008,246	3,008	540,128	—	543,136
Shares issued for debt extension	6,558,987	6,559	1,174,059	—	1,180,618
Net loss	—	—	—	(3,527,040)	(3,527,040)

Balances at March 31, 2023	48,747,530	$48,748	$15,131,534	$(44,682,929)	$(29,502,647)

Balances at December 31, 2021	33,731,162	$33,732	$16,845,873	$(33,032,536)	$(16,152,931)
Shares issued for deferred financing costs	1,393,648	1,393	396,380	—	397,773
Share based compensation	—	—	15,605	—	15,605
Net loss	—	—	—	(3,631,130)	(3,631,130)

Balances at March 31, 2022	35,124,810	$35,125	$17,257,858	$(36,663,666)	$(19,370,683)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(Unaudited)

	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,525,205)	$(3,636,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	30,554	15,605
Depreciation and amortization	787,079	1,357,401
Amortization of deferred financing costs	326,372	1,497,032
Shares issued for debt extension	1,180,618	—
Amortization of right of use assets - operating leases	119,453	114,044
Bad debt expense	402,160	153,801
Changes in:
Accounts receivable	(782,246)	(1,023,905)
Prepaid expenses and other current assets	862,472	1,484,614
Other assets	77,650	(598,625)
Accounts payable	736,483	(1,656,889)
Accounts payable - related party	287,489	46,716
Accrued expenses and other liabilities	602,257	50,256
Right of use operating lease liabilities	(70,918)	29,037
Deferred revenue	(128,000)	—
Net cash provided by (used in) operating activities from continuing operations	906,218	(2,166,931)
Net cash used in operating activities from discontinued operations	(28,100)	—
Net cash provided by (used in) operating activities	878,118	(2,166,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from disposal of purchase of property and equipment	1,500	—
Cash paid for purchase of property and equipment	(6,189)	(37,022)
Net cash used in investing activities from continuing operations	(4,689)	(37,022)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(4,689)	(37,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	—	—
Proceeds on secured line of credit, net	—	180,830
Payments on secured line of credit, net	(952,667)	—
Proceeds from notes payable	2,000,000	5,229,098
Payments on notes payable	(2,156,338)	(1,035,443)
Proceeds from convertible notes payable	421,946	—
Net cash provided by (used in) financing activities from continuing operations	(687,059)	4,374,485
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	(687,059)	4,374,485

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	186,370	2,170,532

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,233,043	1,116,176

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,419,413	$3,286,708

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,192,989	$1,144,694

Noncash investing and financing activities
Prepaid expenses financed with note payable	$645,194	$1,353,151
Shares issued for deferred financing costs	$543,136	$397,773
Note receivable for property and equipment	$9,243	$275,000
Equipment financed with note payable	$327,661	$843,844
Convertible notes payable issued to settle accounts payable and accrued expenses	$250,000	$—

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

The Company is a growth-oriented transportation services company focused on the domestic infrastructure logistics market.  Through several of the Company’s wholly-owned subsidiaries branded as the “5J Transportation Group,” it offers specialized heavy haul, super heavy haul, flatbed, brokerage, drilling rig mobilization and driveaway services. 5J’s engineered permitted jobs can support up to 500-thousand-pound loads including infrastructure cargo associated with bridge beams, wind energy, power generation components, compressors, and refinery and construction equipment.

SMG is headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, Victoria, Texas and Fort Mill, South Carolina.

The accompanying unaudited interim consolidated financial statements of SMG have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 in the Form 10-K filed on April 17, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

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

Cash and cash equivalents

The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of March 31, 2023 was $32,054. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

The following table provides a reconciliation of cash, cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$313,595	$127,225
Restricted cash	1,105,818	1,105,818
Total	$1,419,413	$1,233,043

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

As of March 31, 2023 and December 31, 2022, the Company did not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Discontinued Operations

In December 2020 we sold MG and decided to cease the operations of Trinity. An entity that is disposed of by sale or ceasing of operations is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. As such, MG and Trinity are reported as discontinued operations.

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the three months ended March 31, 2023 and 2022. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants using the treasury-stock method, and as result of the adoption of ASU 2020-06, using the if-converted method for outstanding convertible instruments. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three months ended March 31, 2023, 2,165,000 of stock options, 1,763,335 of warrants and 86,189,050 shares issuable from convertible notes were considered for their dilutive effects. For the three months ended March 31, 2022, 1,525,000 of stock options, 1,763,335 of warrants and 79,467,400 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three months ended March 31, 2023 and 2022, all potentially dilutive instruments were excluded as their effective would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company determined that the update applied to its trade accounts receivable and adopted the guidance on January 1, 2023 with no material impact to the Company’s financial statements or results of operations. The Company estimates its expected credit losses based on the expected losses on its receivables based on a variety of data, including current economic conditions in the Company’s industry and the credit status of the Company’s customers.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The Company adopted this guidance on January 1, 2023, which resulted in a reduction to additional paid in capital of $4,694,664, a decrease in accumulated deficit of $3,486,887 and a reduction of remaining unamortized debt discount of $1,207,777 related to the previously recognized beneficial conversion features on the Company’s convertible debt.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. The Company concluded that its recurring net losses and its negative working capital are conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue and improve cash flows from operations in connection within its heavy haul, super heavy haul, drilling rig mobilization, commodity freight, brokerage services and driveway services revenue streams.

NOTE 4 — REVENUE AND CONCENTRATIONS

Disaggregation of revenue

All of the Company’s revenue from continuing operations is currently generated from services. As such no further disaggregation of revenue information is provided. All revenues are currently in the southern region of the United States.

Customer Concentration and Credit Risk

During the three months ended March 31, 2023 and 2022, no customers exceeded 10% of revenue. No customer accounted for 10% of accounts receivable as of March 31, 2023 and one customer accounted for approximately 14% of accounts receivable December 31, 2022.

Vendor Concentration Risk

One vendor represented approximately 14% of accounts payable at March 31, 2023 and one vendor represented approximately 11% of accounts payable at December 31, 2022.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,2023	December 31, 2022
Equipment	$6,743,890	$6,743,890
Trucks and Trailers	11,327,494	11,331,834
Downhole oil tools	659,873	659,873
Vehicles	1,562,483	1,236,323
Buildings	493,529	493,529
Furniture, fixtures and other	280,485	279,198

Property and equipment, gross	21,067,754	20,744,647

Less: accumulated depreciation	(16,116,896)	(15,329,817)

Property and equipment, net	$4,950,858	$5,414,830

Depreciation expense for the three months ended March 31, 2023 and 2022 was $787,079 and $1,357,401, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of March 31, 2023 and December 31, 2022 included the following:

	March 31,2023	December 31, 2022
Payroll and payroll taxes payable	$1,224,733	$1,240,397
State and local tax payable	224,142	169,238
Interest payable	365,165	400,049
Accrued operational expenses	1,596,441	871,720
Accrued general and administrative expenses	22,752	59,621
Other	19,571	109,522

Total Accrued Expenses	$3,452,804	$2,850,547

NOTE 7 — NOTES PAYABLE

Notes payable included the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Secured notes payable:

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	$100,000	$100,000

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the note was extended to June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023. On September 29, 2022, the Company entered into a settlement of debt agreement and release. Per the agreement, the Company converted approximately $467,000 of debt into shares of common stock. The Company will pay six remaining quarterly payments of approximately $45,833 per month beginning in December 2022 through March 31, 2024, the amended maturity date.	229,167	275,000

Secured note payable issued May 1, 2019 to a shareholder, bearing interest of 10% per year, due July 1, 2019, principal balance $100,000. Note was extended to March 30, 2020. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	100,000	100,000

Secured note payable issued June 17, 2019 to a shareholder, bearing interest of 10% per year, due June 30, 2020. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	80,000	80,000

Secured note payable with a related party issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, matured on February 1, 2023. Note is currently past due.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023. Note is currently past due. If a default notice is received the interest rate will range from 10.32% to 10.5%	8,247	64,521

Secured note payable with a related party issued on February 27, 2020, bearing interest of 10.0% per year, which matured on March 1, 2023.	—	77,856

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and matures in June, August, and September 2050.	388,776	389,339

Secured promissory note issued on June 20, 2020 in connection with an equipment purchase. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023.	220,622	347,045

Secured promissory note issued on January 27, 2022. The note is due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025, with monthly payments of approximately $15,275 per month beginning in June 2022 through maturity.	506,210	538,613

Secured promissory note issued on July 11, 2022. The note is due on June 8, 2027 and secured by equipment owned by the Company. The Company will pay monthly payments of approximately $2,372 per month beginning in July 2022 through maturity.	103,842	109,833

Secured promissory note issued on November 30, 2022. The note is due and payable in thirty-six monthly installments of $3,304 commencing on December 30, 2022 and the final installment is due on November 30, 2025.	96,430	104,103

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 9.54% to 9.89% maturing from March 2027 through February 2028.	327,661	—

Secured promissory note with Amerisource, a related party, issued on September 7, 2021 in the amount of $12,740,000, bearing interest at 12%, maturing September 7, 2026. The Company is required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. On March 15, 2022, the Company entered into an agreement with Amerisource, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the Company from $12,740,000 to $16,740,000. In January 2023, the Company received $1,000,000 in additional proceeds under this facility, which has a maturity date of June 30, 2023

	16,061,011	15,911,485
	20,421,966	20,297,795
Less current maturities	(7,913,546)	(6,990,486)

Long term secured notes payable, net of current maturities	$12,508,420	$13,307,309

Effective January 1, 2023, the Company issued 720,000 shares of common stock to holders of $480,000 in secured notes payable.

During the three months ended March 31, 2023, the Company entered into five new secured notes payable. The notes are due from April 2027 through March 2029 and secured by equipment owned by the Company. The Company will pay monthly payments ranging from $1,136 to $1,723 per month beginning in March 2023 through maturity.

Notes Payable – Unsecured

	March 31,	December 31,
	2023	2022
Insurance premium financing note with original principal of $1,677,968, monthly payments of $174,154, with stated interest of 8.0%, maturing on May 1, 2023. On February 1, 2023, the policy was extended with principal amount of $645,195, monthly payments of $164,543, with stated interest of 9.6% maturing June 1, 2023.	$434,133	$640,083

Insurance premium financing note with original principal of $485,830, monthly payments of $49,809, with stated interest of 5.470%, matured on February 14, 2023.	—	98,780

Unsecured note payable with a shareholder. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) and 10% interest per year, balance of payable is due on demand. Additional $25,000 advanced and due on demand. On September 9, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	44,559	44,559

Unsecured payable for settlement of lawsuit with an original settlement on April 13, 2021 for $196,188, monthly payments of $6,822 for 24 months, with an interest rate of 6% and a default interest rate of 18%.	—	2,925

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. During the year ended December 31, 2022, an additional $895,025 was loaned by the shareholder, related party. On August 3, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	1,045,025	1,045,025

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, related party, loaned the Company an additional $100,000. On August 3, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	250,000	250,000

Unsecured note payable with a shareholder. Note issued on December 22, 2021 for $150,000, due January 31, 2022 and 12% interest per year. On January 6, 2022, the shareholder, loaned the Company an additional $100,000. On August 3, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	250,000	250,000

Unsecured note payable with a shareholder, a related party. Note issued on February 14, 2022 for $134,073, due March 31, 2022 and 12% interest per year. On August 3, 2022, the note was extended to December 31, 2022. In January 2023 the note was extended to June 30, 2023.	134,073	134,073

Unsecured note payable with a shareholder, a related party. Note issued on January 18, 2023 for $250,000, due June 30, 2023 and 12% interest per year.	250,000	—

Unsecured note payable with a shareholder, a related party. Note issued on January 18, 2023 for $350,000, due June 30, 2023 and 12% interest per year.	350,000	—

Unsecured note payable with a shareholder, a related party. Note issued on January 18, 2023 for $350,000, due June 30, 2023 and 12% interest per year.	350,000	—

Unsecured notes payable with a shareholder, a related party. Note issued on January 18, 2023 for $50,000, due June 30, 2023 and 12% interest per year.	50,000	—

Notes payable - unsecured	3,157,790	2,465,445
Less discounts and deferred finance costs	(210,000)	—
Less current portion	(2,947,790)	(2,465,445)

Notes payable - unsecured, net of current portion	$—	$—

Effective January 1, 2023, the Company issued 2,585,487 shares of common stock to holders of $1,723,657 of unsecured notes payable.

On January 27, 2023, the Company issued an aggregate of 2,000,000 shares of its common stock to four purchasers of new promissory notes in the principal amount of $1,000,000. The Company recorded deferred financing cost of $360,000 based on the fair value of the shares issued to the lenders, which was recognized as a discount. The Company amortized total debt discount of $150,000 related to secured notes payable during the three months ended March 31, 2023. The new promissory notes mature on June 30, 2023 and bear interest at 12%.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Entities entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (“Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (“Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (“AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the three months ended March 31, 2023 and 2022, $0 and $27,059 of debt discount was amortized to interest expense, and the unamortized discount was $0 as of March 31, 2023 and December 31, 2022, respectively. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company.

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

The balances under the above lines of credit was $9,699,648 and $10,623,887 as of March 31, 2023 and December 31, 2022, respectively.

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 12.2% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note matured on March 31, 2023 and was extended to June 30, 2023, and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the sale of the Amerisource Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount and will be amortized over the life of the loan. During the year ended December 31, 2022, $151,589 of debt discount was amortized to interest expense, and there was $0 of unamortized discount as of December 31, 2022. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty. As of March 31, 2023 and December 31, 2022, the outstanding principal balance was $1,600,000.

During the three months ended March 31, 2023, the Company entered into secured note purchase agreements with Steve Madden for the purchase and sale of convertible promissory notes in the principal amount of $422,164. The notes pay a 10% per annum interest rate, convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share with a two year term. These convertible notes are secured by all of the assets of the Company, subject to prior liens and security interests. Mr. Madden was issued 633,246 shares of common stock related to the convertible notes payable which were recognized as a deferred finance cost.

On March 31, 2023, Steve Madden was issued a $250,000 secured convertible note, paid in kind for services as Chief Transition Officer, that matures after two years, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. The convertible note was recorded as a prepaid expense to be amortized over a one year period. Mr. Madden was issued 375,000 shares of common stock related to the convertible note payable which were recognized as a deferred finance cost.

Effective January 1, 2023, the Company issued 3,253,500 shares of common stock to holders of $2,169,000 of convertible promissory notes.

As of March 31, 2023, the convertible notes, net balance was $9,171,819 with long term convertible notes payable of $491,926 and a current portion of convertible notes of $8,679,893. As of December 31, 2022, the convertible notes, net balance was $7,327,288 with long term convertible notes payable of $0 and a current portion of convertible notes of $7,327,288. During the three months ended March 31, 2023 and 2022, $147,944 and $798,845 of debt discount was amortized to interest expense, and there was $407,086 and $3,871,373 of unamortized discount as of March 31, 2023 and December 31, 2022, respectively.

Future maturities of all Company debt as of March 31, 2023 are as follows:

2024	$29,678,201
2025	5,113,929
2026	4,983,384
2027	2,710,218
2028	28,571
Thereafter	344,006
Total	$42,858,309

NOTE 8 — STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2023, the Company issued an aggregate of 6,558,987 shares of its common stock to various holders of the Company’s promissory notes in exchange for the noteholders agreeing to extend the maturity date of an aggregate of $4,372,657 of the Company’s outstanding promissory notes to June 30, 2023. The Company recognized a total of $1,180,618 of interest expense based on the fair value of the shares issued to the lenders.

During the three months March 31, 2023, the Company issued a total of 3,008,246 shares of common stock to four lenders. These shares had a fair value of $543,136 and were recorded as deferred finance costs.

NOTE 9 — STOCK OPTIONS AND WARRANTS

Summary of stock option information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2022	1,525,000	$546,250	$0.25-0.75	$0.36
Granted	620,000	155,000	0.25	0.25
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, March 31, 2023	2,145,000	$701,250	$0.25-0.75	$0.33
Exercisable, March 31, 2023	1,605,000	$546,250	$0.25-0.75	$0.36

During the three months ended March 31, 2023, the Company issued 620,000 common stock options to 5J and SMG employees valued at $126,873. Of the 620,000 options issued, 80,000 options vest upon issuance and the remaining options vest equally over a three-year period starting on January 2024. The Company valued the stock options using the Black-Scholes model with the following key assumptions range: Stock price $0.18 - $0.22, Exercise price $0.25, Term 5 years, Volatility 213.04% – 227.09% and Discount rate 3.48% – 4.52%.

During the three months ended March 31, 2023, the Company recognized $30,554 of expense related to outstanding stock options. At March 31, 2023, the Company had $106,416 of unrecognized expenses related to options.

The weighted average remaining contractual life is approximately 2.34 years for stock options outstanding on March 31, 2023. At March 31, 2023, there was no intrinsic value to the outstanding stock options.

Summary Stock warrant information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2022	1,763,335	$496,667	$0.15-$0.75	$0.28
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, March 31, 2023	1,763,335	$496,667	$0.15 - $0.75	$0.28
Exercisable, March 31, 2023	1,763,335	$496,667	$0.15 - $0.75	$0.28

The weighted average remaining contractual life is approximately 3.85 years for stock warrants outstanding on March 31, 2023. At March 31, 2023 the outstanding stock warrants had an aggregate intrinsic value of $11,725.

NOTE 10 — DISPOSITION OF BUSINESSES

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

The decision to sell Trinity assets and the MG sale agreement qualify as discontinued operations in accordance with U.S. GAAP, as each represents a significant strategy shift of the Company’s operations that will have a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	March 31,	December 31,
	2023	2022
Accounts payable	$62,526	$62,526
Accrued expenses and other liabilities	123,468	138,468
Current liabilities of discontinued operations	185,994	200,994
Notes payable - secured, net of current portion	149,219	149,741
Notes payable - unsecured, net of current portion	140,102	150,845
Long term liabilities of discontinued operations	289,321	300,586
Total liabilities of discontinued operations	$475,315	$501,580

The statements of operations of Trinity and MG combined are summarized below:

	March 31,	March 31,
	2023	2022
Other income	$—	$7,749
Interest expense, net	(1,835)	(2,861)
Net income (loss) from discontinued operations	$(1,835)	$4,888

NOTE 11 — COMMITMENTS AND CONTINGENCIES

As of March 31, 2023 and December 31, 2022, the Company had cash collateral of $1,105,818 and as collateral for its insurance policy, respectively.

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

NOTE 12 — LEASES

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

The components of lease cost for operating and finance leases for the three months ended March 31, 2023 and 2022 were as follows:

	March 31, 2023	March 31, 2022
Lease Cost
Operating lease cost	$126,542	$300,758
Short-term lease cost	181,704	151,021
Total lease cost	$308,246	$451,779

Supplemental cash flow information related to leases was as follows:

	March 31, 2023	March 31, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,918	$29,037

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2023 and December 31, 2022:

Lease Position	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$615,051	$734,504
Right of use liability operating lease current portion	$688,803	$650,945
Right of use liability operating lease long term	169,361	278,137
Total operating lease liabilities	$858,164	$929,082

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	1.8	13.5
Weighted-average discount rate
Operating leases	8.5%	8.6%

The following table provides the maturities of lease liabilities at March 31, 2023:

Operating
Leases
Maturity of Lease Liabilities at March 31, 2023
2023 (Nine months remaining)	$562,818
2024	267,583
2025	67,347
2026	4,000
2027 and thereafter	—
Total future undiscounted lease payments	$901,748
Less: Interest	(43,584)
Present value of lease liabilities	$858,164

At March 31, 2023, the Company had no additional leases which had not yet commenced.

NOTE 13 – RELATED PARTY TRANSACTIONS

James E. Frye, who currently serves as a director on our Board and President of our 5J subsidiary and also owns or has control over 5J Properties LLC, an entity that is the lessor to four leases with the Company. These four leases located in Palestine, Pleasanton, West Odessa and Floresville Texas all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. James Frye is an owner of a southwest based crane rental company that we use as a vendor and is a customer from time to time. During the three months ended March 31, 2023 and 2022, we purchased $290,730 and $26,300 in rental services and have charged the crane company $3,000 and $25,427 that are included in our revenues, respectively. As of March 31, 2023, the Company owed $853,092 to and was owed $82,780 by the entities controlled by James Frye. As of December 31, 2022, the Company owed $565,603 to and was owed $79,780 by the entities controlled by James Frye.

On June 15, 2020, the Company entered into an Interim Management Services Agreement with Apex Heritage Group, Inc. (the “Consultant”), of which Steven H. Madden, a related party, has sole voting and investment control over, and is our current Chief Transition Officer. The Consultant will provide Jeffrey Martini to serve as the Company’s Chief Financial Officer, reporting to both the Company’s Chief Executive Officer and its Board of Directors. In December 2021, the Company issued a convertible promissory note with a principal amount of $250,000 to the Consultant for services as Chief Transition Officer for the period from August 1, 2021 until August 1, 2022. During the three months ended March 31, 2023, the Company issued an additional convertible note payable of $250,000 for services as Chief Transition officer for an additional year.

Effective January 1, 2023, the Company issued an aggregate of 5,205,148 shares of its common stock to various related party holders of the Company’s promissory notes in exchange for the noteholders agreeing to extend the maturity date of an aggregate of $3,470,098 of the Company’s outstanding promissory notes to June 30, 2023. Of the total, 2,686,500 shares were issued to holders of $1,791,000 of convertible promissory notes and 2,518,648 shares were issued to holders of $1,679,098 of unsecured notes payable.

During the three months ended March 31, 2023, the Company entered into unsecured notes with related parties totaling $1,000,000 in principal. See Note 7.

During the three months ended March 31, 2023, the Company entered into new convertible notes payable with related parties totaling approximately $672,164 in principal, including the $250,000 note related to CTO services described above. See Note 7.

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

Our wholly-owned operating subsidiaries are:

●	5J Trucking LLC

●	5J Oilfield Services LLC
●	5J Specialized LLC
●	5J Transportation LLC
●	5J Logistics Services LLC
●	5J Driveaway LLC

Together these business units are referred to as the “5J Transportation Group”.

Our operating subsidiaries provide a range of transportation services such as:

●	Transporting infrastructure components including bridge beams and power generation transformers
●	Transporting wind energy components
●	Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components
●	Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects
●	Transportation of midstream compressors
●	Flatbed freight
●	Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components
●	Drilling rig relocation for drilling contractors and oil and gas operators
●	Freight brokerage and driveaway of manufactured trucks and equipment to final customers.

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

In December 2020, the Company decided to cease the operations of Trinity Services LLC (“Trinity”), an O&G drilling pad dirt construction company. The assets and operations of Trinity are reflected on the March 31, 2023 and December 31, 2022 Consolidated Balance Sheets as “assets or liabilities of discontinued operations” and the results of operations are reflected in the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 as “net income (loss) from discontinued operations”.

In the second quarter of 2021 we formed 5J Transportation LLC in connection with leasing the East Houston terminal operations for our flatbed services. In the first quarter of 2021, we formed 5J Brokerage LLC, which was renamed 5J Logistics Services LLC during the fourth quarter of 2021, our transportation brokerage business, in connection with offering those services. In the first quarter of 2023, we formed 5J Driveaway LLC to provide services to truck and equipment manufacturers that need transportation services to deliver vehicles and equipment to their end customers.

All of our 5J subsidiaries are referred to as the “5J Transportation Group”.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13).  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company determined that the update applied to its trade accounts receivable and adopted the guidance on January 1, 2023 with no material impact to the Company’s financial statements or results of operations. The Company will estimate its expected credit losses based on the expected losses on its receivables based on a variety of data, including current economic conditions in the Company’s industry and the credit status of the Company’s customers.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The Company adopted this guidance on January 1, 2023, which resulted in a reduction to additional paid in capital of $4,694,664, a decrease in accumulated deficit of $3,486,887 and a reduction of remaining unamortized debt discount of $1,270,777 related to the previously recognized beneficial conversion features on the Company’s convertible debt.

Critical Accounting Policies and Estimates

The preparation for financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Form 10-K as filed with the SEC on April 17, 2023. We do not consider any of our policies or estimates to be critical. Management will base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth the results of our operations for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022
Sales	$20,869,763	$16,181,053
Cost of goods sold	(18,240,360)	(14,725,105)
Gross profit	2,629,403	1,455,948
Operating expenses	(3,062,601)	(2,463,881)
Loss from operations	(433,198)	(1,007,933)
Other expense	(3,092,007)	(2,628,085)
Loss from continuing operations	(3,525,205)	(3,636,018)
Income (loss) from discontinued operations	(1,835)	4,888
Net loss	$(3,527,040)	$(3,631,130)

The Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the quarters ended March 31, 2023 and 2022 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the quarters ended March 31, 2023 and 2022 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Sales for the quarter ended March 31, 2023 increased to $20,869,763, an increase of 29% from $16,181,053 for the quarter ended March 31, 2022. The increase in sales in the first quarter of 2023 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, and in the company’s super heavy haul business transporting over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the general improvement in the domestic United States economy from COVID-19 pandemic.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2023, was $18,240,360, compared to $14,725,105 for the same period of 2022. As a percentage of overall sales, the cost of revenues was 87% during the three months ended March 31, 2023, compared to 91% for the same period of 2022. Cost of revenues includes $787,079 and $1,357,401 in non-cash depreciation charges for the three months ended March 31, 2023 and 2022, respectively. The improvement in cost of revenues as a percentage of overall sales is the result of higher revenues and incremental margin improvement in transportation projects covering more fixed costs within cost of revenues. The increase in dollar amount of cost of revenues over the prior year was due to higher direct expenses associated with the increased volume of revenues, including driver payroll and settlements, and increased fuel and freight costs compared to the prior period. We currently believe the Company will continue to improve cost of goods sold as a percentage of sales through increased revenues covering more fixed costs within cost of goods sold and higher utilization of our existing equipment fleet through anticipated future increases in customer demand.

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2023, was $2,629,403, compared to $1,455,948 for the same period of 2022. Our gross profit margin was 13% during the three months ended March 31, 2023, compared to 9% for the same period of 2022. The improvement in gross margin is due to higher revenues as described above and increased customer pricing as compared to the first quarter 2022 results.

Operating Expenses

	Three months ended March 31,
	2023	2022
Operating expenses:
General and administrative	$3,062,601	$2,463,881
Operating expenses	$3,062,601	$2,463,881

Total operating expenses were $3,062,601 in the three months ended March 31, 2023 or 15% of revenues, compared to $2,463,881, or 15% of revenues, in the same period of 2022, representing an increase in operating expenses of $598,720, or 24%, from the three months ended March 31, 2022. The increase in operating expenses was primarily attributable to higher consulting and audit fees, an increase in non-cash bad debt expense for the current period, and slightly higher labor costs from increased wages and additional personnel added with the growth in the business.

Loss From Operations

As a result of the preceding, our loss from operations was $433,198 during the three months ended March 31, 2023, compared with $1,007,933 for the same period of 2022. This $574,735, or 57%, improvement in our loss from operations was primarily attributable to gross margin improvement and higher revenues in the first quarter 2023 compared to the same period of 2022.

Other Expense

Total other expense was $3,092,007 for the three months ended March 31, 2023 compared to other expense of $2,628,085 for the three months ended March 31, 2022. Interest expense was $2,897,167 and $2,619,037 for the three months ended March 31, 2023 and 2022, respectively, as a result of decreased non-cash amortization of debt costs associated with convertible debt issued in 2022 and 2023 and deferred finance costs resulting from shares issued with convertible debt in the prior period. Additionally, the Company recognized other expense of $204,196 from an insurance audit settlement during the three months ended March 31, 2023.

Net Loss From Continuing Operations

The result was that our net loss from continuing operations was $3,525,205 during the three months ended March 31, 2023, compared with $3,636,018 for the same period of 2022. This $104,090, or 3%, improvement in our net loss from continuing operations was primarily attributable to the Company’s gross margin improvements described above and the reduction in interest expense.

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

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Note”) to Amerisource (“Amerisource Loan Agreement”). The Amerisource Note matures on June 30, 2023 and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock were issued to the noteholder in connection with the sale of the Amerisource Note. The Amerisource Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty. The Company and Amerisource entered into an amendment to the Amerisource Loan Agreement on March 31, 2023, pursuant to which they agreed to extend the maturity date of the note to June 30, 2023.

On January 27, 2023, the Company issued four new promissory notes in the principal amount of $1,000,000. The new promissory notes mature on June 30, 2023 and bear interest at 12%.

During the first quarter of 2023, we issued a convertible note for $250,000 as non-cash compensation for one year to our Chief Transition Officer and Director. Additionally, during the first quarter of 2023 we issued two convertible notes to the same insider for cash invested of $385,000 on March 21, 2023 and $37,164 on March 22, 2023 under the terms of our existing convertible note offering. The cash was used for our working capital.

We had a net working capital deficit of $21,837,329, as of March 31, 2023, compared to a deficit of $19,090,891 as of December 31, 2022.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities from continuing operations	$906,218	$(2,166,931)
Operating activities from discontinued operations	(28,100)	—
Operating activities	878,118	(2,166,931)

Investing activities from continuing operations	(4,689)	(37,022)
Investing activities from discontinued operations	—	—
Investing activities	(4,689)	(37,022)

Financing activities from continuing operations	(687,059)	4,374,485
Financing activities from discontinued operations	—	—
Financing activities	$(687,059)	$4,374,485

Operating Activities

Net cash provided by operating activities was $878,118 for the three months ended March 31, 2023, compared to cash used in operating activities of $2,166,931 during the same period of 2022, including $28,100 and $0 of cash flows used in discontinued operations, respectively.

For the three months ended March 31, 2023, net cash provided by continuing operating activities of $906,218 consisted of net loss of $3,525,205, which included non-cash costs of depreciation and amortization of $787,079, amortization of deferred financing costs of $326,372, shares issued for debt extension of $1,180,618, bad debt expense of $402,160 and amortization of right of use assets of $119,453. Changes in working capital accounts included changes in prepaid expenses and other current assets of $862,472, accrued expenses and other liabilities of $602,257, and accounts payable of $736,483, accounts payable related party of $287,489, partially offset by changes in accounts receivable of $782,246.

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

Investing Activities

Net cash used in investing activities was $4,689 for the three months ended March 31, 2023, compared to net cash used in investing activities of $37,022 for the three months ended March 31, 2022.

For the three months ended March 31, 2023, net cash provided by investing activities consisted of $1,500 of cash proceeds from disposal of property and equipment and $6,189 cash paid for fixed asset additions. For the three months ended March 31, 2022, net cash used in investing activities consisted of $37,022 of fixed asset additions.

Financing Activities

Net cash used in financing activities was $687,059 for the three months ended March 31, 2023, compared to cash provided of $4,374,485 for the three months ended March 31, 2022.

For the three months ended March 31, 2023, net cash used in financing activities consisted of $2,000,000 in proceeds from secured notes and the AR Facility Overadvance, proceeds from convertible notes payable of $421,946 offset by repayment of notes payable of $2,156,338 and net payments on secured line of credit of $952,667.

For the three months ended March 31, 2022, net cash provided by financing activities consisted of proceeds from notes payable of $5,229,098, net proceeds from secured line of credit of $180,830, partially offset by repayment of notes payable of $1,035,443.

Off-Balance-Sheet Transactions

As of March 31, 2023, the Company has cash collateral deposit in the amount of $1,105,818 as collateral for its insurance policy.

Contractual Commitments

None

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at March 31, 2023, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2023, the Company issued an aggregate of 6,558,987 shares of its common stock (“Shares”) in connection with the issuance to multiple note holders in exchange for the extension of the maturity dates of their notes. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SMG Industries Inc.
(Registrant)

May 15, 2023	/s/ Matthew C. Flemming
Date	Matthew C. Flemming
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)