Form 10-Q
period 2023-06-30
SMG Industries Inc.
filed 2023-08-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.001 per share, outstanding as of August 14, 2023, was 268,054,820.

SMG INDUSTRIES, INC.

Item 1. Financial Statements

SMG INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$209,843	$127,225
Restricted cash	1,105,818	1,105,818
Accounts receivable, net of allowance for credit losses of $1,062,960 and $855,832 as of June 30, 2023 and December 31, 2022, respectively	13,219,155	12,185,792
Prepaid expenses and other current assets	1,157,039	2,308,067

Total current assets	15,691,855	15,726,902

Property and equipment, net of accumulated depreciation of $16,855,950 and $15,329,817 as of June 30, 2023 and December 31, 2022, respectively	4,287,064	5,414,830
Right of use assets - operating lease	503,526	734,504
Other assets	110,344	305,451

Total assets	$20,592,789	$22,181,687

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,892,775	$3,014,598
Accounts payable – related party	1,086,078	565,603
Accrued expenses and other liabilities	3,085,444	2,850,547
Current portion of right of use liabilities - operating leases	654,726	650,945
Deferred revenue	—	128,000
Secured line of credit	11,079,731	10,623,887
Current portion of unsecured notes payable	2,723,657	2,465,445
Current portion of secured notes payable, net	7,853,334	6,990,486
Current portion of convertible note, net	8,906,741	7,327,288
Current liabilities of discontinued operations	180,994	200,994

Total current liabilities	39,463,480	34,817,793

Long term liabilities:
Convertible note payable, net	513,401	—
Notes payable - secured, net of current portion	11,469,241	13,307,309
Right of use liabilities - operating leases, net of current portion	121,699	278,137
Long term liabilities of discontinued operations	278,995	300,586

Total liabilities	51,846,816	48,703,825

Commitments and contingencies

Stockholders’ deficit
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Series B convertible preferred stock - $0.001 par value; 6,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 48,747,530 and 39,180,297 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	48,748	39,181
Additional paid in capital	15,142,034	18,081,457
Accumulated deficit	(46,444,809)	(44,642,776)

Total stockholders’ deficit	(31,254,027)	(26,522,138)

Total liabilities and stockholders’ deficit	$20,592,789	$22,181,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2023 and 2022

(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES	$21,787,389	$18,076,897	$42,657,152	$34,257,950

COST OF REVENUES	18,861,088	16,935,840	37,101,448	31,660,945

GROSS PROFIT	2,926,301	1,141,057	5,555,704	2,597,005

OPERATING EXPENSES:
Selling, general and administrative	2,723,387	2,287,965	5,785,988	4,751,846

Total operating expenses	2,723,387	2,287,965	5,785,988	4,751,846

INCOME (LOSS) FROM OPERATIONS	202,914	(1,146,908)	(230,284)	(2,154,841)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,972,369)	(2,178,694)	(4,869,536)	(4,797,731)
Other expense	(155)	—	(203,629)	—
Other income	14,168	9,048	22,802	—
Gain on disposal of assets	—	334,404	—	334,404

Total other income (expense)	(1,958,356)	(1,835,242)	(5,050,363)	(4,463,327)

NET LOSS FROM CONTINUING OPERATIONS	(1,755,442)	(2,982,150)	(5,280,647)	(6,618,168)

Loss from discontinued operations	(6,438)	(38,126)	(8,273)	(33,238)

NET LOSS	$(1,761,880)	$(3,020,276)	$(5,288,920)	$(6,651,406)

Net loss per common share
Continuing operations	$(0.04)	$(0.08)	$(0.11)	$(0.19)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common shareholders	$(0.04)	$(0.08)	$(0.11)	$(0.19)

Weighted average common shares outstanding
Basic	48,747,530	35,124,810	47,147,581	34,722,766
Diluted	48,747,530	35,124,810	47,147,581	34,722,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2023 and 2022

(Unaudited)

			Additional
	Common stock		Paid In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2022	39,180,297	$39,181	$18,081,457	$(44,642,776)	$(26,522,138)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	(4,694,664)	3,486,887	(1,207,777)
Share based compensation	—	—	30,554	—	30,554
Shares issued for deferred financing costs	3,008,246	3,008	540,128	—	543,136
Shares issued for debt extension	6,558,987	6,559	1,174,059	—	1,180,618
Net loss	—	—	—	(3,527,040)	(3,527,040)

Balances at March 31, 2023	48,747,530	48,748	15,131,534	(44,682,929)	(29,502,647)

Share based compensation	—	—	10,500	—	10,500
Net loss	—	—	—	(1,761,880)	(1,761,880)

Balances at June 30, 2023	48,747,530	$48,748	$15,142,034	$(46,444,809)	$(31,254,027)

Balances at December 31, 2021	33,731,162	$33,732	$16,845,873	$(33,032,536)	$(16,152,931)
Shares issued for deferred financing costs	1,393,648	1,393	396,380	—	397,773
Share based compensation	—	—	15,605	—	15,605
Net loss	—	—	—	(3,631,130)	(3,631,130)

Balances at March 31, 2022	35,124,810	35,125	17,257,858	(36,663,666)	(19,370,683)

Share based compensation	—	—	15,146	—	15,146
Net loss	—	—	—	(3,020,276)	(3,020,276)

Balances at June 30, 2022	35,124,810	$35,125	$17,273,004	$(39,683,942)	$(22,375,813)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(Unaudited)

	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,280,647)	$(6,618,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	41,054	30,751
Depreciation and amortization	1,526,343	2,754,891
Amortization of deferred financing costs	784,696	2,387,577
Shares issued for debt extension	1,180,618	—
Amortization of right of use assets - operating leases	230,978	226,072
Bad debt expense	236,941	211,984
Gain on disposal of assets	—	(334,404)
Changes in:
Accounts receivable	(1,270,304)	(238,725)
Prepaid expenses and other current assets	1,738,250	1,890,998
Other assets	195,107	(233,955)
Accounts payable	1,127,968	(1,392,707)
Accounts payable - related party	520,475	93,953
Accrued expenses and other liabilities	234,897	42,089
Right of use operating lease liabilities	(152,657)	(23,593)
Deferred revenue	(128,000)	—
Net cash provided by (used in) operating activities from continuing operations	985,719	(1,203,237)
Net cash used in operating activities from discontinued operations	(49,864)	—
Net cash provided by (used in) operating activities	935,855	(1,203,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from disposal of property and equipment	1,500	329,271
Cash paid for purchase of property and equipment	(14,235)	(60,250)
Net cash provided by (used in) investing activities from continuing operations	(12,735)	269,021
Net cash used in investing activities from discontinued operations	—	—
Net cash provided by( used in) investing activities	(12,735)	269,021

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on secured line of credit, net	427,416	(532,346)
Proceeds from notes payable	2,000,000	5,229,098
Payments on notes payable	(3,689,864)	(2,291,454)
Proceeds from convertible notes payable	421,946	—
Net cash provided by (used in) financing activities from continuing operations	(840,502)	2,405,298
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	(840,502)	2,405,298

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	82,618	1,471,082

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,233,043	1,116,176

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,315,661	$2,587,258

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$4,201,276	$2,344,883

Noncash investing and financing activities
Prepaid expenses financed with note payable	$645,194	$1,960,439
Shares issued for deferred financing costs	$543,136	$397,773
Note receivable for property and equipment	$57,972	$275,000
Equipment financed with note payable	$327,661	$843,844
Convertible notes payable issued to settle accounts payable and accrued expenses	$250,000	$—

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

The Company is a growth-oriented transportation services company focused on the domestic infrastructure logistics market. Through several of the Company’s wholly-owned subsidiaries branded as the “5J Transportation Group,” it offers specialized heavy haul, super heavy haul, flatbed, brokerage, drilling rig mobilization and driveaway services. 5J’s (as defined below) engineered permitted jobs can support up to 500-thousand-pound loads including infrastructure cargo associated with bridge beams, wind energy, power generation components, compressors, and refinery and construction equipment.

SMG is headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, Victoria, Texas and Fort Mill, South Carolina.

The accompanying unaudited interim consolidated financial statements of SMG have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Annual Report on Form 10-K have been omitted.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries, 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC, 5J Logistics Services LLC and 5J Driveaway LLC (together referred to as “5J “ or “5J Transportation Group”), Momentum Water Transfer Services, LLC, Jake Oilfield Solutions LLC (“Jake”) and Trinity Services LLC (“Trinity”), all of which have second quarter ends of June 30 and fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Cash and cash equivalents

The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of June 30, 2023 was $0. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

The following table provides a reconciliation of cash, cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$209,843	$127,225
Restricted cash	1,105,818	1,105,818
Total	$1,315,661	$1,233,043

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of MG Cleaners LLC (“MG”) and Trinity. The discontinued operations exclude general corporate allocations.

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts receivable, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments. The long-term debt approximate fair value because the related rates of interest approximate current market rates.

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

As of June 30, 2023 and December 31, 2022, the Company did not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Discontinued Operations

In December 2020 we sold MG and decided to cease the operations of Trinity. An entity that is disposed of by sale or ceasing of operations is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. As such, MG and Trinity are reported as discontinued operations.

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the three and six months ended June 30, 2023 and 2022. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the consolidated statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants using the treasury-stock method, and as result of the adoption of Accounting Standards Update (“ASU”) 2020-06, using the if-converted method for outstanding convertible instruments. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three and six months ended June 30, 2023, 2,145,000 of stock options, 1,763,335 of warrants and 86,189,040 shares issuable from convertible notes were considered for their dilutive effects. For the three and six months ended June 30, 2022, 1,525,000 of stock options, 1,763,335 of warrants and 79,467,400 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three and six months ended June 30, 2023 and 2022, all potentially dilutive instruments were excluded as their effective would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale debt securities. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company determined that the update applied to its trade accounts receivable and adopted the guidance on January 1, 2023 with no material impact to the Company’s financial statements or results of operations. The Company estimates its expected credit losses based on the expected losses on its receivables based on a variety of data, including current economic conditions in the Company’s industry and the credit status of the Company’s customers.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The Company adopted this guidance on January 1, 2023, which resulted in a reduction to additional paid in capital of $4,694,664, a decrease in accumulated deficit of $3,486,887 and a reduction of remaining unamortized debt discount of $1,207,777 related to the previously recognized beneficial conversion features on the Company’s convertible debt.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company adopted this standard on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements and related disclosures.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. The Company concluded that its recurring net losses and its negative working capital are conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue and improve cash flows from operations in connection with its heavy haul, super heavy haul, drilling rig mobilization, commodity freight, brokerage services and driveway services revenue streams.

NOTE 4 — REVENUE AND CONCENTRATIONS

Disaggregation of revenue

All of the Company’s revenue from continuing operations is currently generated from services. As such no further disaggregation of revenue information is provided. All revenues are currently in the southern region of the United States.

Customer Concentration and Credit Risk

During the three and six months ended June 30, 2023 and 2022, no customers exceeded 10% of revenue. Two customers accounted for 26% of accounts receivable as of June 30, 2023 and one customer accounted for approximately 14% of accounts receivable as of December 31, 2022.

Vendor Concentration Risk

One vendor represented approximately 12% of accounts payable at June 30, 2023 and one vendor represented approximately 11% of accounts payable at December 31, 2022.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,2023	December 31, 2022
Equipment	$6,752,736	$6,743,890
Trucks and Trailers	11,391,538	11,331,834
Downhole oil tools	659,873	659,873
Vehicles	1,562,483	1,236,323
Buildings	493,529	493,529
Furniture, fixtures and other	282,855	279,198

Property and equipment, gross	21,143,014	20,744,647

Less: accumulated depreciation	(16,855,950)	(15,329,817)

Property and equipment, net	$4,287,064	$5,414,830

Depreciation expense for the three months ended June 30, 2023 and 2022 was $739,264 and $1,397,490, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1,526,343 and $2,754,891, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses as of June 30, 2023 and December 31, 2022 included the following:

	June 30,2023	December 31, 2022
Payroll and payroll taxes payable	$1,176,109	$1,240,397
State and local tax payable	281,563	169,238
Interest payable	366,513	400,049
Accrued operational expenses	1,152,012	871,720
Accrued general and administrative expenses	76,855	59,621
Other	32,392	109,522

Total Accrued Expenses	$3,085,444	$2,850,547

NOTE 7 — NOTES PAYABLE

Notes payable included the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Secured notes payable:

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the maturity date of the note was extended to June 30, 2020. On September 9, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023 the maturity date of the note was extended to June 30, 2023. This note was paid in full subsequent to June 30, 2023.	$100,000	$100,000

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. On March 6, 2020, the maturity date of the note was extended to June 30, 2020. On September 9, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023 the maturity date of the note was extended to June 30, 2023. This note was paid in full subsequent to June 30, 2023.	100,000	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. On September 9, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023 the maturity date of the note was extended to June 30, 2023. This note was settled by issuance of common stock subsequent to June 30, 2023.	100,000	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of Momentum Water Transfer Services LLC, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023. On September 29, 2022, the Company entered into a settlement of debt agreement and release. Per the agreement, the Company converted approximately $467,000 of debt into shares of common stock. The Company will pay six remaining quarterly payments of approximately $45,833 per month from December 2022 through March 31, 2024, the amended maturity date.	137,500	275,000

Secured note payable issued May 1, 2019 to a shareholder, bearing interest of 10% per year, due July 1, 2019, with a principal balance of $100,000. Note was extended to March 30, 2020. On September 9, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023 the maturity date of the note was extended to June 30, 2023. This note was settled by issuance of common stock subsequent to June 30, 2023.	100,000	100,000

Secured note payable issued June 17, 2019 to a shareholder, bearing interest of 10% per year, due June 30, 2020. On September 9, 2022, the maturity date of this note was extended to December 31, 2022. In January 2023 the maturity date of the note was extended to June 30, 2023. This note was settled by issuance of common stock subsequent to June 30, 2023.	80,000	80,000

Secured note payable with a related party issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, and which matured on February 1, 2023 This note was settled by issuance of common stock subsequent to June 30, 2023.	2,000,000	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023. These notes are currently past due. If a default notice is received the interest rate will range from 10.32% to 10.5%	—	64,521

Secured note payable with a related party issued on February 27, 2020, bearing interest of 10.0% per year, which matured on March 1, 2023.	—	77,856

Secured promissory notes for Jake, SMG Industries, Inc, and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest 3.75% annually and maturing in June, August, and September 2050.	386,263	389,339

Secured promissory note issued on June 20, 2020 in connection with an equipment purchase. The note is due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020 and the final installment is due on July 1, 2023. This note was repaid in full subsequent to June 30, 2023.	133,754	347,045

Secured promissory note issued on January 27, 2022. The note is due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025, with monthly payments of approximately $15,275 per month beginning in June 2022 through maturity. This note was repaid in full subsequent to June 30, 2023.	483,820	538,613

Secured promissory note issued on July 11, 2022. The note is due on June 8, 2027 and secured by equipment owned by the Company. The Company will pay monthly payments of approximately $2,372 per month beginning in July 2022 through maturity.	97,851	109,833

Secured promissory note issued on November 30, 2022. The note is due and payable in thirty-six monthly installments of $3,304 commencing on December 30, 2022 and the final installment is due on November 30, 2025.	85,855	104,103

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 9.54% to 9.89% and maturing on various dates from March 2027 through February 2028.	311,240	—

Secured promissory note with Amerisource, a related party, issued on September 7, 2021 in the amount of $12,740,000, bearing interest at 12%, maturing September 7, 2026. The Company is required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. On March 15, 2022, the Company entered into an agreement with Amerisource, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the Company from $12,740,000 to $16,740,000. In January 2023, the Company received $1,000,000 in additional proceeds under this facility, which has a maturity date of June 30, 2023. Subsequent to June 30, 2023, approximately $7,665,000 of principal was settled with common stock, approximately $6,935,000 was paid in cash, and with the remaining $606,000 still outstanding.

	15,206,292	15,911,485
	19,322,575	20,297,795
Less current maturities	(7,853,334)	(6,990,486)

Long term secured notes payable, net of current maturities	$11,469,241	$13,307,309

Effective January 1, 2023, the Company issued 720,000 shares of common stock to holders of $480,000 in secured notes payable.

During the six months ended June 30, 2023, the Company entered into five new secured notes payable. The notes are due from April 2027 through March 2029 and secured by equipment owned by the Company. The Company will pay monthly payments ranging from $1,136 to $1,723 per month beginning in March 2023 through maturity.

Notes Payable – Unsecured

	June 30,	December 31,
	2023	2022
Insurance premium financing note with original principal of $1,677,968, monthly payments of $174,154, with stated interest of 8.0%, and maturing on May 1, 2023. On February 1, 2023, the policy was extended with principal amount of $645,195, monthly payments of $164,543, stated interest of 9.6% and matured on June 1, 2023.	$—	$640,083

Insurance premium financing note with original principal of $485,830, monthly payments of $49,809, with stated interest of 5.470%, and which matured on February 14, 2023.	—	98,780

Unsecured note payable with a shareholder. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) with 10% interest per year, and balance of payable is due on demand. An additional $25,000 was advanced and is due on demand. On September 9, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. This note was paid in full subsequent to June 30, 2023.	44,559	44,559

Unsecured payable for settlement of lawsuit with an original settlement on April 13, 2021 for $196,188, monthly payments of $6,822 for 24 months, an interest rate of 6% and a default interest rate of 18%.	—	2,925

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 with 12% interest per year. During the year ended December 31, 2022, an additional $895,025 was loaned by the shareholder, related party. On August 3, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. This note was settled by issuance of common stock subsequent to June 30, 2023.	1,045,025	1,045,025

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 with 12% interest per year. On January 6, 2022, the shareholder, related party, loaned the Company an additional $100,000. On August 3, 2022, the maturity date of note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. This note was settled by issuance of common stock subsequent to June 30, 2023.	250,000	250,000

Unsecured note payable with a shareholder. Note issued on December 22, 2021 for $150,000, due January 31, 2022 with 12% interest per year. On January 6, 2022, the shareholder, loaned the Company an additional $100,000. On August 3, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. This note was settled by issuance of common stock subsequent to June 30, 2023.	250,000	250,000

Unsecured note payable with a shareholder, a related party. Note issued on February 14, 2022 for $134,073, due March 31, 2022 with 12% interest per year. On August 3, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. This note was settled by issuance of common stock subsequent to June 30, 2023.	134,073	134,073

Unsecured note payable with a shareholder, a related party. Note issued on January 18, 2023 for $250,000, due June 30, 2023 with 12% interest per year. This note was settled by issuance of common stock subsequent to June 30, 2023.	250,000	—

Unsecured note payable with a shareholder, a related party. Note issued on January 18, 2023 for $350,000, due June 30, 2023 with 12% interest per year. This note was settled by issuance of common stock subsequent to June 30, 2023.	350,000	—

Unsecured note payable with a shareholder, a related party. Note issued on January 18, 2023 for $350,000, due June 30, 2023 with 12% interest per year. This note was settled by issuance of common stock subsequent to June 30, 2023.	350,000	—

Unsecured notes payable with a shareholder, a related party. Note issued on January 18, 2023 for $50,000, due June 30, 2023 with 12% interest per year. This note was settled by issuance of common stock subsequent to June 30, 2023.	50,000	—

Notes payable - unsecured	2,723,657	2,465,445
Less current portion	(2,723,657)	(2,465,445)

Notes payable - unsecured, net of current portion	$—	$—

Effective January 1, 2023, the Company issued 2,585,487 shares of common stock to holders of $1,723,657 of unsecured notes payable.

On January 27, 2023, the Company issued an aggregate of 2,000,000 shares of its common stock to four purchasers of new promissory notes in the principal amount of $1,000,000. The Company recorded deferred financing cost of $360,000 based on the fair value of the shares issued to the lenders, which was recognized as a discount. The Company amortized total debt discount of $360,000 related to secured notes payable during the six months ended June 30, 2023. The new promissory notes matured on June 30, 2023 and bear interest at 12%. Subsequent to June 30, 2023, the notes were settled by issuance of common stock.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Oilfield Services LLC and 5J Trucking LLC (the “5J Entities”) entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement (the “Financing Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (the “Amerisource Financing”).The Amerisource Financing provides for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690, and (iii) an accounts receivable revolving line of credit up to $10,000,000 (the “AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the six months ended June 30, 2023 and 2022, $28,428 and $28,428 of debt discount was amortized to interest expense, and the unamortized discount was $0 and $28,428 as of June 30, 2023 and December 31, 2022, respectively. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer on the Board of Directors of the Company (the “Board”).

The AR Facility has been issued in an amount not to exceed $10,000,000, with the maximum availability limited to 90% of the eligible accounts receivable (as defined in the financing agreement). The AR Facility is paid for by the assignment of the accounts receivable of each of the 5J Entities and is secured by all instruments and proceeds related thereto. The AR Facility has an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility can be terminated by the 5J Entities with 60 days written notice. There is an early termination fee equal to two percent (2.0)% of the then maximum account limit if there are more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0)% of the then maximum account limit if there are twelve months or less remaining in the term of the AR Facility. The Company is a guarantor of the Amerisource Financing. The AR Facility originally matured on February 27, 2023, but automatically extended for an additional 12 months per the terms of the Financing Agreement.

On January 19, 2023, the Company and Amerisource entered into an agreement to provide the Company with an additional $1,000,000 advance amount on the existing AR Facility (the “Overadvance”). The Overadvance will have monthly payments of principal and interest beginning February 1, 2023, bear interest at 12% per year, and mature on September 7, 2026.

On June 1, 2023, the Company and Amerisource entered into an amendment to the AR Facility to increase the maximum borrowing amount to $13,000,000.

The balances under the above lines of credit were $11,079,731 and $10,623,887 as of June 30, 2023 and December 31, 2022, respectively.

Convertible Notes Payable

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 12.2% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note originally matured on March 31, 2023, which was extended to June 30, 2023, and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increases to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the issuance of the Amerisource Stretch Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount, which will be amortized over the life of the loan. During the year ended December 31, 2022, $151,589 of debt discount was amortized to interest expense, and there was $0 of unamortized discount as of December 31, 2022. The Amerisource Stretch Note may be prepaid at any time by the Company on 10 days-notice to the noteholder without penalty. As of June 30, 2023 and December 31, 2022, the outstanding principal balance was $1,600,000. Subsequent to June 30, 2023, the note was settled by issuance of common stock.

During the six months ended June 30, 2023, the Company entered into secured note purchase agreements with Steven Madden for the purchase and sale of convertible promissory notes in the principal amount of $422,164. The notes pay a 10% per annum interest rate, convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share with a two year term. These convertible notes are secured by all of the assets of the Company, subject to prior liens and security interests. Mr. Madden was issued 633,246 shares of common stock related to the convertible notes payable which were recognized as a deferred finance cost.

On March 31, 2023, Mr. Madden was issued a $250,000 secured convertible note, paid in kind for services as Chief Transition Officer, that matures after two years, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. The convertible note was recorded as a prepaid expense to be amortized over a one year period. Mr. Madden was issued 375,000 shares of common stock related to the convertible note payable which were recognized as a deferred finance cost.

Effective January 1, 2023, the Company issued 3,253,500 shares of common stock to holders of $2,169,000 of convertible promissory notes.

As of June 30, 2023, the convertible notes, net balance was $9,420,142 with long term convertible notes payable of $513,401 and a current portion of convertible notes of $8,906,741. As of December 31, 2022, the convertible notes, net balance was $7,327,288 with long term convertible notes payable of $0 and a current portion of convertible notes of $7,327,288. During the six months ended June 30, 2023 and 2022, $396,268 and $1,687,804 of debt discount and deferred financing cost was amortized to interest expense, and there was $158,762 and $3,871,373 of unamortized discount as of June 30, 2023 and December 31, 2022, respectively.

Future maturities of all Company debt as of June 30, 2023 are as follows:

2024	$30,563,463
2025	5,246,796
2026	5,107,795
2027	1,428,768
2028	23,205
Thereafter	334,840
Total	$42,704,867

NOTE 8 — STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2023, the Company issued an aggregate of 6,558,987 shares of its common stock to various holders of the Company’s promissory notes in exchange for the noteholders agreeing to extend the maturity date of an aggregate of $4,372,657 of the Company’s outstanding promissory notes to June 30, 2023. The Company recognized a total of $1,180,618 of interest expense based on the fair value of the shares issued to the lenders.

During the six months June 30, 2023, the Company issued a total of 3,008,246 shares of common stock to four lenders. These shares had a fair value of $543,136 and were recorded as deferred finance costs.

NOTE 9 — STOCK OPTIONS AND WARRANTS

A summary of stock option information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2022	1,525,000	$546,250	$0.25-0.45	$0.36
Granted	720,000	180,000	0.25	0.25
Exercised	—	—	—	—
Cancelled, forfeited or expired	(100,000)	(75,000)	0.75	0.75
Outstanding, June 30, 2023	2,145,000	$651,250	$0.25-0.75	$0.30
Exercisable, June 30, 2023	1,505,000	$491,250	$0.25-0.75	$0.33

During the six months ended June 30, 2023, the Company issued 720,000 common stock options to 5J and SMG employees valued at $140,203. Of the 720,000 options issued, 80,000 options vest upon issuance and the remaining options vest equally over a three-year period starting on January 2024. The Company valued the stock options using the Black-Scholes model with the following range of key assumptions: Stock price $0.14 - $0.22, Exercise price $0.25, Term 5 years, Volatility 213.04% – 227.09% and Discount rate 3.48% – 4.52%.

During the six months ended June 30, 2023, the Company recognized $41,054 of expense related to outstanding stock options. At June 30, 2023, the Company had $109,245 of unrecognized expenses related to options.

The weighted average remaining contractual life is approximately 2.32 years for stock options outstanding as of June 30, 2023. At June 30, 2023, there was no intrinsic value to the outstanding stock options.

A summary stock warrant information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2022	1,763,335	$496,667	$0.15-$0.75	$0.28
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	—	—
Outstanding, June 30, 2023	1,763,335	$496,667	$0.15 - $0.75	$0.28
Exercisable, June 30, 2023	1,763,335	$496,667	$0.15 - $0.75	$0.28

The weighted average remaining contractual life is approximately 3.60 years for stock warrants outstanding as of June 30, 2023. At June 30, 2023, the outstanding stock warrants had an aggregate intrinsic value of $6,030.

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

MG Cleaners LLC

On December 22, 2020, the Company, as the sole member of MG, entered into a share exchange agreement (“MG Agreement”) with S&A Christian Investments L.L.C. (“S&A”) pursuant to which the Company transferred all of the membership interests of MG (“MG Interests”) to S&A in exchange for Stephen Christian, the control person of S&A, returning 1,408,276 shares of the Company’s common stock, par value $.001 per share (“Exchanged Shares”) to the Company for cancellation, additional consideration received by the Company in connection with the transaction included the removal of the Company as a guarantor of certain MG debt. Upon the Company’s receipt of the Exchanged Shares, the Exchanged Shares were retired and returned to treasury resulting in a decrease of 1,408,276 shares of its common stock issued and outstanding, and all 750,000 unvested incentive stock options previously granted to Mr. Christian will expire. Mr. Christian, was the Company’s Executive Vice President and Secretary. As a result of the terms of the transaction, S&A became the owner of all of the MG Interests. In connection with the sale of MG, Mr. Christian resigned as Executive Vice President and Secretary of the Company. The Company also agreed to pay $150,000 in cash to MG, with $35,000 and $75,000 paid in December 2021 and 2020, respectively.

The decision to sell Trinity assets and the MG Agreement qualify as discontinued operations in accordance with GAAP, as each represented a significant strategy shift of the Company’s operations that had a major effect on the Company’s operations. As a result, the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 present the assets and liabilities of MG and Trinity as assets and liabilities of discontinued operations. The Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 present the results of MG and Trinity as net loss from discontinued operations. The Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 present operating, investing, and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

The balance sheets of Trinity and MG combined are summarized below:

	June 30,	December 31,
	2023	2022
Accounts payable	$62,526	$62,526
Accrued expenses and other liabilities	118,468	138,468
Current liabilities of discontinued operations	180,994	200,994
Notes payable - secured, net of current portion	148,431	149,741
Notes payable - unsecured, net of current portion	130,564	150,845
Long term liabilities of discontinued operations	278,995	300,586
Total liabilities of discontinued operations	$459,989	$501,580

The statements of operations of Trinity and MG combined are summarized below:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Other expense	$(2,933)	$(35,294)	$(2,933)	$(27,545)
Interest income (expense), net	(3,505)	(2,832)	(5,340)	(5,693)
Net loss from discontinued operations	$(6,438)	$(38,126)	$(8,273)	$(33,238)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

As of each of June 30, 2023 and December 31, 2022, the Company had cash collateral of $1,105,818 and as collateral for its insurance policy.

Litigation

From time to time, SMG may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against SMG are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. However, SMG cannot predict with certainty, and there can be no assurance as to the ultimate outcome of any pending litigation, investigatory matters or claims.

NOTE 12 — LEASES

The Company has operating and finance leases for sales and administrative offices, motor vehicles and certain machinery and equipment. The Company’s leases have remaining lease terms of 1 year to 4 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial right-of-use asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$132,543	$134,433	$259,085	$435,191
Short-term lease cost	381,564	116,292	563,268	267,313
Total lease cost	$514,107	$250,725	$822,353	$702,504

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152,657	$23,593

The following table summarizes the lease-related assets and liabilities recorded in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022:

Lease Position	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$503,526	$734,504
Right of use liability operating lease current portion	$654,726	$650,945
Right of use liability operating lease long term	121,699	278,137
Total operating lease liabilities	$776,425	$929,082

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	1.6	13.5
Weighted-average discount rate
Operating leases	8.5%	8.6%

The following table provides the maturities of lease liabilities at June 30, 2023:

Operating
Leases
Maturity of Lease Liabilities at June 30, 2023
2023 (Six months remaining)	$468,311
2024	267,583
2025	67,347
2026	4,000
2027 and thereafter	—
Total future undiscounted lease payments	$807,241
Less: Interest	(30,816)
Present value of lease liabilities	$776,425

At June 30, 2023, the Company had no additional leases which had not yet commenced.

NOTE 13 – RELATED PARTY TRANSACTIONS

James E. Frye, who currently serves as a director on the Company’s Board and President of 5J Trucking LLC and 5J Oilfield Services LLC subsidiaries, also owns or has control over 5J Properties LLC, an entity that is the lessor to four leases with the Company. These four leased properties are located in Palestine, Pleasanton, West Odessa and Floresville Texas, and all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $14,250. Mr. Frye is an owner of a Southwest- based crane rental company that the Company uses as a vendor and is a customer from time to time. During the six months ended June 30, 2023 and 2022, the Company purchased $523,234 and $27,485, respectively, in rental services and charged the crane company $39,226 and $42,352, respectively, which amounts are included in our revenues. As of June 30, 2023, the Company owed $1,086,078 to and was owed $194,546 by the entities controlled by Mr. Frye. As of December 31, 2022, the Company owed $565,603 to and was owed $79,780 by the entities controlled by Mr. Frye.

On June 15, 2020, the Company entered into an Interim Management Services Agreement with Apex Heritage Group, Inc. (the “Consultant”), over which Steven H. Madden, a related party and our current Chief Transition Officer, has sole voting and investment control. Pursuant to the Interim Management Services Agreement, the Consultant provided Jeffrey Martini to serve as the Company’s Chief Financial Officer, reporting to both the Company’s Chief Executive Officer and the Board. In December 2021, the Company issued a convertible promissory note with a principal amount of $250,000 to the Consultant for services as Chief Transition Officer for the period from August 1, 2021 until August 1, 2022. During the six months ended June 30, 2023, the Company issued an additional convertible note payable of $250,000 for services as Chief Transition Officer for an additional year.

Effective January 1, 2023, the Company issued an aggregate of 5,205,148 shares of its common stock to various related party holders of the Company’s promissory notes in exchange for the noteholders agreeing to extend the maturity dates of an aggregate of $3,470,098 in the principal amount of the Company’s outstanding promissory notes as of June 30, 2023. Of the total, 2,686,500 shares were issued to holders of $1,791,000 in the principal amount of convertible promissory notes and 2,518,648 shares were issued to holders of $1,679,098 in the principal amount of unsecured notes payable.

During the six months ended June 30, 2023, the Company entered into unsecured notes with related parties totaling $1,000,000 in principal. See Note 7.

During the six months ended June 30, 2023, the Company entered into new convertible notes payable with related parties totaling approximately $672,164 in principal, including the $250,000 note related to Chief Transition Officer services described above. See Note 7.

NOTE 14 – SUBSEQUENT EVENTS

On June 2, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 250,000,000 to 500,000,000. The amendment became effective on July 6, 2023.

On July 7, 2023, we acquired one hundred percent of the membership interests of (i) Barnhart Fleet Maintenance, LLC, (“Fleet”), (ii) Barnhart Transportation, LLC, (“Transportation”), (iii) Lake Shore Global Solutions LLC, (“Global”), (iv) Lake Shore Logistics, LLC, (“Logistics”), (v) Legend Equipment Leasing, LLC, (“Legend”), and (vi) Route 20 Tank Wash LLC, (“Wash,” and collectively with Fleet, Transportation, Global, Logistics and Legend, the “Barnhart Companies,” and each a “Barnhart Company”). We paid a purchase price (the “Purchase Price”) for the acquisition of the Barnhart Companies consisting of (i) $26.0 million in cash, subject to customary net working capital, cash, indebtedness, and transaction expense adjustments, less (A) $3.0 million for the indemnification escrow amount and $250,000 for the purchase price adjustment escrow amount, (ii) $3.0 million in the form of an unsecured, non-negotiable promissory note that (A) bear interest at a fixed rate of six percent (6%) per annum, and (B) will mature on the 72-month anniversary of the closing, with principal and accrued interest of $41,667 to be paid monthly, and (C) will be subordinated to all senior indebtedness of the Company to the extent required by the holders thereof, (iii) 77 million shares of our common stock, and (iv) 500 shares of our 5% Series C Convertible Preferred Stock, (the “Series C Preferred Stock”).

An indemnification escrow in the amount of $3.0 million (the “Indemnification Escrow Amount”) was held back from the Purchase Price paid at the Closing and retained in an escrow account as security (but not the sole source of recovery) for the performance of the indemnification and other covenants, obligations and agreements of the Sellers arising under the Transaction Agreement, any other transaction agreement or otherwise. Any portion of the Indemnification Escrow Amount not used to satisfy indemnification claims will be released to the Sellers on the 18-month anniversary of the Closing. A purchase price adjustment escrow in the amount of $250,000 was held back from the Purchase Price paid at the Closing and retained in an escrow account as a source of recovery for the purchase price adjustment process.

In connection with the Acquisition, the Barnhart Companies entered into new leases with Jet Park Warehousing, LLC, a South Carolina limited liability company (“Jet Park”), and Lakeshore Warehousing, LLC, a Pennsylvania limited liability company (“Lakeshore”), as landlords. The Barnhart Companies pay aggregate rent of approximately $55,000 per month to Jet Park and Lakeshore for a term of six years. Each of Jet Park and Lake Shore are directly or indirectly owned by Bryan and Tim or their affiliates.

In connection with the closing of the acquisition of the Barnhart Companies, the Company issued 500,000 shares of common stock to an advisor as a transaction fee.

Securities Purchase Agreement

On July 7, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Steven H. Madden, a director and the Company’s Chief Transition Officer. The SPA provides for the sale of up to an aggregate of 1,500 shares of Series C Preferred Stock, at a price of $10,000 per share. Mr. Madden purchased 500 shares for aggregate gross proceeds to the Company of $5.0 million (the “Private Placement”), while the remaining 1,000 shares may be issued and sold in one or more subsequent closings on or before August 31, 2023. The Private Placement, with respect to Mr. Madden’s shares, closed on July 7, 2023.

A total of 2,000 shares of Series C Preferred Stock were authorized by the Company with a par value of $0.001 per share, a stated value of $10,000 per share and accrues annual dividend of 5% that is payable only in the Company’s common stock. The Series C Preferred and any accrued dividends are convertible, from time to time and automatically convert 24 months after the Closing, to the Company’s common stock at a conversion price of $0.25 per share.

Upon the liquidation, dissolution or winding up of the Company, after payment to the holders of the Company’s outstanding 3.0% Series A Secured Convertible Preferred Stock (the “Series A”) and 5.0% Series B Convertible Preferred Stock (the “Series B”), each holder of Series C Preferred Stock will be entitled to receive a preferential amount in cash equal to $10,000 per share, plus all accrued and unpaid dividends. The Series C Preferred Stock will rank senior to all classes of common stock and each other class of capital stock of the Company, except the Series A and Series B, and has the right to vote on all matters submitted to a vote of the holders of common stock on an as converted basis.

Sale of Common Stock

On July 25, 2023, the Company entered into a securities purchase agreement (the “Common Stock SPA”) with Stewart Investment Partners, Ltd, an investor. The SPA provides for the sale of 1,000,000 shares of common stock, at a price of $0.25 per share with the Company receiving $250,000 of cash proceeds.

On July 25, 2023, the Company entered into a separate securities purchase agreement with Whitewing Investment Partners, Ltd, an investor. The Common Stock SPA provides for the sale of 600,000 shares of common stock, at a price of $0.25 per share with the Company receiving $150,000 of cash proceeds.

Conversion of Promissory Notes

On or about July 7, 2023, the Company entered into Notices to Convert Promissory Note(s) with holders of certain convertible and non-convertible promissory notes (the “Notes”) issued by the Company (the “Notices”), as further described in the Company’s Information Statement, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023 (the “Information Statement”). Upon the conversion of approximately $28.7 million of principal and accrued, unpaid interest due on the Notes on July 7, 2023, the Company issued a total of 140,207,290 shares of common stock at conversion prices ranging from $0.10 to $0.25 per share of common stock.

Term Loan

On July 7, 2023, the Company, 5J Transportation Group and, upon the consummation of the Acquisition, the Barnhart Companies (collectively, the “Borrowers”) entered into a Credit Agreement (the “Term Loan Credit Agreement”) among the Borrowers, the other loan parties party thereto from time to time, the lenders party thereto from time to time and Great Rock Capital Partners Management, LLC (“Great Rock”), as the administrative agent.

The Term Loan Credit Agreement provides for a $31.7 million term loan (the “Term Loan”). The availability of the Term Loan at Closing was based on 80% of the net orderly liquidation value of certain eligible equipment and rolling stock of the Borrowers (the “Term Loan Borrowing Base”). The principal amount of the Term Loan shall be repaid in equal monthly installments of $396,075 commencing on September 1, 2023, and the Borrowers may also be required to make certain other mandatory prepayments from time to time, including with a required prepayment premium, if the Term Loan Borrowing Base does not support the existing amount of the Term Loan outstanding and for certain other prepayment events, including from dispositions of assets, casualty events and certain extraordinary events. Borrowings under the Term Loan Credit Agreement will bear interest at a fluctuating rate of interest per year based on a Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus a margin of 6.50%, which Applicable Rate (as defined in the Term Loan Credit Agreement) may adjust lower (but no lower than 5.50%) based on the leverage ratio of the Borrowers and their subsidiaries commencing on the six-month anniversary from Closing. The Term loan matures on July 7, 2026.

The Borrowers’ obligations to repay the amounts borrowed under the Term Loan Credit Agreement are secured by liens on substantially all of the assets of the Borrowers, including any rolling stock owned by the Borrowers. The Term Loan Credit Agreement contains customary representations, warranties, affirmative and negative covenants, limitations, and events of default for a transaction of this type, including maintenance of a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, minimum EBITDA levels and minimum availability of not less than $3,750,000 at any time and other restrictions, including restrictions on net maximum capital expenditures as set forth in the Term Loan Credit Agreement.

In connection with the Term Loan and related transactions described above, the Company’s borrowings and obligations under the First Amended and Restated Commercial Promissory Note, dated September 7, 2021, in the original principal amount of $16,740,000 with Amerisource were satisfied in full.

Asset Based Lending

Also on July 7, 2023, the Borrowers entered into a Credit Agreement (the “ABL Credit Agreement” and, collectively with the Term Loan Credit Agreement, the “Credit Agreements”) among the Borrowers, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent.

The ABL Credit Agreement provides for a $25.0 million revolving credit facility. Availability under the ABL Credit Agreement is based upon 90% of certain eligible accounts receivable of the Borrowers (the “ABL Borrowing Base”) and the ABL Borrowing Base supported borrowings of approximately $16.4 million as of the date of Closing. The Borrowers borrowed approximately $10.9 million under the ABL Credit Agreement on July 7, 2023, leaving approximately $5.5 million of availability. The maturity date of the ABL Credit Agreement is July 7, 2026, and all principal amounts are due and payable on the maturity date or, upon certain mandatory prepayment events, including if the ABL Borrowing Base no longer supports outstanding borrowings and certain other asset dispositions and casualty events. Borrowings under the ABL Credit Agreement bear interest at a floating rate elected by the Borrowers (which includes a base rate, Term SOFR and REVSOFR30 rate), as well as an applicable rate of between 1.25% and 2.50% based upon the leverage ratio of the Borrowers, as well as a commitment fee of between 0.375% and 0.50% based upon the average daily amount of the facility available but unused during the most recent quarter.

The Borrowers’ obligations to repay amounts borrowed under the ABL Credit Agreement are secured by liens on substantially all of the assets of the Borrowers. The ABL Credit Agreement contains customary representations, warranties, affirmative and negative covenants, limitations, and events of default for a transaction of this type, including maintenance of a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and minimum availability of not less than $3.75 million at any time when the Term Loan is outstanding.

Secured Notes Payable

On July 20 2023, the Company entered into two Premium Finance Agreement related to an insurance policy. The policy premiums total $3,717,708 for a one-year policy period. The Company financed $3,487,356 of the policy over a ten-month period. The monthly payments under the agreement are due in ten installments of $161,075 and $199,842, at an annual interest rate of 7.29% and 7.76%.

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Industries Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions, including the acquisition of the Barnhart Companies (as defined below); our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company’s future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business including the risk factors included herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 17, 2023.

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

As of June 30, 2023, our wholly-owned operating subsidiaries were:

●	5J Trucking LLC

●	5J Oilfield Services LLC
●	5J Specialized LLC
●	5J Transportation LLC
●	5J Logistics Services LLC
●	5J Driveaway LLC

Together these business units are referred to as the “5J Transportation Group”.

On July 7, 2023, we acquired one hundred percent of the membership interests of (i) Barnhart Fleet Maintenance, LLC, (“Fleet”), (ii) Barnhart Transportation, LLC, (“Transportation”), (iii) Lake Shore Global Solutions LLC, (“Global”), (iv) Lake Shore Logistics, LLC, (“Logistics”), (v) Legend Equipment Leasing, LLC, (“Legend”), and (vi) Route 20 Tank Wash LLC, (“Wash,” and collectively with Fleet, Transportation, Global, Logistics and Legend, the “Barnhart Companies,” and each a “Barnhart Company”). We paid a purchase price (the “Purchase Price”) for the acquisition of the Barnhart Companies consisting of (i) $26.0 million in cash, subject to customary net working capital, cash, indebtedness, and transaction expense adjustments, less (A) $3.0 million for the indemnification escrow amount and $250,000 for the purchase price adjustment escrow amount, (ii) $3.0 million in the form of an unsecured, non-negotiable promissory note that (A) bear interest at a fixed rate of six percent (6%) per annum, and (B) will mature on the 72-month anniversary of the closing, with principal and accrued interest of $41,667 to be paid monthly, and (C) will be subordinated to all senior indebtedness of the Company to the extent required by the holders thereof, (iii) 77 million shares of our common stock, and (iv) 500 shares of our 5% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), with a stated value of $10,000 per share (the “Stated Value”).

Also on July 7, 2023, in connection with the closing of this acquisition, Bryan S. Barnhart and Timothy W. Barnhart were appointed Chief Executive Officer and Chief Financial Officer, respectively, of SMG, and also were appointed to our Board of Directors, with the total number of directors of the Company now being seven. Each will serve until the Company’s next annual meeting of stockholders or until his successor is duly elected and qualified.

As a result of this acquisition, the following entities are now subsidiaries of the Company:

●	Barnhart Fleet Maintenance LLC
●	Barnhart Transportation LLC
●	Lake Shore Global Solutions LLC
●	Lake Shore Logistics LLC
●	Route 20 Tank Wash LLC
●	Skyline Holding Inc. (owns 100% of the membership interests of Legend Equipment Leasing LLC)

Combined, our operating subsidiaries provide a range of transportation services such as:

●	Transporting infrastructure components including bridge beams and power generation transformers
●	Transporting wind energy components
●	Heavy haul of production equipment, heat exchangers, coolers, construction equipment, refinery components
●	Super heavy haul over-dimensional permit-required loads up to 500 thousand pounds for engineered projects
●	Transportation of midstream compressors
●	Flatbed freight of locomotive components, plastic injection mold machinery, and aviation engines

●	Plant relocation services
●	Non-hazardous liquid transportation
●	Intermodal transportation
●	Dry-bulk transportation of sand, cement powder, and flour
●	Crane services used to set equipment on compressor stations, pipeline infrastructure and load drilling rig components
●	Drilling rig relocation for drilling contractors and oil and gas operators
●	Freight brokerage and driveaway of manufactured trucks and equipment to final customers
●	International Freight Forwarding, NVOCC, & IAC services
●	Commercial tank trailer cleaning (JPA, Kosher, and HACCP certified)
●	Fleet maintenance facilities to complete repairs and inspections of all equipment, including for fleets outside our organization

In connection with our focus to expand our transportation services business and exit certain up-stream oil and gas industrial-related businesses, the financial results of the following business have been classified as discontinued operations on our consolidated financial statements:

●	MG Cleaners LLC (“MG”) (we sold this business in December 2020)
●	Trinity Services LLC (“Trinity”)

We are headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, and Victoria, Texas, North Charleston, Moncks Corner, and Fort Mill, South Carolina, and North East, Pennsylvania. Our web sites are www.SMGIndustries.com, www.5J-Group.com, www.barnhart-trans.com, www.ls-gs.com, www.lakeshorelogiticsllc.com, www.route20tankwash.com, and www.barnhartfm.com. This reference to our websites does not constitute incorporation by reference of the information contained on the websites, and such information should not be considered part of this document.

In the second quarter of 2021 we formed 5J Transportation LLC in connection with leasing the East Houston terminal operations for our flatbed services. In the first quarter of 2021, we formed 5J Brokerage LLC, which was renamed 5J Logistics Services LLC during the fourth quarter of 2021, our transportation brokerage business, in connection with offering those services. In the third quarter of 2023, with the acquisition of Lake Shore Logistics LLC, 5J Logistics Services LLC will operate going forward under the Lake Shore Logistics LLC brand.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements can be found in Note 2—Summary of Significant Accounting Policies in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on April 17, 2023. We do not consider any of our policies or estimates to be critical. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. For information on our significant accounting policies, please refer to Note 2—

Summary of Significant Accounting Policies in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth the results of our operations for the three months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023	2022
Revenues	$21,787,389	$18,076,897
Cost of revenues	(18,861,088)	(16,935,840)
Gross profit	2,926,301	1,141,057
Operating expenses	(2,723,387)	(2,287,965)
Income (loss) from operations	202,914	(1,146,908)
Other income (expense)	(1,958,356)	(1,835,242)
Loss from continuing operations	(1,755,442)	(2,982,150)
Loss from discontinued operations	(6,438)	(38,126)
Net loss	$(1,761,880)	$(3,020,276)

The Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 present the results of MG and Trinity as net loss from discontinued operations.

Revenues for the three months ended June 30, 2023 increased to $21,787,389, an increase of 21% from $18,076,897 for the three months ended June 30, 2022. The increase in sales in the second quarter of 2023 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, and in our heavy haul business transporting bridge beams, and in our super heavy haul business transporting over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the general improvement in the domestic United States economy from the COVID-19 pandemic.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2023, was $18,861,088, compared to $16,935,840 for the same period of 2022. As a percentage of overall revenues, the cost of revenues was 87% during the three months ended June 30, 2023, compared to 94% for the same period of 2022. Cost of revenues includes $739,264 and $1,397,490 in non-cash depreciation charges for the three months ended June 30, 2023 and 2022, respectively. The improvement in cost of revenues as a percentage of overall sales is the result of higher revenues and incremental margin improvement in transportation projects covering more fixed costs within cost of revenues. The increase in dollar amount of cost of revenues over the prior year period was due to higher direct expenses associated with the increased volume of revenues, including driver payroll and settlements, and increased fuel and freight costs compared to the prior period. We currently believe the Company will continue to improve cost of revenues as a percentage of sales through increased revenues covering more fixed costs and higher utilization of our existing equipment fleet through anticipated future increases in customer demand.

Gross Profit

Gross profit for the three months ended June 30, 2023, was $2,926,301, compared to $1,141,057 for the same period of 2022. Our gross profit margin was 14% during the three months ended June 30, 2023, compared to 6% for the same period of 2022. The improvement in gross margin is due to higher revenues as described above and increased customer pricing as compared to the results for the three months ended June 30, 2022.

Operating Expenses

	Three months ended June 30,
	2023	2022
Operating expenses:
General and administrative	$2,723,387	$2,287,965
Operating expenses	$2,723,387	$2,287,965

Total operating expenses were $2,723,387 in the three months ended June 30, 2023 or 12% of revenues, compared to $2,287,965, or 13% of revenues, in the same period of 2022, representing an increase in operating expenses of $435,422, or 19%, from the three months ended June 30, 2022. The increase in operating expenses was primarily attributable to higher consulting and audit fees.

Income (Loss) From Operations

Our income from operations was $202,914 during the three months ended June 30, 2023, compared with loss from operations $1,146,908 for the same period of 2022. This $1,349,822, or 118%, improvement in our income from operations was primarily attributable to gross margin improvement and higher revenues during the three month period ended June 30, 2023 compared to the same period of 2022.

Other Expense

Total other expense was $1,958,356 for the three months ended June 30, 2023 compared to $1,835,242 for the three months ended June 30, 2022. Interest expense was $1,972,369 and $2,178,694 for the three months ended June 30, 2023 and 2022, respectively, as a result of increased non-cash amortization of debt costs associated with convertible debt issued in 2022 and 2023 and deferred finance costs resulting from shares issued with convertible debt in the prior period.

Net Loss From Continuing Operations

Our net loss from continuing operations was $1,755,442 during the three months ended June 30, 2023, compared with $2,982,150 for the same period of 2022. This $1,226,708, or 41%, improvement in our net loss from continuing operations was primarily attributable to our gross margin improvements described above and the reduction in interest expense.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth the results of our operations for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023	2022
Revenues	$42,657,152	$34,257,950
Cost of revenues	(37,101,448)	(31,660,945)
Gross profit	5,555,704	2,597,005
Operating expenses	(5,785,988)	(4,751,846)
Loss from operations	(230,284)	(2,154,841)
Other expense	(5,050,363)	(4,463,327)
Loss from continuing operations	(5,280,647)	(6,618,168)
Income (loss) from discontinued operations	(8,273)	(33,238)
Net loss	$(5,288,920)	$(6,651,406)

The Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 present the assets and liabilities of MG and Trinity as discontinued operations. The Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022 present the results of MG and Trinity as Net loss from discontinued operations. The Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 present operating, investing and financing activities of MG and Trinity as cash flows from or used in discontinued operations.

Revenues for the six months ended June 30, 2023 increased to $42,657,152, an increase of 25% from $34,257,950 for the six months ended June 30, 2022. The increase in sales in the six month period ended June 30, 2023 was primarily driven by increased revenues in our industrial transportation segment from higher customer activity transporting drilling rigs, in our heavy haul business transporting bridge beams, and our super heavy haul business transporting over-dimensional infrastructure items and large natural gas compressors. Our increase in revenues was also attributable to the general improvement in the domestic United States economy from the COVID-19 pandemic.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2023, was $37,101,448, compared to $31,660,945 for the same period of 2022. As a percentage of overall revenues, the cost of revenues was 87% during the six months ended June 30, 2023, compared to 92% for the same period of 2022. Cost of revenues includes $1,526,343 and $2,754,891 in non-cash depreciation charges for the six months ended June 30, 2023 and 2022, respectively. The improvement in cost of revenues as a percentage of overall revenues is the result of higher revenues and incremental margin improvement in transportation projects covering more fixed costs within cost of revenues. The increase in dollar amount of cost of revenues over the prior year period was due to higher direct expenses associated with the increased volume of revenues, including driver payroll and settlements, and increased fuel and freight costs compared to the prior year period. We currently believe we will continue to improve cost of goods sold as a percentage of sales through increased revenues covering more fixed costs within cost of revenues and higher utilization of our existing equipment fleet through anticipated future increases in customer demand.

Gross Profit

Gross profit for the six months ended June 30, 2023, was $5,555,704, compared to $2,597,005 for the same period of 2022. Our gross profit margin was 13% during the six months ended June 30, 2023, compared to 8% for the same period of 2022. The improvement in gross margin is due to higher revenues as described above and increased customer pricing as compared to the results for the six months ended June 30, 2022.

Operating Expenses

	Six months ended June 30,
	2023	2022
Operating expenses:
General and administrative	$5,785,988	$4,751,846
Operating expenses	$5,785,988	$4,751,846

Total operating expenses were $5,785,988 in the six months ended June 30, 2023 or 14% of revenues, compared to $4,751,846, or 14% of revenues, in the same period of 2022, representing an increase in operating expenses of $1,034,142, or 22%, from the six months ended June 30, 2022. The increase in operating expenses was primarily attributable to higher consulting and audit fees, and slightly higher labor costs from increased wages and additional personnel added with the growth in the business.

Loss From Operations

Our loss from operations was $230,284 during the six months ended June 30, 2023, compared $2,154,841 for the same period of 2022. This $1,924,557, or 89%, improvement in our loss from operations was primarily attributable to gross margin improvement and higher revenues during the six month period ended June 30, 2023 compared to the same period of 2022.

Other Expense

Total other expense was $5,050,363 for the six months ended June 30, 2023 compared to $4,463,327 for the six months ended June 30, 2022. Interest expense was $4,869,536 and $4,797,731 for the six months ended June 30, 2023 and 2022, respectively, as a result of non-cash amortization of debt costs associated with convertible debt issued in 2022 and 2023 and deferred finance costs resulting from shares issued with convertible debt in the prior year period. Additionally, the Company recognized other expense of $204,196 from an insurance audit settlement during the six months ended June 30, 2023, and a gain on disposal of assets of $334,404 during the six months ended June 30, 2022.

Net Loss From Continuing Operations

Our net loss from continuing operations was $5,280,647 during the six months ended June 30, 2023, compared with $6,618,168 for the same period of 2022. This $1,337,521, or 20%, improvement in our net loss from continuing operations was primarily attributable to our gross margin improvements described above and the reduction in interest expense.

Liquidity and Capital Resources

Our cash flows from operations are primarily funded through our financing activities, including our credit agreements, notes and loans, stock sales, and issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize our credit agreements, borrowings, and stock sales to sufficiently sustain our current level of operations for the next 12 months. At present, we believe the industry and general domestic economic activity has realized improvement relative to the period one year ago as commodity prices have risen generating higher customer activity in our industrial division, as well as economic improvement from reduced COVID-19 pandemic prevalence in the markets in which we operate. These economic improvements have been partially offset by inflationary pressures, including higher fuel prices and market softness from supply chain adjustments in the general economy. Currently, we believe we may require additional outside capital after the next twelve months to update our equipment fleet and expand our operations. Additionally, we believe any future material acquisition of another operating company would require additional outside capital consisting of debt or equity. Failure to secure additional funds could significantly hamper our ongoing operations particularly if a down cycle in our industry recurs. At present, we anticipate the transportation industry to improve from its current state and  we aim to improve our future cash flows provided in operating activities by focusing on increasing sales by increasing utilization of the assets in our equipment fleet utilizing our direct sales force and cross-referring existing customers between our different business segments. Currently, we also anticipate future cash flow improvement from continuing to diversify business lines and providing end to end customer solutions through our new intermodal and international segments that we have acquired and offering higher value services that receive higher gross margins. However, there can be no assurances given of industry improvement, increased fleet utilization or improved operating cash flows to our business.

On September 7, 2021, 5J Transportation Group entered into a loan agreement and security agreement with Amerisource Funding Inc. (“Amerisource”) in the total principal amount of $12,740,000. On March 15, 2022, 5J Transportation Group entered into an agreement with Amerisource pursuant to which Amerisource agreed to increase the loan commitment to the 5J Transportation Group from $12,740,000 to $16,740,000. We received $4,000,000 of cash proceeds from this agreement. On July 7, 2023, the Amerisource loan in the amount of $16,740,000 was retired in full with the proceeds of the Credit Agreements, as described below.

On February 27, 2020, the 5J Transportation Group entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement with Amerisource in the aggregate amount of $10,000,000 (“Amerisource Financing”).

The Amerisource Financing provided for: (i) an equipment loan in the principal amount of $1,401,559 (the “Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690 (the “Bridge Facility”), and (iii) an accounts receivable revolving line of credit up to $10,000,000 (the “AR Facility”). On July 7, 2023, each of the Amerisource Equipment Loan, Bridge Facility and AR Facility were repaid in full from the proceeds of the Credit Agreements as described below resulting in the termination of the AR Facility, The Amerisource Equipment Loan and the Bridge Facility.

On January 19, 2023, the Company and Amerisource entered into an agreement to provide the Company with an additional $1,000,000 advance amount on the existing AR Facility (the “Overadvance”). On July 7, 2023, the Overadvance was paid in full from the proceeds of the Credit Agreements (described below). On June 1, 2023, the maximum borrowing amount was increased to $13,000,000.

On February 27, 2020, we entered into a loan agreement with Amerisource Leasing Corporation for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (the “Amerisource Stretch Note”). On July 7, 2023 the Amerisource Stretch Note was repaid in full, partially upon conversion into shares of our common stock and partially in cash from the proceeds of the Credit Agreements as described below.

On July 7, 2023, the Company, 5J Transportation Group and, upon the consummation of the acquisition of the Barnhart Companies (the “Acquisition”), the Barnhart Companies (collectively, the “Borrowers”) entered into a Credit Agreement (the “Term Loan Credit Agreement”) among the Borrowers, the other loan parties party thereto from time to time, the lenders party thereto from time to time and Great Rock Capital Partners Management, LLC (“Great Rock”), as the administrative agent.

The Term Loan Credit Agreement provides for a $31.7 million term loan (the “Term Loan”). The availability of the Term Loan on the date of closing of the Acquisition (the “Closing”) was based on 80% of the net orderly liquidation value of certain eligible equipment and rolling stock of the Borrowers (the “Term Loan Borrowing Base”). The principal amount of the Term Loan shall be repaid in equal monthly installments of $396,075 commencing on September 1, 2023, and the Borrowers may also be required to make certain other mandatory prepayments from time to time, including with a required prepayment premium, if the Term Loan Borrowing Base does not support the existing amount of the Term Loan outstanding and for certain other prepayment events, including from dispositions of assets, casualty events and certain extraordinary events. Borrowings under the Term Loan Credit Agreement will bear interest at a fluctuating rate of interest per year based on a Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus a margin of 6.50%, which Applicable Rate (as defined in the Term Loan Credit Agreement) may adjust lower (but no lower than 5.50%) based on the leverage ratio of the Borrowers and their subsidiaries commencing on the six-month anniversary of the date of Closing. The Term Loan matures on July 7, 2026.

The Borrowers’ obligations to repay the amounts borrowed under the Term Loan Credit Agreement are secured by liens on substantially all of the assets of the Borrowers, including any rolling stock owned by the Borrowers. The Term Loan Credit Agreement contains customary representations, warranties, affirmative and negative covenants, limitations, and events of default for a transaction of this type, including maintenance of a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, minimum EBITDA levels and minimum availability of not less than $3,750,000 at any time and other restrictions, including restrictions on net maximum capital expenditures as set forth in the Term Loan Credit Agreement.

In connection with the Term Loan and related transactions described above, the Company’s borrowings and obligations under the First Amended and Restated Commercial Promissory Note, dated September 7, 2021, in the original principal amount of $16,740,000 with Amerisource were satisfied in full.

Asset Based Lending

Also on July 7, 2023, the Borrowers entered into a Credit Agreement (the “ABL Credit Agreement” and, collectively with the Term Loan Credit Agreement, the “Credit Agreements”) among the Borrowers, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent.

The ABL Credit Agreement provides for a $25.0 million revolving credit facility. Availability under the ABL Credit Agreement is based upon 90% of certain eligible accounts receivable of the Borrowers (the “ABL Borrowing Base”) and the ABL Borrowing Base supported borrowings of approximately $16.4 million as of the date of Closing. The Borrowers borrowed approximately $10.9 million under the ABL Credit Agreement on July 7, 2023, leaving approximately $5.5 million of availability. The maturity date of the ABL Credit Agreement is July 7, 2026, and all principal amounts are due and payable on the maturity date or, upon certain mandatory prepayment events, including if the ABL Borrowing Base no longer supports outstanding borrowings and certain other asset dispositions and casualty events. Borrowings under the ABL Credit Agreement bear interest at a floating rate elected by the Borrowers (which includes a base rate, Term SOFR and REVSOFR30 rate), as well as an applicable rate of between 1.25% and 2.50% based upon the leverage ratio of the Borrowers, as well as a commitment fee of between 0.375% and 0.50% based upon the average daily amount of the facility available but unused during the most recent quarter.

The Borrowers’ obligations to repay amounts borrowed under the ABL Credit Agreement are secured by liens on substantially all of the assets of the Borrowers. The ABL Credit Agreement contains customary representations, warranties, affirmative and negative covenants, limitations, and events of default for a transaction of this type, including maintenance of a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and minimum availability of not less than $3.75 million at any time when the Term Loan is outstanding.

Intercreditor Agreement

On July 7, 2023, the lenders under the Credit Agreements and the loan parties entered into an intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement identifies JPMorgan as Administrative Agent and ABL Representative under the ABL Credit Agreement. The Intercreditor Agreement identifies Great Rock as the Term Loan Representative. The Intercreditor Agreement also specifies the relative priority of the lenders as to the Borrowers’ accounts, inventory, cash, and the lenders’ priority on all other assets of the Borrowers.

On January 27, 2023, the Company issued four new promissory notes in the principal amount of $1,000,000. The new promissory notes mature on June 30, 2023 and bear interest at 12%.

During the six month period ended June 30, 2023, we issued a convertible note for $250,000 as non-cash compensation for one year to our Chief Transition Officer and Director. Additionally, during the six month period ended June 30, 2023 we issued two convertible notes to the same insider for cash invested of $385,000 on March 21, 2023 and $37,164 on March 22, 2023 under the terms of our existing convertible note offering. The cash was used for our working capital.

We had a net working capital deficit of $23,686,624, as of June 30, 2023, compared to a deficit of $19,090,891 as of December 31, 2022.

Securities Purchase Agreements

On July 7, 2023, we entered into a securities purchase agreement (the “SPA”) with Steven H. Madden, a director and our Chief Transition Officer. The SPA provides for the sale of up to an aggregate of 1,500 shares (“Shares”) of Series C Preferred Stock, at a price of $10,000 per share. Mr. Madden purchased 500 Shares for aggregate gross proceeds to us of $5.0 million (the “Private Placement”), while the remaining 1,000 Shares may be issued and sold in one or more subsequent closings on or before August 31, 2023. The Private Placement closed with respect to Mr. Madden’s Shares on July 7, 2023.

The Series C Preferred Stock is convertible, from time to time at the option of the holder, into a number of shares of common stock equal to the quotient of (A) the sum of (x) the Stated Value of such share(s) of Series C Preferred Stock to be converted as of the date of conversion plus any accrued dividends thereon and (B) a conversion price of $0.25 per share of common stock (the “Conversion Price”). To the extent not already converted on the 24-month anniversary of the Closing, the Series C Preferred Stock and any accrued dividends thereon will automatically convert into a number of shares of common stock equal to the quotient of (A) the sum of (x) the Stated Value of such share(s) of Series C Preferred Stock subject to automatic conversion plus any accrued dividends thereon and (B) the Conversion Price. The Preferred Stock will accrue a 5.0% annual dividend that is only payable in the form of common stock on the 24 month anniversary of the Closing (unless otherwise earlier converted into common stock at the option of the holder) with the number of shares of common stock to be issued to be determined by dividing such accrued dividend by the Conversion Price.

Upon the liquidation, dissolution or winding up of the Company, after payment to the holders of our outstanding 3.0% Series A Secured Convertible Preferred Stock (the “Series A”) and 5.0% Series B Convertible Preferred Stock (the “Series B”), each holder of Series C Preferred Stock will be entitled to receive a preferential amount in cash equal to $10,000 per share, plus all accrued and unpaid dividends. The Series C Preferred Stock will rank senior to all classes of common stock and each other class of our capital stock, except the Series A and Series B, and has the right to vote on all matters submitted to a vote of the holders of common stock on an as converted basis.

Sale of Common Stock

On July 25, 2023, the Company entered into a securities purchase agreement (the “Common Stock SPA”) with Stewart Investment Partners, Ltd, an accredited investor. The SPA provides for the sale of 1,000,000 shares of common stock, at a price of $0.25 per share with the Company receiving $250,000 of cash proceeds.

On July 25, 2023, the Company entered into a separate securities purchase agreement with Whitewing Investment Partners, Ltd, an accredited investor. The Common Stock SPA provides for the sale of 600,000 shares of common stock, at a price of $0.25 per share with the Company receiving $150,000 of cash proceeds.

Conversion of Promissory Notes

On or about July 7, 2023, we entered into Notices to Convert Promissory Note(s) with holders of certain convertible and non-convertible promissory notes (the “Notes”) issued by us (the “Notices”), as further described in our Information Statement, included as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2023 (the “Information Statement”). Upon the conversion of approximately $28.7 million of principal and accrued, unpaid interest due on the Notes on July 7, 2023, we issued 140,207,290 shares of common stock at conversion prices ranging from $0.10 to $0.25 per shares of common stock.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Cash provided by (used in):
Operating activities from continuing operations	$985,719	$(1,203,237)
Operating activities from discontinued operations	(49,864)	—
Operating activities	935,855	(1,203,237)

Investing activities from continuing operations	(12,735)	269,021
Investing activities from discontinued operations	—	—
Investing activities	(12,735)	269,021

Financing activities from continuing operations	(840,502)	2,405,298
Financing activities from discontinued operations	—	—
Financing activities	$(840,502)	$2,405,298

Operating Activities

Net cash provided by operating activities was $935,855 for the six months ended June 30, 2023, compared to cash used in operating activities of $1,203,237 during the same period of 2022, including $49,864 and $0 of cash flows used in discontinued operations, respectively.

For the six months ended June 30, 2023, net cash provided by continuing operating activities of $985,719 consisted of net loss of $5,280,647, which included non-cash costs of depreciation and amortization of $1,526,343, amortization of deferred financing costs of $784,696, shares issued for debt extension of $1,180,618, bad debt expense of $236,941 and amortization of right of use assets of $236,941. Changes in working capital accounts primarily included changes in prepaid expenses and other current assets of $1,738,520, accrued expenses accounts payable of $1,127,967, accounts payable related party of $520,475 and other liabilities of $234,897, partially offset by changes in accounts receivable of $1,270,304.

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

Investing Activities

Net cash used in investing activities was $12,735 for the six months ended June 30, 2023, compared to net cash provided by investing activities of $269,021 for the six months ended June 30, 2022.

For the six months ended June 30, 2023, net cash used in investing activities consisted of and $14,235 cash paid for fixed asset additions and $1,500 of cash proceeds from the disposal of property and equipment. For the six months ended June 30, 2022, net cash provided by investing activities consisted of $329,271 of cash proceeds from disposal of property and equipment and $60,250 cash paid for fixed asset additions.

Financing Activities

Net cash used in financing activities was $840,502 for the six months ended June 30, 2023, compared to cash provided by financing activities of $2,405,298 for the six months ended June 30, 2022.

For the six months ended June 30, 2023, net cash used in financing activities consisted of $2,000,000 in proceeds from secured notes and the Overadvance, proceeds from convertible notes payable of $421,946 and net proceeds on the AR Facility of $427,416, partially offset by repayment of notes payable of $3,689,864.

For the six months ended June 30, 2022, net cash provided by financing activities consisted of proceeds from notes payable of $5,229,098, partially offset by repayment of notes payable of $2,291,454 and net payments on secured line of credit of $532,346.

Off-Balance-Sheet Transactions

As of June 30, 2023, the Company has cash collateral deposit in the amount of $1,105,818 as collateral for its captive insurance policy.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at June 30, 2023, such disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, our management has concluded that our Consolidated Financial Statements for the periods covered by and included in this Quarterly Report on Form 10-Q are prepared in accordance with United Stated generally accepted accounting principles and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Material Weaknesses in Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified are (i) the lack of separation of duties between the Acting Chief Executive Officer and the Chief Financial Officer, being the same person, and (ii) the lack of a formal review process including multiple levels of review.

Remediation Efforts of Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, we have implemented several changes to our internal control over financial reporting and will continue performing remedial actions. On July 7, 2023, Bryan S. Barnhart and Timothy W. Barnhart were appointed our Chief Executive Officer and Chief Financial Officer, respectively, thereby separating the duties of the Chief Executive Officer and Chief Financial Officer and adding additional financial expertise to the Company’s management team. In addition, as part of the Company’s integration efforts following the Barnhart Acquisition in July 2023, management is working to identify areas of its accounting and financial reporting processes in order to improve its existing processes and implement best practices for improving its internal control over financial reporting.

While the above actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and until management has concluded, through testing, that the controls are effective.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our financial position, results of operations or cash flows. However, we cannot predict with certainty, and there can be no assurance as to the ultimate outcome of any pending litigation, investigatory matters or claims.

Item 1A. Risk Factors.

The risk factors in our Annual Report on Form 10-K filed with the SEC on April 17, 2023 entitled “The loan agreement and line of credit facility pledges all of the 5J Transportation Group’s accounts receivable to Amerisource Funding Inc.,” “The interest rate on a significant portion of our indebtedness varies with the market rate of interest. An increase in the prime interest rate could have a material adverse effect on our interest expense and our results of operations” and “The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business” are replaced in their entirety by the following:

If we fail to pay principal, premium, if any, and interest on our indebtedness or to otherwise comply with the covenants in our Credit Agreements, we may be forced into bankruptcy or liquidation by our lenders.

In connection with the Acquisition of the Barnhart Companies, each of the Company, the 5J Transportation Group and the Barnhart Companies entered into the Term Loan Credit Agreement with Great Rock and the ABL Credit Agreement with JP Morgan. Pursuant to the terms of the Credit Agreements, Great Rock and JP Morgan have been granted liens on substantially all of the assets of the Borrowers. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in a Credit Agreement, we could be in default under the terms of the Credit Agreement governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Agreement could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under a Credit Agreement to avoid being in default. If we or any of our subsidiaries breach the covenants under a Credit Agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under a Credit Agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our Credit Agreements do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our Credit Agreements permit additional borrowing. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

The interest rate on a significant portion of our indebtedness varies with the market rate of interest. An increase in the benchmark interest rates could have a material adverse effect on our interest expense and our results of operations.

The interest under our Credit Agreements is at variable rates. Loans under the ABL Credit Agreement bear interest at a rate per annum equal to the base rate, Term SOFR or REVSOFR30 rate, as applicable, plus an applicable rate of between 1.625% to 2.50%, depending on the benchmark rate and the leverage ratio of the Borrowers. Borrowings under the Term Loan Credit Agreement bear interest at a fluctuating rate of interest per year based on Term SOFR Rate plus a margin of 6.50%, which margin may adjust lower (but no lower than 5.50%) based on our leverage ratio commencing on the six-month anniversary of the date of such Credit Agreement. The interest under our Credit Agreements will fluctuate over time, and if the benchmark rates significantly increase, our interest expense will increase. This could have a material adverse effect on our results of operations.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain highly qualified personnel, could harm our business.

Our success is largely dependent on the skills, experience, and efforts of our management team. We face intense competition for these individuals worldwide. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

We currently depend on the continued services and performance of the key members of our management team, including Bryan S. Barnhart, our Chief Executive Officer; Timothy W. Barnhart, our Chief Financial Officer; Steven Madden, our Chief Transition Officer; Matthew Flemming, our Chief Business Development Officer; and James Frye, our President of 5J Transportation Group operating division. The loss of any such key personnel could result in a disruption to our operations. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

We have experienced significant recent changes in our senior management team in connection with the Acquisition. On July 7, 2023, in connection with the closing of the Acquisition, Bryan S. Barnhart and Timothy W. Barnhart were appointed our Chief Executive Officer and Chief Financial Officer, respectively, and also were appointed to our Board of Directors. These changes to our executive management team may be disruptive to, or cause uncertainty in, our business, results of operations and the price of our common stock. Leadership transitions are inherently difficult to manage and may result in the loss of institutional knowledge and changes to business strategy or objectives. In addition, these changes have the potential to negatively impact our operations and relationships with employees and customers due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover.

The following risk factors are hereby added:

We may not realize the expected benefits of the Acquisition.

To be successful after the Acquisition, we need to combine and integrate the assets and operations of the Barnhart Companies. Integration will require substantial management attention and resources and could detract attention and resources from our day-to-day business. We could encounter difficulties in the integration process, such as:

●	complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies in a seamless manner that minimizes any adverse impact on customers, clients, employees, lenders, and other constituencies;
●	the loss of key employees, customers, suppliers, vendors or partners;
●	insufficient capital and liquidity to achieve our business plan;
●	the inability of the combined company to meet its cost expectations;
●	performance shortfalls as a result of the diversion of management’s attention caused by completing the Acquisition; and
●	potential unknown liabilities and unforeseen increased expenses or delays associated with the Acquisition.

If we cannot successfully integrate the assets and operations of the Barnhart Companies, we may fail to realize the expected benefits of the Acquisition, including cost savings, new service offerings and other synergies and growth opportunities. Even if the integration of the Barnhart Companies is successful, we may not realize all of the anticipated benefits of the Acquisition during the anticipated time frame, or at all.

The Barnhart Companies may have liabilities that are not known to us.

The Barnhart Companies may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigation in connection with the Acquisition. We may learn additional information about the Barnhart Companies that materially and adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Moreover, the Barnhart Companies may be subject to audits, reviews, inquiries, investigations, and claims of non-compliance and litigation by federal and state regulatory agencies, which could result in liabilities or other sanctions. Any such liabilities or sanctions, individually or in the aggregate, could have an adverse effect on our business, financial condition, and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6.    Exhibits.

Exhibit No.		Description of Document
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.	INS	XBRL Instance Document - the instance document does not appear in the Interative Data File because its XBRL tags are embedded within the Inline XBRL document.

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMG Industries Inc.
(Registrant)

August 14, 2023	/s/ Timothy W. Barnhart
Date	Timothy W. Barnhart
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)