Form 10-Q
period 2023-09-30
SMG Industries Inc.
filed 2023-11-14
CIK 1426506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.001 per share, outstanding as of November 14, 2023, was 268,054,820.

SMG INDUSTRIES INC.

Item 1. Financial Statements

SMG INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,668,846	$127,225
Restricted cash	1,139,584	1,105,818
Accounts receivable, net of allowance for credit losses of $823,162 and $855,832 as of September 30, 2023 and December 31, 2022, respectively	16,962,507	12,185,792
Inventory	787,474	—
Prepaid expenses and other current assets	5,357,657	2,308,067
Current assets of discontinued operations	198,153	—

Total current assets	28,114,221	15,726,902

Property and equipment, net of accumulated depreciation of $19,341,254 and $15,329,817 as of September 30, 2023 and December 31, 2022, respectively	28,355,764	5,414,830
Intangible assets, net of accumulated amortization of $370,500 and $0 as of September 30, 2023 and December 31, 2022, respectively	13,689,500	—
Goodwill	2,346,884	—
Right of use assets - operating lease	3,396,463	734,504
Other assets	223,514	305,451

Total assets	$76,126,346	$22,181,687

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,725,011	$2,962,067
Accounts payable – related party	102,299	565,603
Accrued expenses and other liabilities	7,424,983	2,844,501
Current portion of right of use liabilities - operating leases	948,291	650,945
Deferred revenue	—	128,000
Secured line of credit, net	10,035,836	10,623,887
Current portion of unsecured notes payable	4,725,665	2,465,445
Current portion of secured notes payable, net	29,577,004	6,987,802
Current portion of convertible note, net	—	7,327,288
Current liabilities of discontinued operations	431,889	262,255

Total current liabilities	55,970,978	34,817,793

Long term liabilities:
Notes payable - unsecured, net of current portion	2,086,906	—
Notes payable - secured, net of current portion	69,599	13,220,147
Right of use liabilities - operating leases, net of current portion	2,637,403	278,137
Long term liabilities of discontinued operations	355,215	387,748

Total liabilities	61,120,101	48,703,825

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock 1,000,000 shares authorized:
Series A preferred stock - $0.001 par value; 2,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series C convertible preferred stock - $0.001 par value; 6,000 shares authorized; 1,333 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 268,054,940 and 39,180,297 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	268,055	39,181
Additional paid in capital	62,544,267	18,081,457
Accumulated deficit	(47,806,078)	(44,642,776)

Total stockholders' equity (deficit)	15,006,245	(26,522,138)

Total liabilities and stockholders' equity (deficit)	$76,126,346	$22,181,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2023 and 2022

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES	$33,289,602	$19,331,484	$75,946,754	$53,589,434

COST OF REVENUES	31,006,950	18,070,208	68,108,398	49,731,153

GROSS PROFIT	2,282,652	1,261,276	7,838,356	3,858,281

OPERATING EXPENSES:
Selling, general and administrative	5,173,620	2,404,852	10,959,608	7,156,698

Total operating expenses	5,173,620	2,404,852	10,959,608	7,156,698

LOSS FROM OPERATIONS	(2,890,968)	(1,143,576)	(3,121,252)	(3,298,417)

OTHER INCOME (EXPENSE)
Transaction costs	(743,591)	—	(743,591)	—
Interest expense, net	(1,287,702)	(2,635,875)	(6,157,238)	(7,433,606)
Interest income	35,286	—	35,286	—
Other income	279,374	—	302,176	—
Other expense	(1,814)	—	(205,443)	—
Gain on disposal of assets	—	17,500	—	351,904
Gain on settlement of debt	3,381,248	564,814	3,381,248	564,814

Total other income (expense)	1,662,801	(2,053,561)	(3,387,562)	(6,516,888)

NET LOSS FROM CONTINUING OPERATIONS	(1,228,167)	(3,197,137)	(6,508,814)	(9,815,305)

Loss from discontinued operations	(6,555)	(2,852)	(14,828)	(36,090)

NET LOSS	(1,234,722)	(3,199,989)	(6,523,642)	(9,851,395)

Preferred stock dividends	(126,547)	—	(126,547)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,361,269)	$(3,199,989)	$(6,650,189)	$(9,851,395)

Net loss per common share
Continuing operations	$(0.01)	$(0.09)	$(0.06)	$(0.28)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common shareholders	$(0.01)	$(0.09)	$(0.06)	$(0.28)

Weighted average common shares outstanding
Basic	252,469,836	36,919,922	115,845,835	35,459,322
Diluted	252,469,836	36,919,922	115,845,835	35,459,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	Series C				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances at December 31, 2022	—	$—	39,180,297	$39,181	$18,081,457	$(44,642,776)	$(26,522,138)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	(4,694,664)	3,486,887	(1,207,777)
Share based compensation	—	—	—	—	30,554	—	30,554
Shares issued for deferred financing costs	—	—	3,008,246	3,008	540,128	—	543,136
Shares issued for debt extension	—	—	6,558,987	6,559	1,174,059	—	1,180,618
Net loss	—	—	—	—	—	(3,527,040)	(3,527,040)

Balances at March 31, 2023	—	—	48,747,530	48,748	15,131,534	(44,682,929)	(29,502,647)
Share based compensation	—	—	—	—	10,500	—	10,500
Net loss	—	—	—	—	—	(1,761,880)	(1,761,880)

Balances at June 30, 2023	—	—	48,747,530	48,748	15,142,034	(46,444,809)	(31,254,027)
Series C preferred stock issued for cash	833	1	—	—	8,329,999	—	8,330,000
Common stock issued for cash	—	—	1,600,000	1,600	398,400	—	400,000
Common and Series C preferred stock issued for business combination	500	—	77,000,000	77,000	19,245,000	—	19,322,000
Common stock issued for debt settlements	—	—	52,058,785	52,059	9,630,841	—	9,682,900
Common stock issued for conversion of notes payable and accrued interest	—	—	88,148,625	88,148	9,658,558	—	9,746,706
Common stock issued for advisory fee	—	—	500,000	500	92,500	—	93,000
Share based compensation	—	—	—	—	46,935	—	46,935
Preferred stock dividends	—	—	—	—	—	(126,547)	(126,547)
Net loss	—	—	—	—	—	(1,234,722)	(1,234,722)

Balances at September 30, 2023	1,333	$1	268,054,940	$268,055	$62,544,267	$(47,806,078)	$15,006,245

Balances at December 31, 2021	—	$—	33,731,162	$33,732	$16,845,873	$(33,032,536)	$(16,152,931)
Shares issued for deferred financing costs	—	—	1,393,648	1,393	396,380	—	397,773
Share based compensation	—	—	—	—	15,605	—	15,605
Net loss	—	—	—	—	—	(3,631,130)	(3,631,130)

Balances at March 31, 2022	—	—	35,124,810	35,125	17,257,858	(36,663,666)	(19,370,683)
Share based compensation	—	—	—	—	15,146	—	15,146
Net loss	—	—	—	—	—	(3,020,276)	(3,020,276)

Balances at June 30, 2022	—	—	35,124,810	35,125	17,273,004	(39,683,942)	(22,375,813)
Share based compensation	—	—	—	—	15,146	—	15,146
Shares issued for settlement of debt	—	—	750,000	750	138,000	—	138,750
Shares issued for debt extension	—	—	3,305,487	3,306	640,161	—	643,467
Net loss	—	—	—	—	—	(3,199,989)	(3,199,989)

Balances at September 30, 2022	—	$—	$39,180,297	$39,181	$18,066,311	$(42,883,931)	$(24,778,439)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMG INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,508,814)	$(9,815,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	180,989	45,897
Depreciation and amortization	4,381,937	4,144,644
Amortization of deferred financing costs	1,214,162	3,124,398
Shares issued for debt extension	1,180,618	643,467
Amortization of right of use assets - operating leases	509,785	340,447
Bad debt expense	148,762	40,301
Gain on settlement of debt	(3,381,248)	(564,814)
Gain on disposal of assets	—	(351,904)
Changes in:
Accounts receivable	634,923	6,519
Prepaid expenses and other current assets	2,562,807	2,775,210
Inventory	(9,056)	—
Other assets	81,937	(187,239)
Accounts payable	(655,354)	(144,341)
Accounts payable – related party	(463,304)	144,226
Accrued expenses and other liabilities	2,397,679	(706,001)
Right of use operating lease liabilities	(515,132)	(75,758)
Deferred revenue	(128,000)	—
Net cash provided by (used in) operating activities from continuing operations	1,632,691	(580,253)
Net cash used in operating activities from discontinued operations	(42,554)	—
Net cash provided by (used in) operating activities	1,590,137	(580,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Barnhart Companies, net of cash received	(24,073,176)	—
Cash proceeds from disposal of property and equipment	1,500	329,271
Cash paid for purchase of property and equipment	(1,334,487)	(47,201)
Net cash (used in) provided by investing activities from continuing operations	(25,406,163)	282,070
Net cash used in investing activities from discontinued operations	—	—
Net cash (used in) provided by investing activities	(25,406,163)	282,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of series C preferred stock	8,330,000	—
Proceeds from sale of common stock	400,000	—
Payment of deferred financing costs	(3,373,955)	—
Proceeds (payments) on secured line of credit, net	507,037	(921,462)
Proceeds from notes payable	33,686,058	5,229,098
Payments on notes payable	(12,496,347)	(3,624,328)
Payments on convertible notes payable	(50,000)	—
Proceeds from convertible notes payable	421,946	—
Net cash provided by financing activities from continuing operations	27,424,739	683,308
Net cash used in financing activities from discontinued operations	(33,326)	—
Net cash provided by financing activities	27,391,413	683,308

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,575,387	385,125

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,233,043	1,116,176

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,808,430	$1,501,301

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$4,666,244	$3,600,469

Noncash investing and financing activities
Prepaid expenses and other current assets financed with note payable	$4,132,552	$3,638,407
Shares issued for deferred financing costs	$543,136	$397,773
Shares issued for settlement of debt	$9,682,900	$138,750
Share issued for convertible notes payable and accrued interest	$9,746,706	$—
Convertible notes payable issued to settle accounts payable and accrued expenses	$250,000	$—
Note receivable for property and equipment	$47,028	$500,209
Equipment financed with note payable	$327,661	$963,662
Cumulative-effect adjustment upon adoption of ASU 2022-02	$1,207,777	$—
Preferred stock dividends	$126,547	$—

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

On July 7, 2023, we acquired one hundred percent of the membership interests of (i) Barnhart Fleet Maintenance, LLC, (“Fleet”), (ii) Barnhart Transportation, LLC, (“Transportation”), (iii) Lake Shore Global Solutions LLC, (“Global”), (iv) Lake Shore Logistics, LLC, (“Logistics”), (v) Legend Equipment Leasing, LLC, (“Legend”), and (vi) Route 20 Tank Wash LLC, (“Wash,” and collectively with Fleet, Transportation, Global, Logistics and Legend, the “Barnhart Companies,” and each a “Barnhart Company”). See Note 4 for more information regarding the acquisition of the Barnhart Companies (the “Acquisition”).

SMG is headquartered in Houston, Texas with facilities in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, and Victoria, Texas, Erie, Pennsylvania, and Fort Mill and Moncks Corner, South Carolina.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly subsidiaries of Transportation, Fleet, Logistics, Global, Legend and Wash, and 5J Trucking LLC, 5J Oilfield Services LLC, 5J Specialized LLC, 5J Transportation LLC, 5J Logistics Services LLC and 5J Driveaway LLC (together referred to as “5J “ or “5J Transportation Group”), and discontinued operations of Momentum Water Transfer Services, LLC (“MWTS”), Jake Oilfield Solutions LLC (“Jake”) and Trinity Services LLC (“Trinity”), all of which have third quarter ends of September 30 and fiscal year ends of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Cash and cash equivalents

The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of September 30, 2023 and December 31, 2022 was $2,598,167 and $854,207, respectively. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$3,668,846	$127,225
Restricted cash	1,139,584	1,105,818
Total	$4,808,430	$1,233,043

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts receivable, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments. The long-term debt approximates fair value because the related rates of interest approximate current market rates.

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

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Discontinued Operations

In December 2020, we decided to cease the operations of Trinity, Jake and MWTS. An entity that is disposed of by sale or ceasing of operations is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. As such, Jake, MWTS and Trinity are reported as discontinued operations.

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2023 and December 31, 2022. The results of discontinued operations are aggregated and presented separately in the consolidated statements of operations as net loss from discontinued operations for the three and nine months ended September 30, 2023 and 2022. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.

Basic and Diluted Net Loss per Share

The Company presents both basic and diluted net loss per share on the face of the consolidated statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants using the treasury-stock method, and as a result of the adoption of Accounting Standards Update (“ASU”) 2020-06, using the if-converted method for outstanding convertible instruments. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. For the three and nine months ended September 30, 2023, 3,364,137 common shares issuable under the Series C Convertible Preferred Stock, 6,525,000 stock options and 1,738,335 warrants were considered for their dilutive effects. For the three and nine months ended September 30, 2022, 1,525,000 stock options, 1,763,335 warrants and 79,467,400 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the three and nine months ended September 30, 2023 and 2022, all potentially dilutive instruments were excluded as their effect would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale debt securities. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company determined that the update applied to its trade accounts receivable and adopted the guidance on January 1, 2023 with no material impact to the Company’s consolidated financial statements or results of operations. The Company estimates its expected credit losses based on the expected losses on its receivables based on a variety of data, including current economic conditions in the Company’s industry and the credit status of the Company’s customers.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The Company adopted this guidance on January 1, 2023, which resulted in a reduction to additional paid in capital of $4,694,664, a decrease in accumulated deficit of $3,486,887 and a reduction of remaining unamortized debt discount of $1,207,777 related to the previously recognized beneficial conversion features on the Company’s convertible debt.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this standard effective on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, no adjustments to the consolidated financial statements have been made to account for this uncertainty. As a result of the Acquisition, the Company has increased in size and complexity. Further, the Company has financial covenants under its new debt agreements, which the Company was in violation of as of September 30, 2023. The Company concluded that its recurring net losses and its historical trend of negative working capital are conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to generate additional revenue and improve cash flows from operations in connection with its heavy haul, super heavy haul, drilling rig mobilization, commodity freight, brokerage services and driveaway services revenue streams. The Company also intends to reduce operational costs and to improve efficiencies as a combined company after the Acquisition in order to increase profitability. There are no assurances that the Company will be successful in implementing these plans.

NOTE 4 — ACQUISITION

On July 7, 2023, we entered into a transaction agreement (the “Transaction Agreement”) with Bryan S. Barnhart (“Bryan”), Timothy W. Barnhart (“Tim”), Timothy W. Barnhart, as Trustee of the Timothy W. Barnhart 2017 Irrevocable Trust (the “Trust,” and collectively with Bryan and Tim, the “Sellers”) and certain affiliates, pursuant to which we acquired one hundred percent of the membership interests of the Barnhart Companies. The consideration paid to the Sellers consisted of the following (the “Purchase Price”):

Preliminary Consideration Transferred
Cash, net of cash acquired of $176,824	$24,073,176
Unsecured note payable, net of discount of $444,000	2,556,000
Common stock, consisting of 77,000,000 shares valued at $0.186 per share	14,322,000
Preferred Stock, consisting of 500 shares of Series C Preferred Stock	5,000,000
Net consideration	$45,951,176

The unsecured note payable (A) bears interest at a fixed rate of six percent (6%) per annum, and (B) will mature on the 72-month anniversary of the Closing, with principal and accrued interest of $41,667 to be paid monthly, and (C) will be subordinated to all senior indebtedness of the Company to the extent required by the holders thereof.

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

In connection with the Acquisition, the Company issued 500,000 shares of common stock to an advisor as a transaction fee with a fair value of $93,000 based on the closing price of the Company’s common stock at the Closing when the fee was earned.

The Acquisition is being accounted for as a business combination under ASC 805, which requires the Company to perform an allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase consideration over the estimated fair values is recorded as goodwill. The following information summarizes the preliminary allocation of the fair values assigned to the assets at the purchase date:

The preliminary fair value of the assets acquired and liabilities assumed is as follows:

Trade accounts receivable	$5,510,109
Accounts receivable - related parties	3,314
Notes receivable	46,977
Inventories	778,418
Prepaid and other	1,432,817
Property, plant and equipment	25,338,963
Trade names	7,700,000
Customer relationships	5,600,000
Non-compete agreements	760,000
Right-of-use assets, operating leases	3,171,744
Goodwill	2,346,884
Accounts payable	(852,245)
Other liabilities	(2,714,061)
Right-of-use liabilities, operating lease	(3,171,744)
Preliminary net assets acquired	$45,951,176

The total purchase consideration allocation above is preliminary as the Company has not yet completed the necessary fair value assessments, including the assessments of inventory, intangible assets, certain assets and liabilities and the related tax impacts associated with these items. Any changes within the measurement period may change the amount of the purchase consideration allocable to goodwill. The fair value and tax impact assessments are to be completed within 12 months of the Closing date and could have a material impact on the components of the total purchase consideration allocation.

The Company’s consolidated statements of operations included revenue of $14,378,874 and net loss from continuing operations of $1,353,326 related to the Barnhart Companies for the three and nine months ended September 30, 2023. The Company recognized transaction costs of $743,591 during the three and nine months ended September 30, 2023 related to the Acquisition.

Unaudited Pro Forma Financial Information

The following table sets forth the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 as if the Acquisition occurred on January 1, 2022. The unaudited pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the Acquisition had taken place on the date noted above, or of results that may occur in the future. The most significant adjustments within the unaudited pro forma results relate to depreciation of the fair value of the property plant and equipment acquired, amortization of the preliminary intangible assets acquired, and adjustments to interest expense to reflect the retirement of existing SMG debt and the issuance of new debt to fund the Acquisition.

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenue	$33,840,586	$40,407,628	$108,254,918	$116,689,722
(Loss) income from operations	(3,176,064)	224,972	(4,173,154)	(1,024,826)
Net loss attributable to common shareholders	(4,246,035)	(1,520,894)	(8,359,962)	(5,468,840)
Net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

NOTE 5 — REVENUE AND CONCENTRATIONS

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

-Identification of the performance obligations in the contract

-Determination of the transaction price

-Allocation of the transaction price to the performance obligations in the contract

-Recognition of revenue when, or as, the Company satisfies a performance obligation

Disaggregation of revenue

All of the Company’s revenue from continuing operations is currently generated from services. As such, no further disaggregation of revenue information is provided. Revenues are primarily generated in the Midwest, Southern and Easten regions of the United States.

Customer Concentration and Credit Risk

During the three and nine months ended September 30, 2023 and 2022, no customers exceeded 10% of revenue. One customer accounted for approximately 12% of accounts receivable as of September 30, 2023, and one customer accounted for approximately 14% of accounts receivable as of December 31, 2022.

NOTE 6 — LONG-LIVED ASSETS

Property and equipment

Property and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,2023	December 31, 2022
Equipment	$6,755,932	$6,743,890
Trucks and Trailers	36,015,468	11,331,834
Downhole oil tools	659,873	659,873
Vehicles	1,708,966	1,236,323
Buildings	1,600,663	493,529
Furniture, fixtures and other	956,116	279,198

Property and equipment, gross	47,697,018	20,744,647

Less: accumulated depreciation	(19,341,254)	(15,329,817)

Property and equipment, net	$28,355,764	$5,414,830

Depreciation expense for the three months ended September 30, 2023 and 2022 was $2,485,305 and $1,398,753, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $4,011,437 and $4,144,644, respectively.

Intangible assets

Intangible assets as of September 30, 2023 are related to the preliminary identified intangibles of tradenames, customer relationships and non-compete agreements for the Barnhart Companies acquired in the Acquisition. See Note 4.

Intangible assets at September 30, 2023 and December 31, 2022 consisted of the following:

	Useful
	Life (years)	September 30, 2023	December 31, 2022
Trade names	10	$7,700,000	$—
Customer relationships	10	5,600,000	—
Non-compete agreements	5	760,000	—

Intangible assets		14,060,000	—
Less: accumulated amortization		(370,500)	—

Intangible assets, net		$13,689,500	$—

Amortization expense for the three and nine months ended September 30, 2023 and 2022 was $370,500 and $0, respectively. Future amortization of intangible assets for the years ended December 31, 2023, 2024, 2025, 2026, 2027 and beyond based on the preliminary fair value estimates of the acquired intangible assets are $370,500, $1,482,000, $1,482,000, $1,482,000, $1,482,000 and $7,391,000, respectively.

Goodwill

Goodwill balance was $2,346,884 as of September 30, 2023, related to the Barnhart Companies acquired in the Acquisition. See Note 4.

NOTE 7 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as of September 30, 2023 and December 31, 2022 included the following:

	September 30,2023	December 31, 2022
Payroll and payroll taxes payable	$1,361,015	$1,236,643
State and local tax payable	345,085	166,948
Interest payable	101,977	400,049
Accrued operational expenses	5,054,056	871,720
Accrued general and administrative expenses	238,616	59,621
Accrued dividends	126,547	—
Other	197,687	109,520

Total Accrued Expenses and Other Liabilities	$7,424,983	$2,844,501

NOTE 8 — NOTES PAYABLE

Notes payable included the following as of September 30, 2023 and December 31, 2022:

Secured notes payable:

	September 30,	December 31,
	2023	2022

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. In January 2023 the maturity date of the note was extended to June 30, 2023. During the nine months ended September 30, 2023, this note was paid in full.	$—	$100,000

Secured note payable issued December 7, 2018 to a shareholder, bearing interest of 10% per year, due one year after issuance. In January 2023 the maturity date of the note was extended to June 30, 2023. During the nine months ended September 30, 2023, this note was paid in full.	—	100,000

Secured note payable issued December 7, 2018, bearing interest of 10% per year, due one year after issuance. During the nine months ended September 30, 2023, this note was paid in full.	—	100,000

Secured note payable issued on December 7, 2018 related to the acquisition of MWTS, bearing interest of 6% per year and due in monthly installments of $7,500, with a maturity date of December 8, 2023. On September 29, 2022, the Company entered into a settlement of debt agreement and release. Per the agreement, the Company converted approximately $467,000 of debt into shares of common stock. The Company will pay six remaining quarterly payments of approximately $45,833 per month from December 2022 through March 31, 2024, the amended maturity date.	91,667	275,000

Secured note payable issued May 1, 2019 to a shareholder, bearing interest of 10% per year, with a principal balance of $100,000. During the nine months ended September 30, 2023, this note was paid in full.	—	100,000

Secured note payable issued June 17, 2019 to a shareholder, bearing interest of 10% per year, due June 30, 2020. During the nine months ended September 30, 2023, this note was paid in full.	—	80,000

Secured note payable with a related party issued February 27, 2020 in connection with the 5J acquisition, bearing interest of 10% per year, and which matured on February 1, 2023. During the nine months ended September 30, 2023, this note was paid in full.	—	2,000,000

Various notes payable secured by equipment of 5J Trucking, LLC, bearing interest ranging from 5.32% to 5.5% maturing from January 2023 through March 2023. During the nine months ended September 30, 2023, this note was paid in full.	—	64,521

Secured note payable with a related party issued on February 27, 2020, bearing interest of 10.0% per year, which matured on March 1, 2023. During the nine months ended September 30, 2023, this note was paid in full.	—	77,856

Secured promissory notes for SMG Industries Inc., and 5J Trucking LLC, with Small Business Administration Economic Injury Disaster Loans, bearing interest of 3.75% annually and maturing in June, August, and September 2050.	—	299,493

Secured promissory note issued on June 20, 2020 in connection with an equipment purchase. The note was due and payable in thirty-six monthly installments of $45,585 commencing on July 20, 2020, and the final installment was due on July 1, 2023. During the nine months ended September 30, 2023, this note was paid in full.	—	347,045

Secured promissory note issued on January 27, 2022. The note was due on May 1, 2026 and secured by machinery and equipment owned by the Company. The Company paid an initial installment of $95,025, with monthly payments of approximately $15,275 per month beginning in June 2022 through maturity. During the nine months ended September 30, 2023, this note was paid in full.	—	538,613

Secured promissory note issued on July 11, 2022. The note is due on June 8, 2027 and secured by equipment owned by the Company. The Company will pay monthly payments of approximately $2,372 per month beginning in July 2022 through maturity.	91,860	109,833

Secured promissory note issued on November 30, 2022. The note was due and payable in thirty-six monthly installments of $3,304 commencing on December 30, 2022 and the final installment was due on November 30, 2025. During the nine months ended September 30, 2023, this note was paid in full.	—	104,103

Secured promissory note with Amerisource, a related party, issued on September 7, 2021 in the amount of $12,740,000, bearing interest at 12%, and maturing September 7, 2026. The Company was required to make monthly payments of interest only beginning October 1, 2021, with payments of principal and interest beginning in October 2022. On March 15, 2022, the Company entered into an agreement with Amerisource, to amend the Loan Agreement dated September 7, 2021, pursuant to which Amerisource agreed to increase the loan commitment to the Company from $12,740,000 to $16,740,000. In January 2023, the Company received $1,000,000 in additional proceeds under this facility, which had a maturity date of June 30, 2023. During the nine months ended September 30, 2023, this note was paid in full.

	—	15,911,485

Secured term loan issued July 7, 2023, bearing interest at a fluctuating rate of interest per year based on a Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus a margin of 6.50%, which Applicable Rate (as defined in the Term Loan Credit Agreement) may adjust lower (but no lower than 5.50%) based on the leverage ratio of the borrowers and their subsidiaries commencing on the six-month anniversary from closing. The principal amount of the term loan shall be repaid in equal monthly installments of $396,075 commencing on September 1, 2023. The term loan matures on July 7, 2026.	31,289,982	—
Total secured notes payable	31,473,509	20,207,949
Less unamortized discount and deferred finance costs	(1,826,906)	—
Less current maturities	(29,577,004)	(6,987,802)

Long term secured notes payable, net of current maturities	$69,599	$13,220,147

Effective January 1, 2023, the Company issued 720,000 shares of common stock to holders of $480,000 in secured notes payable.

During the nine months ended September 30, 2023, the Company entered into five new secured notes payable. The notes were due from April 2027 through March 2029 and secured by equipment owned by the Company. The Company was required to pay monthly payments ranging from $1,136 to $1,723 per month beginning in March 2023 through maturity. As of September 30, 2023, these notes were paid in full.

On July 7, 2023, in connection with the Acquisition described in Note 4, the Company issued 41,211,909 shares of common stock in settlement of $9,945,048 of principal and $357,911 of accrued interest on secured notes payable. The Company recognized a gain on extinguishment of debt of $2,637,557 in connection with these settlements based on the fair value of the shares issued at settlement.

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

The Term Loan Credit Agreement provides for a $31.7 million term loan (the “Term Loan”). The availability of the Term Loan on the date of closing of the Acquisition (the “Closing”) was based on 80% of the net orderly liquidation value of certain eligible equipment and rolling stock of the Borrowers (the “Term Loan Borrowing Base”). The principal amount of the Term Loan shall be repaid in equal monthly principal installments of $396,075 plus interest commencing on September 1, 2023, and the Borrowers may also be required to make certain other mandatory prepayments from time to time, including with a required prepayment premium, if the Term Loan Borrowing Base does not support the existing amount of the Term Loan outstanding and for certain other prepayment events, including from dispositions of assets, casualty events and certain extraordinary events. Borrowings under the Term Loan Credit Agreement bear interest at a fluctuating rate of interest per year based on a Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus a margin of 6.50%, which Applicable Rate (as defined in the Term Loan Credit Agreement) may adjust lower (but no lower than 5.50%) based on the leverage ratio of the Borrowers and their subsidiaries commencing on the six-month anniversary from Closing. The Term Loan matures on July 7, 2026.

The Borrowers’ obligations to repay the amounts borrowed under the Term Loan Credit Agreement are secured by liens on substantially all of the assets of the Borrowers, including any rolling stock owned by the Borrowers. The Term Loan Credit Agreement contains customary representations, warranties, affirmative and negative covenants, limitations, and events of default for a transaction of this type, including maintenance of a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, minimum availability of not less than $3,750,000 at any time, minimum EBITDA levels in accordance with the terms of the Term Loan Credit Agreement and other restrictions, including restrictions on net maximum capital expenditures as set forth in the Term Loan Credit Agreement. At closing of the Term Loan, the Company paid $1,971,247 in closing costs that were recognized as deferred finance costs, which are being amortized through the maturity date of the Term Loan. The Company amortized $144,341 of the costs to interest expense during the three months ended September 30, 2023, and unamortized deferred finance costs were $1,826,906 as of September 30, 2023. The interest rate on the Term Loan was 11.89% as of September 30, 2023.

As of September 30, 2023, the Company was not in compliance with all covenants under the Term Loan Credit Agreement. The Company is currently in discussions with our senior lenders to amend certain covenants in connection with our anticipated future operational plans. As of September 30, 2023, the Company has classified the debt as a current liability while it negotiates a waiver of the covenant violations, which has not been received as of the date of this filing.

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

The ABL Credit Agreement provides for a $25.0 million revolving credit facility (the “Revolving Line of Credit”). Availability under the ABL Credit Agreement is based upon 90% of certain eligible accounts receivable of the Borrowers (the “ABL Borrowing Base”) and the ABL Borrowing Base supported borrowings of approximately $16.4 million as of the date of Closing. The Borrowers borrowed approximately $10.9 million under the ABL Credit Agreement on July 7, 2023, leaving approximately $5.5 million of availability. The maturity date of the ABL Credit Agreement is July 7, 2026, and all principal amounts are due and payable on the maturity date or, upon certain mandatory prepayment events, including if the ABL Borrowing Base no longer supports outstanding borrowings and certain other asset dispositions and casualty events. Borrowings under the ABL Credit Agreement bear interest at a floating rate elected by the Borrowers (which includes a base rate, Term SOFR and REVSOFR30 rate), as well as an applicable rate of between 1.25% and 2.50% based upon the leverage ratio of the Borrowers, as well as a commitment fee of between 0.375% and 0.50% based upon the average daily amount of the Revolving Line of Credit available but unused during the most recent quarter.

At the closing of the ABL Credit Agreement, the Company paid $1,402,708 in closing costs that were recognized as deferred finance costs, which are being amortized through the maturity date of the ABL Credit Agreement. The Company amortized $95,404 of the costs to interest expense during the three months ended September 30, 2023, and unamortized deferred finance costs were $1,307,254 as of September 30, 2023.

As of September 30, 2023, the outstanding balance on the Revolving Line of Credit was $11,343,090. The interest rate as of September 30, 2023 was 7.93% and the availability was $3,356,928. As of September 30, 2023, the Company was not in compliance with all covenants under the ABL Credit Agreement. The Company is currently in discussions with its lender to amend certain covenants in connection with our anticipated future operational plans and to waive. As of September 30, 2023, the Company has classified the debt as a current liability while it negotiates a waiver of the covenant violations, which has not been received as of the date of this filing.

Accounts Receivable Financing Facility (Secured Line of Credit)

On February 27, 2020, the 5J Oilfield Services LLC and 5J Trucking LLC (the “5J Entities”) entered into a Revolving Accounts Receivable Assignment and Term Loan Financing and Security Agreement (the “Financing Agreement”) with Amerisource Funding Inc. (“Amerisource”) in the aggregate amount of $10,000,000 (the “Amerisource Financing”).The Amerisource Financing provided for: (i) an equipment loan in the principal amount of $1,401,559 (“Amerisource Equipment Loan”), (ii) a bridge term facility in the amount of $550,690, and (iii) an accounts receivable revolving line of credit up to $10,000,000 (the “AR Facility”). The Company recorded deferred financing costs of $223,558 recognized on the date of incurrence as a discount. During the nine months ended September 30, 2023 and 2022, $28,428 and $28,428, respectively, of debt discount was amortized to interest expense, and the unamortized discount was $0 and $28,428 as of September 30, 2023 and December 31, 2022, respectively. Amerisource is a related party of the Company due to its holdings of common stock and convertible debt of the Company and has an officer who serves on the Board of Directors of the Company (the “Board”).

The AR Facility was issued in an amount not to exceed $10,000,000, with the maximum availability limited to 90% of the eligible accounts receivable (as defined in the Financing Agreement). The AR Facility was paid for by the assignment of the accounts receivable of each of the 5J Entities and was secured by all instruments and proceeds related thereto. The AR Facility had an interest rate of 4.5% in excess of the prime rate per annum, an initial collateral management fee of 0.75% of the maximum account limit per annum, a non-usage fee of 0.35% assessed on a quarterly basis on the difference between the maximum availability under the AR Facility and the average daily revolving loan balance outstanding, and a one time commitment fee equal to $100,000 paid at closing. The AR Facility could have been terminated by the 5J Entities with 60 days’ written notice. There was an early termination fee equal to two percent (2.0)% of the then maximum account limit if there were more than twelve (12) months remaining in term of the AR Facility, or one percent (1.0)% of the then maximum account limit if there were twelve months or less remaining in the term of the AR Facility. The Company was a guarantor of the Amerisource Financing. The AR Facility originally matured on February 27, 2023, but automatically extended for an additional 12 months per the terms of the Financing Agreement.

On January 19, 2023, the Company and Amerisource entered into an agreement to provide the Company with an additional $1,000,000 advance amount on the existing AR Facility (the “Overadvance”). The Overadvance had monthly payments of principal and interest beginning February 1, 2023, bore interest at 12% per year, and would have matured on September 7, 2026.

On June 1, 2023, the Company and Amerisource entered into an amendment to the AR Facility to increase the maximum borrowing amount to $13,000,000. In connection with the Acquisition on July 7, 2023, the AR Facility was repaid in full and terminated.

The balances under the above Financing Agreement were $0 and $10,623,887 as of September 30, 2023 and December 31, 2022, respectively.

Unsecured Notes Payable

	September 30,	December 31,
	2023	2022
Insurance premium financing note with original principal of $1,677,968, monthly payments of $174,154, with stated interest of 8.0%, and a maturity date of May 1, 2023. On February 1, 2023, the policy was extended with principal amount of $645,195, monthly payments of $164,543, stated interest of 9.6% and a maturity date of June 1, 2023.	$—	$640,083

Insurance premium financing note with original principal of $485,830, monthly payments of $49,809, with stated interest of 5.470%, and which matured on February 14, 2023.	—	98,780

Unsecured note payable with a shareholder. Note issued on August 10, 2018 for $40,000, due December 30, 2018 (extended to June 30, 2020) with 10% interest per year, and balance of payable was due on demand. An additional $25,000 was advanced and was due on demand. On September 9, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. During the nine months ended September 30, 2023, this note was paid in full.	—	44,559

Unsecured payable for settlement of lawsuit with an original settlement on April 13, 2021 for $196,188, monthly payments of $6,822 for 24 months, an interest rate of 6% and a default interest rate of 18%.	—	2,925

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 with 12% interest per year. During the year ended December 31, 2022, an additional $895,025 was loaned by the shareholder, related party. On August 3, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. During the nine months ended September 30, 2023, this note was settled by issuance of common stock.	—	1,045,025

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 with 12% interest per year. On January 6, 2022, the shareholder, related party, loaned the Company an additional $100,000. On August 3, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. During the nine months ended September 30, 2023, this note was settled by issuance of common stock.	—	250,000

Unsecured note payable with a shareholder, a related party. Note issued on December 22, 2021 for $150,000, due January 31, 2022 with 12% interest per year. On January 6, 2022, the shareholder loaned the Company an additional $100,000. On August 3, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. During the nine months ended September 30, 2023, this note was settled by issuance of common stock.	—	250,000

Unsecured note payable with a shareholder, a related party. Note issued on February 14, 2022 for $134,073, due March 31, 2022 with 12% interest per year. On August 3, 2022, the maturity date of the note was extended to December 31, 2022. In January 2023, the maturity date of the note was extended to June 30, 2023. During the nine months ended September 30, 2023, this note was settled by issuance of common stock.	—	134,073

Unsecured notes payable with a shareholder, a related party. Note issued on July 7, 2023 for $3,000,000, due on the 72-month anniversary of the closing with 6% interest per year.	3,000,000	—

Unsecured note payable with a shareholder, a related party. Note issued on July 7, 2023 for $1,460,139, non-interest bearing and due on demand.	1,460,139	—

Insurance premium financing note with original principal of $1,929,146, monthly payments of $199,842, with stated interest of 7.76%, and maturing on May 1, 2024.	1,529,462	—

Insurance premium financing note with original principal of $1,558,210, monthly payments of $161,075, with stated interest of 7.29%, and maturing on May 1, 2024.	1,236,090	—

Total notes payable - unsecured	7,225,661	2,465,445
Less discounts	(413,090)	—
Less current portion	(4,725,665)	(2,465,445)

Notes payable - unsecured, net of current portion	$2,086,906	$—

Effective January 1, 2023, the Company issued 2,585,487 shares of common stock to holders of $1,723,657 of unsecured notes payable.

On January 27, 2023, the Company issued an aggregate of 2,000,000 shares of its common stock to four purchasers of new promissory notes in the principal amount of $1,000,000. The Company recorded deferred financing cost of $360,000 based on the fair value of the shares issued to the lenders, which was recognized as a discount. The Company amortized total debt discount of $360,000 related to secured notes payable during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, these notes were settled by issuance of common stock.

On July 20, 2023, the Company entered into two Premium Finance Agreements related to an insurance policy. The policy premiums total $3,717,708 for a one-year policy period. The Company financed $3,487,356 of the policy over a ten-month period. The monthly payments under the agreements are due in ten installments of $161,075 and $199,842, at an annual interest rate of 7.29% and 7.76%, respectively.

On July 7, 2023, in connection with the Acquisition described in Note 4, the Company issued 10,846,756 shares of common stock in settlement of $2,679,098 of principal and $32,590 of accrued interest and $49,500 of related party lease obligations on unsecured notes payable. The Company recognized a gain on extinguishment of $743,691 in connection with these settlements based on the fair value of the shares issued at settlement.

Subsequent to the closing of the Acquisition, Apex Heritage Investments LLC (“Apex Heritage”), a company controlled by Steven H. Madden, a director and the Company’s former Chief Transition Officer, repaid Amerisource $1,460,139 of the outstanding secured note facility on behalf of the Company. The Company has included the amount owed to Mr. Madden as an unsecured note, bearing no interest and due on demand. Subsequent to September 30, 2023, the Company and Apex Heritage entered into a securities purchase agreement for the Company’s Series C Convertible Preferred Stock, whereby Apex Heritage was issued 146 shares of Series C Convertible Preferred Stock in exchange for $1,460,000 of the amount funded on behalf of the Company, with the Company owing a remaining $2,150.

Convertible Notes Payable

As of December 31, 2022, the convertible notes, net of discount balance was $7,327,288 with long term convertible notes payable of $0 and a current portion of convertible notes of $7,327,288. Accrued interest on the convertible notes was $244,090 as of December 31, 2022.

On February 27, 2020, the Company entered into a loan agreement with Amerisource Leasing Corporation, which has an equity ownership of 12.2% and is considered a related party, for the sale of a 10% convertible promissory note in the principal amount of $1,600,000 (“Amerisource Stretch Note”). The Amerisource Stretch Note originally matured on March 31, 2023, which was extended to June 30, 2023, and was convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. The interest rate on the Amerisource Stretch Note increased to 11% per annum on February 27, 2021 and to 12% per annum on February 27, 2022. Interest shall be paid on a quarterly basis. In addition, 2,498,736 shares of the Company’s common stock with a fair value of $419,788 were issued to the noteholder in connection with the issuance of the Amerisource Stretch Note. The Company recorded deferred financing costs of $419,788 recognized on the date of incurrence as a discount, which was amortized over the life of the loan. During the year ended December 31, 2022, $151,589 of debt discount was amortized to interest expense, and there was $0 of unamortized discount as of December 31, 2022. The Amerisource Stretch Note could be prepaid at any time by the Company on 10 days’ notice to the noteholder without penalty. During the nine months ended September 30, 2023, the note was settled by the issuance of 6,214,271 shares of the Company’s common stock.

On March 22, 2023, the Company entered into secured note purchase agreements with an officer and director for the purchase and sale of convertible promissory notes in the principal amount of $422,164. The notes pay a 10% per annum interest rate and are convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share with a two-year term. These convertible notes are secured by all of the assets of the Company, subject to prior liens and security interests. This officer and director was issued 633,246 shares of common stock related to the convertible notes payable, which were recognized as a deferred finance cost.

On March 31, 2023, Mr. Madden was issued a $250,000 secured convertible note, paid in kind for services as Chief Transition Officer (“CTO”), that matures after two years, pays a 10% per annum interest rate, paid quarterly, and has a fixed conversion rate at $0.10 per share. The convertible note was recorded as a prepaid expense to be amortized over a one-year period. Mr. Madden was issued 375,000 shares of common stock related to the convertible note payable which were recognized as a deferred finance cost. In connection with the July 7, 2023 Acquisition, and the expiration of the CTO services agreement, the Company eliminated the CTO officer role.

Effective January 1, 2023, the Company issued 3,253,500 shares of common stock to holders of $2,169,000 of convertible promissory notes.

On July 7, 2023, in connection with the Acquisition described in Note 4, the holders of the convertible notes described above were issued 88,148,625 shares of common stock in conversion of $9,528,903 of principal and $217,803 of accrued interest pursuant to the terms of the convertible notes. The Company also repaid $50,000 in principal on a convertible note on July 7, 2023. As of September 30, 2023, all convertible notes payable were settled. During the nine months ended September 30, 2023 and 2022, $409,984 and $1,687,804, respectively, of debt discount and deferred financing cost was amortized to interest expense.

Future maturities of the principal balance of all Company debt as of September 30, 2023 are as follows:

2024	$47,472,665
2025	523,994
2026	525,856
2027	519,761
2028	500,004
Thereafter	499,980
Total	$50,042,260

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT)

On June 2, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 250,000,000 to 500,000,000. The amendment became effective on July 6, 2023.

On January 27, 2023, the Company issued an aggregate of 6,558,987 shares of its common stock to various holders of the Company’s promissory notes in exchange for the noteholders agreeing to extend the maturity date of an aggregate of $4,372,657 of the Company’s outstanding promissory notes to June 30, 2023. The Company recognized a total of $1,180,618 of interest expense based on the fair value of the shares issued to the lenders.

Additionally, on July 7, 2023 in connection with the Acquisition, the Company issued 52,058,785 shares of common stock related to settlement of existing notes payable and accrued interest and issued 88,148,625 shares upon conversion of convertible notes payable. See Note 8 for additional information.

On January 18, 2023 and March 31, 2023, the Company issued a total of 3,008,246 shares of common stock to four lenders in connection with the issuance of notes payable. These shares had a fair value of $543,136 and were recorded as deferred finance costs.

On July 7, 2023, in connection with the closing of the Acquisition, the Company issued 77,000,000 shares to the sellers of the Barnhart Companies and issued 500,000 shares to an advisor as a transaction cost.

Series C Convertible Preferred Stock

On July 6, 2023, a total of 2,000 shares of 5% Series C Convertible Preferred Stock were authorized by the Company with a par value of $0.001 per share and a stated value of $10,000 per share (the “Series C Preferred Stock”).  The Series C Preferred Stock accrues an annual dividend of 5% that is payable only in the Company’s common stock. The stated value of the Series C Preferred Stock and any accrued dividends are convertible, from time to time, at the option of the holder, and automatically convert on the 24-month anniversary of the Closing, into the Company’s common stock at a conversion price of $0.25 per share.

Upon the liquidation, dissolution or winding up of the Company, after payment to any holders of the Company’s outstanding 3.0% Series A Secured Convertible Preferred Stock (the “Series A”) and 5.0% Series B Convertible Preferred Stock (the “Series B”), each holder of Series C Preferred Stock will be entitled to receive a preferential amount in cash equal to $10,000 per share, plus all accrued and unpaid dividends. The Series C Preferred Stock will rank senior to all classes of common stock and each other class of capital stock of the Company, except the Series A and Series B, and has the right to vote on all matters submitted to a vote of the holders of common stock on an as converted basis. There were no shares of Series A or Series B outstanding as of September 30, 2023 and December 31, 2022.

On July 7, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Apex Heritage Investments LLC (“Apex”), an affiliate of Steven H. Madden, a director and the Company’s former Chief Transition Officer. The SPA provided for the sale of up to an aggregate of 1,500 shares of Series C Preferred Stock, at a price of $10,000 per share. On July 7, 2023, Apex purchased 500 shares for aggregate gross proceeds to the Company of $5,000,000. On August 30, 2023, Apex purchased an additional 61 shares for aggregate gross proceeds to the Company of $610,000. On August 16, 2023, Apex entered into a second securities purchase agreement, pursuant to which it purchased an additional 200 shares on September 13, 2023 for aggregate gross proceeds to the Company of $2,000,000.

On September 1, 2023, the Company entered into a securities purchase agreement with each of Bryan Barnhart and Tim Barnhart, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a total of 72 shares of Series C Preferred Stock with aggregate gross proceeds to the Company of $720,000.

As of September 30, 2023, there were 1,333 shares of Series C Preferred Stock outstanding. During the three months ended September 30, 2023, the Company accrued dividends on the Series C Preferred stock totaling $126,547, included in accrued expense and other current liabilities on the Company’s consolidated balance sheet as of September 30, 2023.

Sale of Common Stock

On August 18, 2023, the Company entered into a securities purchase agreement (the “Common Stock SPA”) with Stewart Investment Partners, Ltd. and Whitewing Investment Partners I, Ltd., each of whom are existing investors. Pursuant to the Common Stock SPA, on August 30, 2023, the Company issued and sold 1,600,000 shares of common stock, at a price of $0.25 per share, with the Company receiving $400,000 of aggregate gross proceeds.

NOTE 10— STOCK OPTIONS AND WARRANTS

A summary of stock option information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2022	1,525,000	$546,250	$0.25-0.45	$0.36
Granted	5,100,000	1,275,000	0.25	0.25
Exercised	—	—	—	—
Cancelled, forfeited or expired	(100,000)	(75,000)	0.75	0.75
Outstanding, September 30, 2023	6,525,000	$1,746,250	$0.25-0.45	$0.27
Exercisable, September 30, 2023	1,505,000	$491,250	$0.25-0.45	$0.33

During the nine months ended September 30, 2023, the Company issued 5,100,000 common stock options to Barnhart, 5J and SMG employees valued at $796,035. Of the 5,100,000 options issued, 80,000 options vest upon issuance and the remaining options vest equally over a three-year period starting from August 2023 through July 2026. The Company valued the stock options using the Black-Scholes model with the following range of key assumptions: Stock price $0.14 - $0.22, Exercise price $0.25, Term 5 years, Volatility 213.04% – 227.09% and Discount rate 3.48% – 4.52%.

During the nine months ended September 30, 2023, the Company recognized $87,989 of expense related to outstanding stock options. At September 30, 2023, the Company had $718,142 of unrecognized expenses related to options.

The weighted average remaining contractual life is approximately 3.91 years for stock options outstanding as of September 30, 2023. At September 30, 2023, the intrinsic value of the outstanding stock options was $567,500.

A summary stock warrant information is as follows:

		Aggregate		Weighted
	Aggregate	Exercise	Exercise	Average
	Number	Price	Price Range	Exercise Price
Outstanding, December 31, 2022	1,763,335	$496,667	$0.15-$0.75	$0.28
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(25,000)	$18,750	$0.75	$0.75
Outstanding, September 30, 2023	1,738,335	$477,917	$0.15 - $0.40	$0.27
Exercisable, September 30, 2023	1,738,335	$477,917	$0.15 - $0.40	$0.27

The weighted average remaining contractual life is approximately 3.40 years for stock warrants outstanding as of September 30, 2023. At September 30, 2023, the outstanding stock warrants had an aggregate intrinsic value of $155,500.

NOTE 11 — DISPOSITION OF BUSINESSES

In December 2020, management decided to cease operations of Trinity, MWTS and Jake. All assets and liabilities of these entities are classified as assets and liabilities of discontinued operations and included within net loss from discontinued operations. All of Trinity’s equipment was sold in the year ended December 31, 2021 at auction through a third party auctioneer. All proceeds are being utilized to retire outstanding Trinity debt.

The balance sheets of Trinity, MWTS and Jake are summarized below:

	September 30,	December 31,
	2023	2022
Other current assets	$198,153	$—
Current assets of discontinued operations	$198,153	$—

Accounts payable	$107,331	$115,057
Accrued expenses and other liabilities	322,667	144,514
Current portion of notes payable	1,891	2,684
Current liabilities of discontinued operations	431,889	262,255
Notes payable - secured, net of current portion	234,336	236,903
Notes payable - unsecured, net of current portion	120,879	150,845
Long term liabilities of discontinued operations	355,215	387,748
Total liabilities of discontinued operations	$787,104	$650,003

The statements of operations of Trinity, MWTS and Jake are summarized below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Other expense	$(111)	$—	$(3,885)	$(27,545)
Interest expense, net	(6,444)	(2,852)	(10,943)	(8,545)
Net loss from discontinued operations	$(6,555)	$(2,852)	$(14,828)	$(36,090)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

As of each of September 30, 2023 and December 31, 2022, the Company had cash collateral of $2,895,164 and $1,105,818 as collateral for its insurance policy, respectively.

Litigation

From time to time, SMG may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against SMG are expected to have a material adverse effect on SMG’s financial position, results of operations or cash flows. However, SMG cannot predict with certainty, and there can be no assurance as to the ultimate outcome of, any pending litigation, investigatory matters or claims.

NOTE 13 — LEASES

The Company has operating leases for sales and administrative offices, motor vehicles and certain machinery and equipment. The Company’s leases have remaining lease terms of 1 year to 6 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial right-of-use asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants. In connection with the Acquisition, the Barnhart Companies entered into new leases with Jet Park and Lakeshore, as landlords. The Barnhart Companies pay aggregate rent of approximately $55,000 per month to Jet Park and Lakeshore for a term of six years. Each of Jet Park and Lake Shore are directly or indirectly owned by Bryan and Tim or their affiliates. The Company recognized right-of-use assets and liabilities of $3,171,744 as part of the purchase price allocation associated with these leases. The Company estimated the present value of the lease payments using an estimated incremental borrowing rate of 7.56%, based on estimated interest rates on the Company’s secured borrowings at the closing of the Acquisition.

The components of lease cost for operating leases for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$291,589	$134,792	$550,674	$569,983
Short-term lease cost	1,232,132	76,086	1,795,400	343,399
Total lease cost	$1,523,721	$210,878	$2,346,074	$913,382

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$515,132	$75,758

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2023 and December 31, 2022:

Lease Position	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$3,396,463	$734,504
Right-of-use liabilities operating leases, current portion	$948,291	$650,945
Right-of-use liabilities operating leases, long term	2,637,403	278,137
Total right-of-use liabilities operating lease	$3,585,694	$929,082

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	5.2	2.0
Weighted-average discount rate
Operating leases	7.7%	8.6%

The following table provides the maturities of lease liabilities at September 30, 2023:

Operating
Leases
Maturity of Lease Liabilities at September 30, 2023
2023 (Three months remaining)	$473,146
2024	926,767
2025	682,531
2026	659,184
2027 and thereafter	1,647,960
Total future undiscounted lease payments	$4,389,588
Less: Interest	(803,894)
Present value of lease liabilities	$3,585,694

At September 30, 2023, the Company had no additional leases which had not yet commenced.

NOTE 14 – RELATED PARTY TRANSACTIONS

James E. Frye, who currently serves as a director on the Company’s Board and President of 5J Trucking LLC and 5J Oilfield Services LLC subsidiaries, also owns or has control over 5J Properties LLC, an entity that is the lessor to four leases with the Company. These four leased properties are located in Palestine, Pleasanton, West Odessa and Floresville, Texas, and all have similar five-year terms with options for renewal. The current monthly rent for these leases totals approximately $10,750. Mr. Frye is an owner of a Southwest- based crane rental company that the Company uses as a vendor and is a customer from time to time. During the nine months ended September 30, 2023 and 2022, the Company purchased $600,566 and $290,065, respectively, in rental services and charged the crane company $86,026 and $21,825, respectively, which amounts are included in our revenues. As of September 30, 2023, the Company owed $80,878 to and was owed $45,550 by the entities controlled by Mr. Frye. As of December 31, 2022, the Company owed $565,603 to and was owed $79,780 by the entities controlled by Mr. Frye.

On June 15, 2020, the Company entered into an Interim Management Services Agreement with Apex Heritage Group, Inc. (the “Consultant”), over which Steven H. Madden, a related party and our former Chief Transition Officer, has sole voting and investment control. Pursuant to the Interim Management Services Agreement, the Consultant provided Jeffrey Martini to serve as the Company’s Chief Financial Officer, reporting to both the Company’s Chief Executive Officer and the Board. In December 2021, the Company issued a convertible promissory note with a principal amount of $250,000 to the Consultant for services as Chief Transition Officer for the period from August 1, 2021 until August 1, 2022. During the nine months ended September 30, 2023, the Company issued an additional convertible note payable of $250,000 for services as Chief Transition Officer for an additional year of service ending August 2023. During the nine months ended September 30, 2023, this note was settled by issuance of common stock as disclosed in Note 8.

Effective January 1, 2023, the Company issued an aggregate of 5,205,148 shares of its common stock to various related party holders of the Company’s promissory notes in exchange for the noteholders agreeing to extend the maturity dates of an aggregate of $3,470,098 in the principal amount of the Company’s outstanding promissory notes as of September 30, 2023. Of the total, 2,686,500 shares were issued to holders of $1,791,000 in principal amount of convertible promissory notes and 2,518,648 shares were issued to holders of $1,679,098 in principal amount of unsecured notes payable.

During the nine months ended September 30, 2023, the Company entered into unsecured notes with related parties totaling $1,000,000 in principal. See Note 8. During the nine months ended September 30, 2023, these notes were settled by issuance of common stock as disclosed in Note 8.

During the nine months ended September 30, 2023, the Company entered into new convertible notes payable with related parties totaling approximately $672,164 in principal, including the $250,000 note related to Chief Transition Officer services described above. See Note 8. During the nine months ended September 30, 2023, these notes were settled by issuance of common stock as disclosed in Note 8.

Upon the Acquisition, we entered into seven leases with entities controlled by the Company’s CEO and CFO for an aggregate lease payment of $55,000 per month for the Erie PA facility and the three facilities in South Carolina. See Note 13.

On July 7, 2023, the Company entered into the SPA with Apex Heritage, an affiliate of Steven H. Madden, our director and the Company’s former Chief Transition Officer. The SPA provided for the sale of up to an aggregate of 1,500 shares of Series C Preferred Stock, at a price of $10,000 per share. On July 7, 2023, Apex Heritage purchased 500 shares for aggregate gross proceeds to the Company of $5,000,000. On August 30, 2023, Apex Heritage purchased an additional 61 shares for aggregate gross proceeds to the Company of $610,000. On August 16, 2023, Apex Heritage entered into a second securities purchase agreement, pursuant to which it purchased an additional 200 shares on September 13, 2023 for aggregate gross proceeds to the Company of $2,000,000.

On September 1, 2023, the Company entered into a securities purchase agreement with each of Bryan and Tim, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a total of 72 shares of Series C Preferred Stock with aggregate gross proceeds to the Company of $720,000.

In August 2023, a related party of Apex charged a monthly rental fee for an over-dimensional load trailer. The monthly rental fee is $28,728 and is cancellable at any time.

NOTE 15 – SUBSEQUENT EVENTS

On November 10, 2023, the Company and Apex Heritage entered into a securities purchase agreement, pursuant to which Apex Heritage purchased 146 shares of Series C Convertible Preferred Stock on November 10, 2023 for aggregate gross proceeds to the Company of $1,460,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms “SMG Industries,” “SMG,” the “Company,” “we,” “us,” and “our” refer to SMG Industries Inc. In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of SMG Industries Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. There are a number of factors that could negatively affect our business and the value of our securities, including, but not limited to, fluctuations in the market price of our common stock; changes in our plans, strategies and intentions; changes in market valuations associated with our cash flows and operating results; the impact of significant acquisitions, dispositions and other similar transactions, including the acquisition of the Barnhart Companies (as defined below) (the “Acquisition”); our ability to attract and retain key employees; changes in financial estimates or recommendations by securities analysts; asset impairments; decreased liquidity in the capital markets; and changes in interest rates. Such factors could materially affect our Company’s future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to our Company. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues that we might face.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We urge readers to carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business, including the risk factors included herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 17, 2023.

Overview

We are a growth-oriented transportation services company focused on the domestic logistics market. Our primary business objective is to grow our operations and create value for our stockholders through organic growth and strategic acquisitions. We have implemented a Buy & Build growth strategy of acquiring middle market transportation companies and generating organic growth post-acquisition, when possible, by removing business constraints and strategic cross-selling of services benefiting us with higher equipment utilization and market share. We believe our business focus and equipment fleet position us to be a significant participant in the domestic United States transportation services market.

As of September 30, 2023, our wholly-owned operating subsidiaries were:

●	Barnhart Transportation, LLC

●	Lake Shore Logistics, LLC
●	Lake Shore Global Solutions LLC
●	Barnhart Fleet Maintenance, LLC
●	Route 20 Tank Wash LLC
●	Skyline Holding Inc. (which owns 100% of the membership interests of Legend Equipment Leasing, LLC)
●	5J Trucking LLC *
●	5J Oilfield Services LLC *
●	5J Specialized LLC *
●	5J Transportation LLC *
●	5J Logistics Services LLC *
●	5J Driveaway LLC *

* Together these business units are referred to as the “5J Transportation Group”.

On July 7, 2023, we acquired one hundred percent of the membership interests of (i) Barnhart Fleet Maintenance, LLC, (“Fleet”), (ii) Barnhart Transportation, LLC, (“Transportation”), (iii) Lake Shore Global Solutions LLC, (“Global”), (iv) Lake Shore Logistics, LLC, (“Logistics”), (v) Legend Equipment Leasing, LLC, (“Legend”), and (vi) Route 20 Tank Wash LLC, (“Wash,” and collectively with Fleet, Transportation, Global, Logistics and Legend, the “Barnhart Companies,” and each a “Barnhart Company”). We paid a purchase price (the “Purchase Price”) for the acquisition of the Barnhart Companies consisting of (i) $26.0 million in cash, subject to customary net working capital, cash, indebtedness, and transaction expense adjustments, less (A) $3.0 million for the indemnification escrow amount and $250,000 for the purchase price adjustment escrow amount, (ii) $3.0 million in the form of an unsecured, non-negotiable promissory note that (A) bears interest at a fixed rate of six percent (6%) per annum, and (B) will mature on the 72-month anniversary of the closing, with principal and accrued interest of $41,667 to be paid monthly, and (C) will be subordinated to all senior indebtedness of the Company to the extent required by the holders thereof, (iii) 77 million shares of our common stock, and (iv) 500 shares of our 5% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), with a stated value of $10,000 per share (the “Stated Value”).

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

Combined, our operating subsidiaries provide a range of transportation services such as:

●	Transporting infrastructure components including bridge beams and power generation transformers;
●	Transporting wind energy components;
●	Heavy haul of production equipment, heat exchangers, coolers, construction equipment, and refinery components;
●	Super heavy haul over-dimensional permit-required loads of up to 500 thousand pounds for engineered projects;
●	Transportation of midstream compressors;
●	Flatbed freight of locomotive components, plastic injection mold machinery, and aviation engines;
●	Plant relocation services;

●	Non-hazardous liquid transportation;
●	Intermodal transportation;
●	Dry-bulk transportation of sand, cement powder, and flour;
●	Crane services used to set equipment on compressor stations and pipeline infrastructure and load drilling rig components;
●	Drilling rig relocation for drilling contractors and oil and gas operators;
●	Freight brokerage and driveaway of manufactured trucks and equipment to final customers;
●	International Freight Forwarding, NVOCC, & IAC services;
●	Commercial tank trailer cleaning (JPA, Kosher, and HACCP certified); and
●	Fleet maintenance facilities to complete repairs and inspections of all equipment, including for fleets outside our organization.

In connection with our focus to expand our transportation services business and exit certain upstream oil and gas industrial-related businesses, the financial results of the following business have been classified as discontinued operations on our consolidated financial statements:

●	Momentum Water Transfer Services LLC (“MWTS”) and Jake Oilfield Solutions, LLC (“Jake”)
●	Trinity Services LLC (“Trinity”)

We are headquartered in Houston, Texas with facilities in in Floresville, Hempstead, Henderson, Houston, Odessa, Palestine, and Victoria, Texas, Eria, Pennsylvania and Fort Mill and Moncks Corner, South Carolina. Our websites are www.SMGIndustries.com, www.5J-Group.com, www.barnhart-trans.com, www.ls-gs.com, www.lakeshorelogiticsllc.com, www.route20tankwash.com, and www.barnhartfm.com. This reference to our websites does not constitute incorporation by reference of the information contained on the websites, and such information should not be considered part of this document.

In the second quarter of 2021, we formed 5J Transportation LLC in connection with leasing the East Houston terminal operations for our flatbed services. In the first quarter of 2021, we formed 5J Brokerage LLC, which was renamed 5J Logistics Services LLC during the fourth quarter of 2021, our transportation brokerage business, in connection with offering those services. In the third quarter of 2023, with the acquisition of Lake Shore Logistics, LLC, 5J Logistics Services LLC will operate going forward under the Lake Shore Logistics, LLC brand.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements can be found in Note 2—Summary of Significant Accounting Policies in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For a description of our significant accounting policies, see the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on April 17, 2023. We do not consider any of our policies or estimates to be critical. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. For information on our significant accounting policies, please refer to Note 2—Summary of Significant Accounting Policies in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth the results of our operations for the three months ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023	2022
Revenues	$33,289,602	$19,331,484
Cost of revenues	(31,006,950)	(18,070,208)
Gross profit	2,282,652	1,261,276
Operating expenses	(5,173,620)	(2,404,852)
Loss from operations	(2,890,968)	(1,143,576)
Other income (expense)	1,662,801	(2,053,561)
Loss from continuing operations	(1,228,167)	(3,197,137)
Loss from discontinued operations	(6,555)	(2,852)
Net loss	$(1,234,722)	$(3,199,989)

Revenues for the three months ended September 30, 2023 increased to $33,289,602, an increase of 72% from $19,331,484 for the three months ended September 30, 2022. The increase in sales in the third quarter of 2023 was primarily driven by increased revenues of $14,378,874 related to the Acquisition, increased activity in heavy haul and super heavy haul of infrastructure components and the driveaway services not being included in the comparable year ago period. This growth was partially offset by a revenue decline in the Company’s industrial transportation services as drilling rig relocation services migrated more to oil-rich basins as natural gas drilling rig activity reduced during the period.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2023, was $31,006,950, compared to $18,070,208 for the same period of 2022. As a percentage of overall revenues, the cost of revenues was 93% during the three months ended September 30, 2023, compared to 94% for the same period in 2022. The increase in cost of revenue in the third quarter of 2023 was primarily driven by increased cost of revenue of $13,574,963 related to the Acquisition. Cost of revenues includes $2,485,305 and $1,389,753 in non-cash depreciation charges for the three months ended September 30, 2023 and 2022, respectively, which increased primarily due to the additional assets acquired in the Acquisition. The marginal improvement in cost of revenues as a percentage of overall sales is primarily the result of higher revenues and incremental margin improvement, including in our heavy haul transportation services, covering more fixed costs within cost of revenues, and lower depreciation expense on pre-Acquisition assets. Currently, we believe we will continue to improve cost of revenues as a percentage of sales through increased revenues covering more fixed costs and higher utilization of our existing equipment fleet, including through cross-referring new customers from the Acquisition by offering our other services.

Gross Profit

Gross profit for the three months ended September 30, 2023, was $2,282,652, compared to $1,261,276 for the same period of 2022. Our gross profit margin was 7% during the three months ended September 30, 2023, compared to 6% for the same period of 2022. The improvement in gross profit is primarily due to the Acquisition, which resulted in an additional $803,911 in gross profit during the three months ended September 30, 2023.

Operating Expenses

	Three months ended September 30,
	2023	2022
Operating expenses:
General and administrative	$5,173,620	$2,404,852
Operating expenses	$5,173,620	$2,404,852

Total operating expenses were $5,173,620 in the three months ended September 30, 2023, or 16% of revenues, compared to $2,404,852, or 12% of revenues, in the same period of 2022, representing an increase in operating expenses of $2,768,768, or 115%, from the three months ended September 30, 2022. The increase in operating expenses was primarily due to the Acquisition, which added $2,157,237 of costs for the three months ended September 30, 2023, including $370,500 of amortization expense from intangible assets recognized in connection with the Acquisition.

Loss From Operations

Our loss from operations was $2,890,968 during the three months ended September 30, 2023, compared with $1,143,576 for the same period of 2022. This $1,747,392, or 153%, increase in our loss from operations was primarily due to the Acquisition and additional transaction-related expenses.

Other Income (Expense)

Other income was $1,662,801 for the three months ended September 30, 2023 compared to other expense of $2,053,561 for the three months ended September 30, 2022. During the three months ended September 30, 2023, we recognized a gain of $3,381,248 associated with the settlement of outstanding debt instruments in connection with the Acquisition. Interest expense was $1,287,702 and $2,635,875 for the three months ended September 30, 2023 and 2022, respectively, which declined due to lower amortization of debt discounts on historical debt financings in the current period. The Company also incurred approximately $743,000 of transaction-related expenses associated with the Acquisition during the three months ended September 30, 2023.

Net Loss From Continuing Operations

Our net loss from continuing operations was $1,228,167 during the three months ended September 30, 2023, compared with $3,197,137 for the same period of 2022. This $1,968,970, or 62%, improvement in our net loss from continuing operations was primarily due to the gain on extinguishment of debt in the current period, partially offset by the impact of the Acquisition described above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth the results of our operations for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023	2022
Revenues	$75,946,754	$53,589,434
Cost of revenues	(68,108,398)	(49,731,153)
Gross profit	7,838,356	3,858,281
Operating expenses	(10,959,608)	(7,156,698)
Loss from operations	(3,121,252)	(3,298,417)
Other expense	(3,387,562)	(6,516,888)
Loss from continuing operations	(6,508,814)	(9,815,305)
Loss from discontinued operations	(14,828)	(36,090)
Net loss	$(6,523,642)	$(9,851,395)

Revenues for the nine months ended September 30, 2023 increased to $75,946,754, an increase of 42% from $53,589,434 for the nine months ended September 30, 2022. The increase in sales in the nine-month period ended September 30, 2023 was primarily driven by increased revenues of $14,378,874 related to the Acquisition. Other drivers included increased activity with our heavy haul and super heavy haul services transporting over-dimensional infrastructure items and components, and the driveaway services not being included in the previous comparable year ago period.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2023, was $68,108,398, compared to $49,731,153 for the same period of 2022. As a percentage of overall revenues, the cost of revenues was 90% during the nine months ended September 30, 2023, compared to 93% for the same period of 2022. The increase in cost of revenue in the third quarter of 2023 was primarily driven by increased cost of revenue of $13,574,963 related to the Acquisition. Cost of revenues includes $4,011,437 and $4,144,644 in non-cash depreciation charges for the nine months ended September 30, 2023 and 2022, respectively, including $1,734,709 of depreciation related to assets acquired in the Acquisition during the current period. The improvement in cost of revenues as a percentage of overall revenues is the result of higher revenues and incremental margin improvement in transportation projects covering more fixed costs within cost of revenues. The increase in dollar amount of cost of revenues over the prior year period was primarily due to higher direct expenses associated with the increased volume of revenues, including driver payroll and settlements, partially offset by decreased freight costs compared to the prior year period, and a decrease of $1,867,704 in depreciation expense related to SMG assets. Currently, we believe we will continue to improve cost of revenues as a percentage of sales through increased revenues covering more fixed costs and higher utilization of our existing equipment fleet, including through cross-referring new customers from the Acquisition by offering our other services.

Gross Profit

Gross profit for the nine months ended September 30, 2023, was $7,838,356, compared to $3,858,281 for the same period of 2022. Our gross profit margin was 10% during the nine months ended September 30, 2023, compared to 7% for the same period of 2022. The improvement in gross profit included $803,911 related to the Acquisition and the benefit of increased revenue from our heavy haul and super heavy haul services and the cost of revenues as a percentage of overall revenues improvements described above.

Operating Expenses

	Nine months ended September 30,
	2023	2022
Operating expenses:
General and administrative	$10,959,608	$7,156,698
Operating expenses	$10,959,608	$7,156,698

Total operating expenses were $10,959,608 in the nine months ended September 30, 2023, or 14% of revenues, compared to $7,156,698, or 13% of revenues, in the same period of 2022, representing an increase in operating expenses of $4,546,501, or 64%, from the nine months ended September 30, 2022. The increase in operating expenses was primarily due to the Acquisition, which added $2,157,237 of costs for the three months ended September 30, 2023, including $370,500 of amortization expense from intangible assets recognized in connection with the Acquisition. During the nine months ended September 30, 2023, the higher audit and consulting fees of approximately $583,000 and increased insurance costs of approximately $403,000 related to the Acquisition.

Loss From Operations

Our loss from operations was $3,121,252 during the nine months ended September 30, 2023, compared $3,298,417 for the same period of 2022. This $177,165, or 5%, change in our loss from operations was primarily due to the Acquisition, partially offset by the gross profit improvements discussed above.

Other Expense

Total other expense was $3,387,562 for the nine months ended September 30, 2023 compared to $6,516,888 for the nine months ended September 30, 2022. Interest expense was $6,157,238 and $7,433,606 for the nine months ended September 30, 2023 and 2022, respectively, as a result of non-cash amortization of debt costs associated with convertible debt issued in 2022 and 2023 and deferred finance costs resulting from shares issued with convertible debt in the prior year period. During the nine months ended September 30, 2023, the Company recognized a gain of $3,381,248 associated with the settlement of outstanding debt instruments in connection with the Acquisition. During the nine months ended September 30, 2022, the Company also recognized a gain on disposal of assets of $351,904 that did not recur during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company also incurred approximately $743,000 of transaction-related expenses associated with the Acquisition.

Net Loss From Continuing Operations

Our net loss from continuing operations was $6,508,814 during the nine months ended September 30, 2023, compared with $9,815,305 for the same period of 2022. This $3,306,491, or 34%, improvement in our net loss was primarily due to the gain on settlement of outstanding debt instruments during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Our cash flows from operations are primarily funded through our financing activities, including our credit agreements, notes and loans, stock sales, and issuing our stock for services and various leases. Currently, we believe we will need to continue to utilize our credit agreements, borrowings, and stock sales to sufficiently sustain our current level of operations for the next 12 months. At present, we believe the industry and general domestic economic activity has realized improvement relative to the period one year ago as commodity prices have risen generating higher customer activity in our industrial division, as well as economic improvement from reduced COVID-19 pandemic prevalence in the markets in which we operate. These economic improvements have been partially offset by inflationary pressures, including higher fuel prices and market softness from supply chain adjustments in the general economy. Currently, we believe we may require additional outside capital after the next twelve months to update our equipment fleet and expand our operations. Additionally, we believe any future material acquisition of another operating company would require additional outside capital consisting of debt or equity. Failure to secure additional funds could significantly hamper our ongoing operations, particularly if a down cycle in our industry recurs. At present, we anticipate the transportation industry will improve from its current state, and we aim to improve our future cash flows provided in operating activities by focusing on increasing sales by increasing utilization of the assets in our equipment fleet, utilizing our direct sales force and cross-referring existing customers between our different business segments. Currently, we also anticipate future cash flow improvement from continuing to diversify business lines and providing end to end customer solutions through our new intermodal and international segments that we have acquired and offering higher value services that receive higher gross margins. However, there can be no assurances given of industry improvement, increased fleet utilization or improved operating cash flows to our business.

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

The Term Loan Credit Agreement provides for a $31.7 million term loan (the “Term Loan”). The availability of the Term Loan on the date of Closing was based on 80% of the net orderly liquidation value of certain eligible equipment and rolling stock of the Borrowers (the “Term Loan Borrowing Base”). The principal amount of the Term Loan shall be repaid in equal monthly principal installments of $396,075 plus interest commencing on September 1, 2023, and the Borrowers may also be required to make certain other mandatory prepayments from time to time, including with a required prepayment premium, if the Term Loan Borrowing Base does not support the existing amount of the Term Loan outstanding and for certain other prepayment events, including from dispositions of assets, casualty events and certain extraordinary events. Borrowings under the Term Loan Credit Agreement bear interest at a fluctuating rate of interest per year based on a Term SOFR Rate (as defined in the Term Loan Credit Agreement) plus a margin of 6.50%, which Applicable Rate (as defined in the Term Loan Credit Agreement) may adjust lower (but no lower than 5.50%) based on the leverage ratio of the Borrowers and their subsidiaries commencing on the six-month anniversary of the date of Closing. The Term Loan matures on July 7, 2026.

The Borrowers’ obligations to repay the amounts borrowed under the Term Loan Credit Agreement are secured by liens on substantially all of the assets of the Borrowers, including any rolling stock owned by the Borrowers. The Term Loan Credit Agreement contains customary representations, warranties, affirmative and negative covenants, limitations, and events of default for a transaction of this type, including maintenance of a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, minimum availability of not less than $3,750,000 at any time, minimum EBITDA levels in accordance with the terms of the Term Loan Credit Agreement and other restrictions, including restrictions on net maximum capital expenditures as set forth in the Term Loan Credit Agreement.

In connection with the Term Loan and related transactions described above, the Company’s borrowings and obligations under the First Amended and Restated Commercial Promissory Note, dated September 7, 2021, in the original principal amount of $16,740,000 with Amerisource Funding Inc. were satisfied in full.

Asset Based Lending

Also on July 7, 2023, the Borrowers entered into a Credit Agreement (the “ABL Credit Agreement” and, collectively with the Term Loan Credit Agreement, the “Credit Agreements”) among the Borrowers, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent.

The ABL Credit Agreement provides for a $25.0 million revolving credit facility (the “Revolving Line of Credit”). Availability under the ABL Credit Agreement is based upon 90% of certain eligible accounts receivable of the Borrowers (the “ABL Borrowing Base”) and the ABL Borrowing Base supported borrowings of approximately $16.4 million as of the date of Closing. The Borrowers borrowed approximately $10.9 million under the ABL Credit Agreement on July 7, 2023, leaving approximately $5.5 million of availability. The maturity date of the ABL Credit Agreement is July 7, 2026, and all principal amounts are due and payable on the maturity date or, upon certain mandatory prepayment events, including if the ABL Borrowing Base no longer supports outstanding borrowings and certain other asset dispositions and casualty events. Borrowings under the ABL Credit Agreement bear interest at a floating rate elected by the Borrowers (which includes a base rate, Term SOFR and REVSOFR30 rate), as well as an applicable rate of between 1.25% and 2.50% based upon the leverage ratio of the Borrowers, as well as a commitment fee of between 0.375% and 0.50% based upon the average daily amount of the Revolving Line of Credit available but unused during the most recent quarter.

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

We had a net working capital deficit of $27,856,757, as of September 30, 2023, compared to a work capital deficit of $19,090,891 as of December 31, 2022. During the nine month period ended September 30, 2023, we issued a convertible note for $250,000 as non-cash compensation for one year to our former Chief Transition Officer and Director. Additionally, during the nine-month period ended September 30, 2023, we issued two convertible notes to the same insider for cash invested of $385,000 on March 21, 2023 and $37,164 on March 22, 2023 under the terms of our existing convertible note offering. The cash was used for our working capital.

During the nine months ended September 30, 2023, the Company has sold 833 shares of its Series C Preferred Stock in exchange for cash proceeds of $8,330,000 and sold 1,600,000 shares of common stock for cash proceeds of $400,000. Of these proceeds, $5,000,000 was used in the Acquisition, and the remainder was used for working capital. On November 10, 2023, the Company also issued 146 shares of Series C Convertible Preferred Stock in exchange for aggregate gross proceeds of $1,460,000.

The Series C Preferred Stock is convertible, from time to time at the option of the holder, into a number of shares of common stock equal to the quotient of (A) the sum of (x) the Stated Value of such share(s) of Series C Preferred Stock to be converted as of the date of conversion plus any accrued dividends thereon and (B) a conversion price of $0.25 per share of common stock (the “Conversion Price”). To the extent not already converted on the 24-month anniversary of the Closing, the Series C Preferred Stock and any accrued dividends thereon will automatically convert into a number of shares of common stock equal to the quotient of (A) the sum of (x) the Stated Value of such share(s) of Series C Preferred Stock subject to automatic conversion plus any accrued dividends thereon and (B) the Conversion Price. The Preferred Stock will accrue a 5.0% annual dividend that is only payable in the form of common stock on the 24-month anniversary of the Closing (unless otherwise earlier converted into common stock at the option of the holder) with the number of shares of common stock to be issued to be determined by dividing such accrued dividend by the Conversion Price.

Upon the liquidation, dissolution or winding up of the Company, after payment to any holders of our outstanding 3.0% Series A Secured Convertible Preferred Stock (the “Series A”) and 5.0% Series B Convertible Preferred Stock (the “Series B”), each holder of Series C Preferred Stock will be entitled to receive a preferential amount in cash equal to $10,000 per share, plus all accrued and unpaid dividends. The Series C Preferred Stock will rank senior to all classes of common stock and each other class of our capital stock, except the Series A and Series B, and has the right to vote on all matters submitted to a vote of the holders of common stock on an as converted basis. There were no shares of Series A or Series B outstanding as of September 30, 2023 and December 31, 2022.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Cash provided by (used in):
Operating activities from continuing operations	$1,632,691	$(580,253)
Operating activities from discontinued operations	(42,554)	—
Operating activities	1,590,137	(580,253)

Investing activities from continuing operations	(25,406,163)	282,070
Investing activities from discontinued operations	—	—
Investing activities	(25,406,163)	282,070

Financing activities from continuing operations	27,424,739	683,308
Financing activities from discontinued operations	(33,326)	—
Financing activities	$27,391,413	$683,308

Operating Activities

Net cash provided by operating activities was $1,632,691 for the nine months ended September 30, 2023, compared to cash used in operating activities of $580,253 during the same period of 2022, including $42,554 and $0 of cash flows used in discontinued operations, respectively.

For the nine months ended September 30, 2023, net cash provided by continuing operating activities of $1,632,691 consisted of net loss of $6,508,814, which included non-cash costs of depreciation and amortization of $4,381,937, a gain on settlement of debt of $3,381,248, amortization of deferred financing costs of $1,214,162, the value of shares issued for debt extension of $1,180,618, amortization of right of use assets of $509,785 and bad debt expense of $148,762. Changes in working capital accounts primarily included accrued expenses and other liabilities of $2,397,679, changes in prepaid expenses and other current assets of $2,562,807, and accounts receivable of $634,923, partially offset by changes in accounts payable of $655,354, right of use operating lease liabilities of $515,132 and accounts payable – related party of $463,304.

For the nine months ended September 30, 2022, net cash used in continuing operating activities of $580,253 consisted of net loss of $9,815,305, which included non-cash costs of depreciation and amortization of $4,144,644, amortization of deferred financing costs of $3,124,398, shares issued for debt extension of $643,467, gain on settlement of debt of $564,814 and gain on disposal of assets of $351,904. Changes in working capital accounts included changes in accrued expenses and other liabilities of $706,001, other assets of $187,239 and accounts payable of $144,341, partially offset by changes in prepaid expenses and other current assets of $2,775,210.

Investing Activities

Net cash used in investing activities was $25,406,163 for the nine months ended September 30, 2023, compared to net cash provided by investing activities of $282,070 for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, net cash used in investing activities consisted of $24,073,176 of cash paid for the Acquisition, $1,334,487 of cash paid for fixed asset additions and $1,500 of cash proceeds from the disposal of property and equipment. For the nine months ended September 30, 2022, net cash provided by investing activities consisted of $329,271 of cash proceeds from disposal of property and equipment and $47,201 cash paid for fixed asset additions.

Financing Activities

Net cash provided by financing activities was $27,391,413 for the nine months ended September 30, 2023, compared to $683,308 for the nine months ended September 30, 2022, including $33,326 of cash used in discontinued operations for the nine months ended September 30, 2023 related to repayment of notes payable.

For the nine months ended September 30, 2023, net cash provided by financing activities consisted of $33,686,058 in proceeds from notes payable, $8,330,000 of proceeds from the sale of Series C Preferred Stock, $421,946 of proceeds from convertible notes payable, $507,037 of proceeds on secured line of credit, net and $400,000 of proceeds from the sale of common stock, partially offset by repayment of notes payable of $12,496,347, repayment of deferred financing costs of $3,373,955 and repayment of convertible notes payable of $50,000.

For the nine months ended September 30, 2022, net cash provided by financing activities consisted of proceeds from notes payable of $5,229,098, partially offset by repayment of notes payable of $3,624,328 and net payments on secured line of credit of $921,462.

Off-Balance-Sheet Transactions

As of September 30, 2023, the Company has cash collateral deposits in the amount of $2,895,164 as collateral for its captive insurance policy.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item 3.

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

Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at September 30, 2023, such disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is the lack of a formal review process including multiple levels of review.

Remediation Efforts of Material Weaknesses in Internal Control over Financial Reporting

In response to the material weakness identified, we have implemented several changes to our internal control over financial reporting and will continue performing remedial actions. On July 7, 2023, Bryan S. Barnhart and Timothy W. Barnhart were appointed our Chief Executive Officer and Chief Financial Officer, respectively, thereby separating the duties of the Chief Executive Officer and Chief Financial Officer and adding additional financial expertise to the Company’s management team. In addition, as part of the Company’s integration efforts following the Acquisition in July 2023, management is working to identify areas of its accounting and financial reporting processes in order to improve its existing processes and implement best practices for improving its internal control over financial reporting.

While the above actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time, and until management has concluded, through testing, that the controls are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our financial position, results of operations or cash flows. However, we cannot predict with certainty, and there can be no assurance as to the ultimate outcome of, any pending litigation, investigatory matters or claims.

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

In connection with the Acquisition of the Barnhart Companies, each of the Companies, the 5J Transportation Group and the Barnhart Companies entered into the Term Loan Credit Agreement with Great Rock and the ABL Credit Agreement with JPMorgan. Pursuant to the terms of the Credit Agreements, Great Rock and JPMorgan have been granted liens on substantially all of the assets of the Borrowers. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in a Credit Agreement, we could be in default under the terms of the Credit Agreement governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Agreement could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under a Credit Agreement to avoid being in default. If we or any of our subsidiaries breach the covenants under a Credit Agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under a Credit Agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

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

We have experienced significant recent changes in our senior management team in connection with the Acquisition. On July 7, 2023, in connection with the Closing, Bryan S. Barnhart and Timothy W. Barnhart were appointed our Chief Executive Officer and Chief Financial Officer, respectively, and also were appointed to our Board of Directors. These changes to our executive management team may be disruptive to, or cause uncertainty in, our business, results of operations and the price of our common stock. Leadership transitions are inherently difficult to manage and may result in the loss of institutional knowledge and changes to business strategy or objectives. In addition, these changes have the potential to negatively impact our operations and relationships with employees and customers due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Sales of Series C Convertible Preferred Stock

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Apex Heritage Investments LLC (“Apex Heritage”), an affiliate of the Company’s director and former Chief Transition Officer. The SPA provided for the sale of up to an aggregate of 1,500 shares of Series C Preferred Stock, at a price of $10,000 per share. On July 7, 2023, Apex Heritage purchased 500 shares for aggregate gross proceeds to the Company of $5,000,000. On August 30, 2023, Apex Heritage purchased an additional 61 shares for aggregate gross proceeds to the Company of $610,000. On August 16, 2023, Apex Heritage entered into a second securities purchase agreement, pursuant to which it purchased an additional 200 shares on September 13, 2023 for aggregate gross proceeds to the Company of $2,000,000.

On September 1, 2023, the Company entered into a securities purchase agreement with each of Bryan Barnhart and Tim Barnhart, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a total of 72 shares of Series C Preferred Stock with aggregate gross proceeds to the Company of $720,000.

On November 10, 2023, the Company and Apex Heritage entered into a securities purchase agreement, pursuant to which Apex Heritage purchased 146 shares of Series C Convertible Preferred Stock on November 10, 2023 for aggregate gross proceeds to the Company of $1,460,000.

The Series C Preferred Stock accrues an annual dividend of 5% that is payable only in the Company’s common stock. The stated value of the Series C Preferred Stock and any accrued dividends are convertible, from time to time, at the option of the holder, and automatically convert on the 24-month anniversary of the Closing, into the Company’s common stock at a conversion price of $0.25 per share.

Sales of Common Stock

On August 18, 2023, the Company entered into a securities purchase agreement (the “Common Stock SPA”) with Stewart Investment Partners, Ltd. and Whitewing Investment Partners I, Ltd., each of whom are existing investors. Pursuant to the Common Stock SPA, on August 30, 2023, the Company issued and sold 1,600,000 shares of common stock, at a price of $0.25 per share, with the Company receiving $400,000 of aggregate gross proceeds.

Based in part upon the representations in the purchase agreements described above, the offering and sale of the preceding shares of common stock and Series C Preferred Stock was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated under the Securities Act.

Issuance of Common Stock

On July 7, 2023, in connection with the Acquisition, the Company issued 500,000 shares of common stock to Market Street Capital Inc. as a transaction fee with a fair value of $93,000 based on the closing price of the Company’s common stock at the Closing when the fee was earned.

The issuance of these shares was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act.

Issuance of Options

As of July 21, 2023, the Company issued options exercisable for an aggregate of 4,380,000 shares of common stock at an exercise price of $0.25 per share. These options vest and become exercisable in three equal installments on the first, second and third anniversaries of the grant date and have a term of five years.

The issuance of these options was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

The Company is making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 3.02, Unregistered Sales of Equity Securities:

Sales of Series C Convertible Preferred Stock

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2023, the Company entered into an SPA with Apex Heritage, an affiliate of the Company’s director and former Chief Transition Officer. The SPA provided for the sale of up to an aggregate of 1,500 shares of Series C Preferred Stock, at a price of $10,000 per share. On July 7, 2023, Apex Heritage purchased 500 shares for aggregate gross proceeds to the Company of $5,000,000. On August 30, 2023, Apex Heritage purchased an additional 61 shares for aggregate gross proceeds to the Company of $610,000. On August 16, 2023, Apex Heritage entered into a second securities purchase agreement, pursuant to which it purchased an additional 200 shares on September 13, 2023 for aggregate gross proceeds to the Company of $2,000,000.

On September 1, 2023, the Company entered into a securities purchase agreement with each of Bryan Barnhart and Tim Barnhart, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a total of 72 shares of Series C Preferred Stock with aggregate gross proceeds to the Company of $720,000.

On November 10, 2023, the Company and Apex Heritage entered into a securities purchase agreement, pursuant to which Apex Heritage purchased 146 shares of Series C Convertible Preferred Stock on November 10, 2023 for aggregate gross proceeds to the Company of $1,460,000.

The Series C Preferred Stock accrues an annual dividend of 5% that is payable only in the Company’s common stock. The stated value of the Series C Preferred Stock and any accrued dividends are convertible, from time to time, at the option of the holder, and automatically convert on the 24-month anniversary of the Closing, into the Company’s common stock at a conversion price of $0.25 per share.

Sales of Common Stock

On August 18, 2023, the Company entered into the Common Stock SPA with Stewart Investment Partners, Ltd. and Whitewing Investment Partners I, Ltd., each of whom are existing investors. Pursuant to the Common Stock SPA, on August 30, 2023, the Company issued and sold 1,600,000 shares of common stock, at a price of $0.25 per share, with the Company receiving $400,000 of aggregate gross proceeds.

Based in part upon the representations in the purchase agreements described above, the offering and sale of the preceding shares of common stock and Series C Preferred Stock was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Issuance of Common Stock

On July 7, 2023, in connection with the Acquisition, the Company issued 500,000 shares of common stock to Market Street Capital Inc. as a transaction fee with a fair value of $93,000 based on the closing price of the Company’s common stock at the Closing when the fee was earned.

The issuance of these shares was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act.

Issuance of Options

As of July 21, 2023, the Company issued options exercisable for an aggregate of 4,380,000 shares of common stock at an exercise price of $0.25 per share. These options vest and become exercisable in three equal installments on the first, second and third anniversaries of the grant date and have a term of five years.

The issuance of these options was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act.

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

SMG Industries Inc.
(Registrant)

November 14, 2023	/s/ Timothy W. Barnhart
Date	Timothy W. Barnhart
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)